Form 10QSB
period 2000-03-31
GENELINK INC
filed 2000-05-15
CIK 941020

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                    QUARTERLY REPORT FOR THE QUARTERLY PERIOD

                              ENDED MARCH 31, 2000

                           COMMISSION FILE NO. 0-28077

                                 GENELINK, INC.
                 ----------------------------------------------
                 (Name of Small Business Issuer in its charter)

          PENNSYLVANIA                                  23-2795613
          ------------                                  ----------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
           incorporation or organization)


        100 S. Thurlow Street
         Margate, New Jersey                               08402
 -----------------------------------                       -----
(Address of principal executive offices)                 (Zip Code)

                    ISSUER'S TELEPHONE NUMBER: (609) 823-6991



         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes X   No ___

         APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                  Number of Shares of Common Stock
                  Outstanding on May 5, 2000                  10,798,082

         Transitional Small Business Disclosure Format        Yes ___  No X

                                 GENELINK, INC.

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements.

        Balance Sheet at March 31, 2000 and March 31, 1999 (unaudited)

        Statement of Income for the three months ended March 31, 2000 and 1999 (unaudited)

        Statement of Cash Flows for the three months ended March 31, 2000 and 1999 (unaudited)

        Notes to Financial Statements (unaudited)

                                 GENELINK, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                                 BALANCE SHEETS

                                     ASSETS


                                         (UNAUDITED)       (UNAUDITED)
                                          MARCH 31,          MARCH 31,
                                            2000               1999
                                            ----               ----
CURRENT ASSETS
   Cash                                   $  47,512         $   1,585
   Accounts Receivable                        2,285               768
   Inventory                                 10,720            11,138
   Prepaid Expenses                          36,080            17,245
                                          ---------         ---------

TOTAL CURRENT ASSETS                         96,597            30,736
                                          ---------         ---------

FIXED ASSETS
   Office Furniture                           1,154             1,154
   Office Equipment                          14,126            14,126
   Leasehold Improvements                    50,000            50,000
                                          ---------         ---------
                                             65,280            65,280
   Less:  Accumulated Depreciation          (15,018)          (10,228)
                                          ---------         ---------

TOTAL FIXED ASSETS                           50,262            55,052
                                          ---------         ---------

OTHER ASSETS
   Deposits                                   1,640             1,640
   Organization Costs                        86,976            86,976
   Patent                                     3,229             3,229
                                          ---------         ---------
                                             91,845            91,845
   Less:  Accumulated Amortization          (87,952)          (87,736)
                                          ---------         ---------

TOTAL OTHER ASSETS                            3,893             4,109
                                          ---------         ---------

TOTAL ASSETS                              $ 150,752         $  89,897
                                          =========         =========


The accompanying notes are an integral part of these financial statements.

                                 GENELINK, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                                 BALANCE SHEETS

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)


                                                (UNAUDITED)          (UNAUDITED)
                                                 MARCH 31,            MARCH 31,
                                                   2000                 1999
                                                   ----                 ----
CURRENT LIABILITIES
   Accounts Payable & Accrued Expenses          $   136,820         $   110,076
   Accrued Payroll Taxes                             18,968                 355
   Accrued Interest Payable                          13,865                   0
   Accrued Compensation                             182,055              79,375
   Notes Payable - Current Portion                  260,183                   0
                                                -----------         -----------

TOTAL CURRENT LIABILITIES                           611,891             189,806
                                                -----------         -----------

LONG-TERM LIABILITIES
   Loans Payable Affiliates -
           Net of current portion                    43,229              30,500
                                                -----------         -----------

STOCKHOLDERS' EQUITY (DEFICIT)
   Common Stock, $.01 par value,
         75,000,000 shares authorized
         10,919,262 and 9,665,041 shares
         issued, 10,823,082 and
         956,886 outstanding as of
         March 31, 2000 and 1999,
         respectively                               109,193              96,651
   Treasury Stock, 96,180 shares                   (109,860)           (109,860)
   Additional Paid-in Capital                     3,715,911           3,460,085
   Stock Subscriptions Receivable                  (711,788)           (631,107)
   Deferred Compensation                           (400,000)           (600,000)
   Deficit Accumulated during the
         the development stage                   (3,107,824)         (2,346,178)
                                                -----------         -----------

TOTAL STOCKHOLDERS' EQUITY (DEFICIT)               (504,368)           (130,409)
                                                -----------         -----------

TOTAL LIABILITIES AND
     STOCKHOLDERS' EQUITY

      (DEFICIT)                                 $   150,752         $    89,897
                                                ===========         ===========

The accompanying notes are an integral part of these financial statements.

                                 GENELINK, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                               FOR THE              FOR THE            9/21/94
                                            THREE MONTHS         THREE MONTHS         (DATE OF
                                                ENDED                ENDED            INCEPTION)
                                               3/31/00              3/31/99           TO 3/31/00
                                               -------              -------           ----------
REVENUE                                      $      9,463         $     2,452         $   242,889

COSTS OF GOOD SOLD                                    853                 526              36,971
                                             ------------         -----------         -----------

GROSS PROFIT                                        8,610               1,926             205,918
                                             ------------         -----------         -----------

EXPENSES
  Selling, general and administrative             279,734             266,511           2,413,628
  Consulting                                       20,870              16,200             247,541
  Professional fees                                25,851              16,115             258,998
  Advertising and promotion                         3,955              11,204             124,226
  Amortization and
  Depreciation                                      1,252               1,251              85,396
                                             ------------         -----------         -----------
                                                  331,662             311,281           3,129,789
                                             ------------         -----------         -----------


INTEREST EXPENSE                                   17,927                   0             181,080
                                             ------------         -----------         -----------

INTEREST INCOME                                        84                 233              14,701
                                             ------------         -----------         -----------
NET (LOSS) BEFORE PROVISION
  FOR INCOME TAXES AND
  CUMULATIVE EFFECT OF
  CHANGE IN ACCOUNTING
  PRINCIPLE                                      (340,895)           (309,122)         (3,090,250)
CUMULATIVE EFFECT OF CHANGE
  IN ACCOUNTING PRINCIPLE                               0             (17,574)            (17,574)
                                             ------------         -----------         -----------
NET (LOSS) BEFORE PROVISION
FOR INCOME TAXES                                 (340,895)           (326,696)         (3,107,824)
PROVISION FOR INCOME TAXES                              0                   0                   0
                                             ------------         -----------         -----------
NET (LOSS)                                   $   (340,895)        $  (326,696)        $(3,107,824)
                                             ============         ===========         ===========
NET (LOSS) PER SHARE BASIC
  AND DILUTED                                $       (.03)        $      (.03)
  Weighted average common
  shares and diluted potential
  common shares                                10,745,727           9,631,028
                                             ------------         -----------


The accompanying notes are an integral part of these financial statements.

                                 GENELINK ,INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                    FOR THE           FOR THE            9/21/94
                                                  THREE MONTHS      THREE MONTHS         (DATE OF
                                                     ENDED             ENDED            INCEPTION)
                                                    3/31/00           3/31/99           TO 3/31/00
                                                    -------           -------           ----------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net Income (Loss)                               $(340,895)        $(326,696)        $(3,107,824)
   Adjustments to reconcile net (loss)
      to net cash provided (used) by
     operating activities
     Depreciation and Amortization                     1,252            18,825             102,970
     Fair value of officers compensation                   0                 0             718,000
         Fair value of compensation related
       to vested options                             200,000           200,000             700,000
         Common Stock issued for services             27,900                 0             142,000
         Accrued Interest-On Subordinated
           Debt converted to common stock                  0                 0              74,861
         Accrued Interest on Debentures               10,246                 0              86,390
         (Increase) decrease in assets
           Accounts receivable                        (1,178)             (569)             (2,285)
         Inventory                                       155               132             (10,721)
         Prepaid expenses                            (23,302)            2,180             (36,080)
             Increase in organization costs                0                 0             (90,205)
             Deposit on utilities                          0                 0              (1,640)
     Increase (decrease) in liabilities
         Accounts payable & accrued
            Expenses                                  41,291            (9,861)            136,822
         Accrued payroll taxes                         1,840              (465)             18,968
         Accrued interest                              7,685                 0              13,864
             Accrued compensation                     54,312            49,375             182,055
                                                   ---------         ---------         -----------
     Net cash provided (used)
       by operating activities                       (20,694)          (67,079)         (1,072,825)
                                                   ---------         ---------         -----------

CASH FLOWS FROM INVESTING ACTIVITIES

   Purchase of property and equipment                      0                 0             (65,280)
   (Increase) decrease in Subscriptions
       Receivables                                    (5,500)           63,330            (658,398)
                                                   ---------         ---------         -----------
     Net cash provided (used) by investing
       activities                                     (5,500)           63,300            (723,678)
                                                   ---------         ---------         -----------


The accompanying notes are an integral part of these financial statements.

                                 GENELINK ,INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                 FOR THE         FOR THE          9/21/94
                                              THREE MONTHS     THREE MONTHS      (DATE OF
                                                  ENDED           ENDED          INCEPTION)
                                                 03/31/00        3/31/99         TO 3/31/00
                                                 --------        -------         ----------
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds (repayments) from loans and
    notes payable                                 12,730          (6,000)           417,905
   Proceeds from Debentures Issued                45,000               0            295,000
   Proceeds relating to issuance
      of common stock (net)                       10,000               0          1,131,110
                                                --------        --------         ----------
     Net cash provided by financing
      activities                                  67,730          (6,000          1,844,015
                                                --------        --------         ----------

NET INCREASE (DECREASE) IN CASH                   41,536          (9,749)            47,512

Cash, beginning of period                          5,976          11,334                  0
                                                --------        --------         ----------

Cash, end of period                             $ 47,512        $  1,585         $   47,512
                                                ========        ========         ==========

SUPPLEMENTAL DISCLOSURES

   Income taxes paid                            $      0        $      0         $        0
                                                ========        ========         ==========
   Interest paid                                $      0        $      0         $        0
                                                ========        ========         ==========

 NON-CASH FINANCING TRANSACTIONS:
   Conversion of Debt to Stock                  $      0        $      0         $  374,675
                                                --------        --------         ----------
   Reduction of Subscriptions Receivable
     via relinquishment of common stock
     (net)                                      $      0        $      0         $  115,496
                                                --------        --------         ----------
   Increase in Note receivable-officer
     cashless exercise of options               $      0        $ 40,242         $   62,118
                                                --------        --------         ----------

   Stock issued related to debenture
     financing                                  $ 28,050        $      0         $  121,207
                                                --------        --------         ----------
   Redemption of common stock-due to
     cancellation of marketing agreement        $      0        $ 67,500         $   67,500
                                                --------        --------         ----------
   Accrued interest on Subscriptions
     Receivable                                 $ 11,341        $  9,069         $  152,133
                                                --------        --------         ----------


The accompanying notes are an integral part of these financial statements.

                                 GENELINK, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 1 - DESCRIPTION OF ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         BUSINESS ORGANIZATION

         Genelink, Inc. (the Company) was organized in the state of Pennsylvania to offer to the public the safe collection and preservation of a family's DNA material for later use by the family to determine genetic linkage. The Company is the successor by merger to a Delaware Corporation organized under the same name on September 21, 1994. Prior to the merger, which occurred in February, 1995, the predecessor entity engaged in no operations. The Company's executive offices are located in Margate, New Jersey.

         BUSINESS DESCRIPTION

         The Company was founded in response to the information being generated in the field of human molecular genetics. Scientists are discovering an increasing number of connections between genes and specific diseases. These findings are a direct result of the National Institutes of Health Genome Project, which has as its goal the total mapping of the human genome by the year 2005. Doctors and scientists have known for years that many individuals and their family members are predisposed to certain diseases. This inherited disposition is contained within DNA. DNA, the hereditary material of life, is contained in all of the genes which make up who we are. If one of these genes is defective it can cause disease. There are more than 100,000 genes in the human body, most of which are in charge of the transmission of hereditary characteristics. Many of the more than 4,500 diseases are genetically based.

         Management believes future generations could benefit from the DNA store of knowledge. For this reason, the Company has created a DNA banking service that stores DNA before and after an individual dies. This DNA can be used to establish whether or not the disease or disorder that caused death was genetic in origin. As researchers continue to identify diseases linked to defective genes, living family members can use the stored DNA to discover if they are at risk for certain diseases such as cancer. DNA banking shifts the emphasis from diagnosis and treatment, to disease prediction and prevention. It allows future generations to access their family genetic history.

         See Note 2 regarding the development stage nature of operations of the Company to date.

                                 GENELINK, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 1 -  A SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES(CONT'D)

         THE PRODUCT

         The Company has developed a DNA Collection Kit for the collection of DNA specimens of its clients. No licensing or training is necessary for the collection by the client of his or her DNA specimen. The collection process, which uses six swabs, is self administered and takes less than five minutes to complete. The client forwards the swabs to the University of North Texas Health Science Center at Fort Worth (UNTHSC) and completes and forwards a data form to the Company. Specimens can be collected during an individual's lifetime or up to 36 to 40 hours after death. UNTHSC will store the DNA specimens for up to 75 years. Upon the client's request, and upon the payment of a retrieval fee, the stored DNA specimen can be retrieved and sent to a laboratory for testing. More than one test can be made on the same DNA specimen.

         INTERIM FINANCIAL STATEMENTS

         These interim financials, which are unaudited, include all necessary adjustments which in the opinion of management are necessary in order to make the financial statements not misleading.

         CASH AND CASH EQUIVALENTS

         Highly liquid debt instruments purchased with a maturity of three months or less are considered to be cash equivalents. At times cash and cash equivalents may exceed insured limits. The Company maintains some cash balances with Merrill Lynch, which is SIPC insured up to $300,000.

         USE OF ESTIMATES

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

                                 GENELINK, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 1 -  A SUMMARY OF THE SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         PROPERTY AND EQUIPMENT

         Property and equipment are stated at cost. Expenditures for maintenance and repairs are charged against operations. Renewals and betterments that materially extend the life of the assets are capitalized. Depreciation is computed using the straight line method over the estimated useful lives of the related assets.

         REVENUE AND COST RECOGNITION

         Revenues are recorded when the kits are sold as opposed to when monies are received. The Company receives the entire non-refundable fee up front for the DNA kits and provides the DNA analysis testing at that time, then stores the specimen for 25 years. If the client requests the DNA specimen back at any time during the 25 year storage period, they will be entitled to receive the specimen upon payment of an additional retrieval fee but will not be entitled to any refund of the original storage fee. Direct costs related to sale of kits include purchase of kits, samples and delivery expense. The direct costs of kits are recognized at time of sale to the customers as opposed to the time of purchase by Genelink, Inc. from vendor. Kits purchased by Genelink, Inc. not yet sold remain in inventory.

         AMORTIZATION OF ORGANIZATION COSTS AND PATENTS

         Legal and professional fees and expenses in connection with the formation of the Company and filing of patent and trademark applications have been capitalized and are amortized over five years and fifteen years, respectively, on a straight-line basis. The Company has filed for and has patents pending in the USA and foreign countries on its method of DNA gathering, which patent application is pending. The Company has registered trademark for its name and logo and for the name "DNA Collection Kit".

         Organization costs consists of the following as of March 31, 2000 and 1999:

                  Professional Legal Fees                   $ 76,471
                  Professional Accounting Fees              $ 10,505
                                                            --------
                                                            $ 86,976

                  Less: Accumulated Amortization             (86,976)
                                                            --------
                  Net Organization Costs                    $      0
                                                            ========

         INVENTORY

         Inventory consists of kits held for resale. Inventory is valued at the lower of cost (using the first-in, first-out method) or market. The shelf life of the DNA kits is estimated by the Company to be in excess of 30 years.

                                 GENELINK, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 1 -  A SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         INCOME TAXES

         The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards ("SFAS") NO. 109, "ACCOUNTING FOR INCOME TAXES", which requires the use of an asset and liability approach for financial accounting and reporting for income taxes. Under this method, deferred tax assets and liabilities are recognized based on the expected future tax consequences of temporary differences between the financial statement carrying amounts and tax basis of assets and liabilities as measured by the enacted tax rates that are expected to be in effect when taxes are paid or recovered.

         LONG LIVED ASSETS

         The Company reviews for the impairment of long-lived assets and certain identifiable intangibles whenever events or changes indicate that the carrying amount of an asset may not be recoverable. An impairment loss would be recognized when estimated future cash flows expected to result from the use of an asset and its eventual disposition are less than its carrying amount. The Company has not identified any such impairment losses during the first quarter of 2000 and 1999.

         RECLASSIFICATIONS

         Certain balances not affecting net income have been reclassified to conform to the current year presentation.

         PER SHARE DATA

         Effective November 12, 1998, the Company adopted SFAS No. 128, "Earnings Per Share." The provisions of SFAS No. 128 establish standards for computing and presenting earnings per share (EPS). This standard replaces the presentation of primary EPS with a presentation of basic EPS. Additionally, it requires dual presentation of basic and diluted EPS for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the diluted EPS computation. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Diluted EPS for 2000 and 1999 excludes any effect from such securities as their inclusion would be antidilutive. Per share amounts for all periods presented have been restated to conform with the provisions of SFAS No. 128.

                                 GENELINK, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1 -  A SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

STOCK OPTIONS

         The Financial Accounting Standards Board has issued SFAS 123, which defines a fair value based method of accounting for an employee stock option and similar equity instruments and encourages all entities to adopt that method of accounting for all of their employee stock compensation plans. However, it also allows an entity to continue to measure compensation cost for those plans using the method of accounting prescribed by Accounting Principles Board Opinion No. 25 (APB 25). Entities electing to remain with the accounting in APB 25 must make proforma disclosures of net income (loss) and, if presented, earnings (loss) per share, as if the fair value based method accounting defined in SFAS 123 had been adopted. The Company has elected to account for its stock-based compensation plans under APB 25.

         CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLES

         Effective fiscal years beginning after December 15, 1998, SOP 98-5 requires organization costs to be expensed. As a result of these charges, any unamortized organization costs should be written off as a cumulative effect of an accounting change. The cumulative effect of this change in accounting on unamortized organization costs was $17,574 which is reflected in 1999 Financial Statements.

NOTE 2 - DEVELOPMENT STAGE OPERATIONS

         The Company which was formed in 1994, since its inception, has had limited operations and its focus has predominantly been on raising capital and completing the research and development of its product in order to market it according to the Company's business plans.

         The deficit accumulated during the development stage was $3,107,824. Although the Company has had sales from inception to date, these sales were to distributors who intended to resell products and services to funeral homes and to the general public. These distributors were unsuccessful in selling and reselling the products and services to funeral homes and the general public, but were not entitled to return any unsold kits to the Company. No significant sales to funeral homes or to the general public have occurred since inception. During 1996, 1998, 1999 and 2000, the Company issued common stock, in connection with services. Certain services were charged to operations and other amounts were offset to additional paid in capital, as they were directly attributable to raising capital. The shares were valued at the fair market value at time of issuance per FAS No. 123 (Financial Accounting Series "For Stock Based Compensation.")

                                 GENELINK, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 3 - PROPERTY & EQUIPMENT

         As of March 31, 2000 and 1999, property and equipment consisted of the following:

                                                  2000       1999
                                                  ----       ----
                  Office Furniture              $ 1,154    $ 1,154
                  Office Equipment               14,126     14,126
                  Leasehold Improvement          50,000     50,000
                                                -------    -------
                                                $65,280    $65,280
                                                =======    =======

         Depreciation expense amounted to $1,198 and $1,197 for the three months ended March 31, 2000 and 1999, respectively.

NOTE 4 - LOANS PAYABLE-AFFILIATES

         The Company's unsecured long-term debt as of March 31, 2000 and 1999 consists of loans from various shareholders with no stated repayment terms.

                                            2000            1999
                                            ----            ----
         Total Obligations                 $43,236         $30,500
         Less: Current Portion                   0               0
                                           -------         -------
                                           $43,236         $30,500
                                           =======         =======

NOTE 5 - DEBENTURE-NOTES PAYABLE

         The Company entered into the following debenture notes payable with terms indicated below:

                                                                            Shares of Common
                                                                             Stock Issued as
         Amount of                                Interest       Due           Additional
         Debenture          Date Issued             Rate         Date        Consideration
         ---------          -----------             ----         ----        -------------
         $  50,000         April 30, 1999            12%        3-31-00          50,000
         $  15,000         April 30, 1999            12%        3-31-00          15,000
         $  10,000         July 29, 1999             12%        6-01-00          10,000
         $ 100,000         August 6, 1999            12%        6-01-00         100,000
         $  10,000         August 8, 1999            12%        6-01-00          10,000
         $  15,000         November 15, 1999         12%       *3-31-00          15,000
         $  50,000         December 3, 1999 12%                 6-01-00          50,000
         $  25,000         March 24, 2000            12%        6-30-00          25,000
         $  20,000         March 29, 2000            12%        6-30-00          20,000
         ---------
         $ 295,000
         $ (15,000)  *Less Amounts converted to stock
         ---------
         $ 280,000
         =========

                                 GENELINK, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 5 -  DEBENTURE-NOTES PAYABLE (CONTINUED)

         Interest is to be paid quarterly with the principal balance due December 31, 1999, however the Company as of March 31, 2000 extended all debenture due dates, except for two debentures having an aggregate principal amount of $65,000. The Company is negotiating with the holders of these debentures with respect to extending the due dates. If an agreement to extend the due dates cannot be reached, the Company will have the option to pay the principal and accrued interest on these Debentures in cash or in common stock, at a value of $.29 per share. The Company also issued shares of common stock as additional consideration equal to the amount of those debentures. If the debentures have not been redeemed on or before the maturity date, the debentures will convert into additional shares of common stock of the Company, with the number of shares issued in the conversion being equal to the number of shares that the unpaid face value of the debentures would purchase based on the closing bid price of the stock on the day of maturity.

         Accrued interest payable on the debenture notes as of March 31, 2000 was $13,714.

         In connection with the Company issuing the debenture notes payable, additional shares of common stock were issued in amounts equal to the principal amount of the debenture. The fair market value, of the amortizable debenture discounts, was recorded net with the debenture notes payable and will be amortized over the life of the debenture.

         As of March 31, 2000 the Company's Amortizable Debenture Discounts were as follows:

          Original            Cumulative
         Amortizable         Amortization/    Net Amortizable
          Debenture            Interest          Debenture
          Discounts             Expense          Discounts
         -----------           --------       ---------------
          $106,207              $86,390           $19,817
          ========              =======           =======

NOTE 6 - OPERATING LEASES

         The Corporation has various noncancellable operating leases with terms of 24 to 36 months. The following is a schedule of future minimum rentals under the leases for the three months as of March 31, 2000:

                                       2000             1999
                                       ----             ----
         1999                        $     --         $  8,137
         2000                           3,475            4,633
         2001                             764              764
                                     --------         --------
                                     $  4,239         $ 13,534
         Less Current Portion          (4,239)         (10,849)
                                     --------         --------
         Long Term Portion           $      0         $  2,685
                                     ========         ========

GENELINK, INC.

                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 7 - INCOME TAXES

         At March 31, 2000, the Company had federal and state tax net operating loss carryforwards of approximately $1,848,000. The difference between the operating loss carryforwards on a tax basis and a book basis is due principally to differences in depreciation, amortization, and development costs. The federal carryforwards will begin to expire in 2009 and the state carryforwards will begin to expire in 2005.

         The Company had a net deferred tax asset of $462,000 at March 31, 2000 primarily from net operating loss carryforwards. A valuation allowance was recorded to reduce the net deferred tax asset to zero.

NOTE 8 - SHAREHOLDERS' EQUITY TRANSACTIONS

         The Company's shareholder equity consists of the following:

         A. SUBSCRIPTION RECEIVABLE-OFFICERS

         Since its inception and until the execution of an employment agreement in early 1998, the Company advanced funds periodically to an officer. Subscription Receivable-Officers represents loans and accrued interest of $711,788 and $631,107 at March 31, 2000 and 1999, respectively. The loans accrue interest using the average applicable one-month Federal Rates (AFRs). The average AFR used for 2000 and 1999 was 6.31%.

         The officers have executed notes payable to the Company to evidence their obligation on account of his loans. Under the terms of his obligation, in repayment thereof, the officer will have the right, at any time on or before December 31, 2003, to transfer to the Company, at the then fair market value, shares of the Company's common stock. Any transfer not in full satisfaction of the obligation will first be applied to accrued interest and then to principal. No payments of interest or principal shall be due on account of the loans prior to December 31, 2003. Fair market value of the Company's shares shall be equal to the average between the bid and asked price in the market in which it is publicly-traded on the last date on which such trades occurred prior to the transfer of shares from the officer to the Company.

         The Company recorded these subscription receivables as a contra-equity account in the Company's balance sheet in accordance with Staff Accounting Bulletin Topic 4G, with related interest income on these notes also being recorded in the Company's equity section.

         During the three month period ended March 31, 1999, the officer repaid a portion of this subscription receivable by exercising 21,180 shares of vested options which were valued at the then fair market value of $2.00 per share. The officer then returned these shares to the Company and used the fair market value of $40,242 as a repayment of his advance.

                                 GENELINK, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 8 - SHAREHOLDERS' EQUITY TRANSACTIONS (CONTINUED)

         A. SUBSCRIPTION RECEIVABLE-OFFICER (CONTINUED)

         The Company advanced funds to William E. Parisi, a former officer of the Company. The cumulative outstanding principal amount of such loans was $148,501, as of June, 1998 which included accrued interest at the minimum imputed rate, as determined under Section 1274(d) of the Internal Revenue Code. As recognition for past services and fund raising efforts on behalf of the Company, the Company granted Mr. Parisi 300,000 Shares pursuant to a settlement arrangement it has entered into with Mr. Parisi.

         Mr. Parisi repaid his obligation to the Company in June, 1998 by foregoing the issuance of 148,501 Shares at their then fair market value ($1 per Share). The Company then issued 151,499 shares to Mr. Parisi pursuant to the terms of the settlement agreement.

         B. STOCK SPLIT

         During February 1998, the Company affected a 75-for-1 stock split thereby authorizing the issuance of up to 75,000,000 shares of Common Stock. Stockholders equity has been adjusted to give retro-active effect to the stock split and in addition, all common shares redeemed as a result of the aforementioned stock split were retired. The Company increased its number of shares authorized from 1,000,000 to 75,000,000 with par value remaining at $.01.

         C. CONVERSION OF SUBORDINATED NOTES

         During March, 1998, the Company converted an aggregate of $175,000 principal amount of its 9% Subordinated Notes, plus accrued interest and warrants to acquire Common Stock into 242,847 shares of restricted stock (after stock split) at a conversion price of $.72 per share. The Company also converted an aggregate of $156,500 principal amount of short-term loans, plus accrued interest, made to the Company during November and December of 1997 into 208,665 shares (after stock split) at a conversion price of $.75 per share. Interest expense was recorded in the amount of $55,631 representing the difference between the fair value of the Company's stock and the value of the notes at the date of conversion.

                                 GENELINK, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 8  - SHAREHOLDERS' EQUITY TRANSACTIONS (CONTINUED)

         D. PRIVATE PLACEMENT OFFERING MEMORANDUM/STOCK OPTIONS

         From April to June 1998, Genelink, Inc. commenced a private placement offering of 800,000 Shares of its common stock at $1 per share to the residents of New York, New Jersey, Florida and the District of Columbia under Rule 504 of Regulation D, which provides an exemption for limited offerings and sales of securities not exceeding $1,000,000. The proceeds of approximately $640,000 of the offering were used to fund research and development, marketing, working capital, payments of salaries to officers, and general administrative expenses. The Company compensated Shannon/Rosenbloom Marketing, Inc., $100,000 for marketing, promotional and investor relations services which was paid upon the successful completion of the offering. The offering expenses included travel, consulting fees, "blue sky"fees, legal and accounting expenses in connection with the Private Placement Offering mentioned above the Company entered into an agreement with Shannon/Rosenbloom Marketing, Inc. dated January 21, 1998 to assist the Company in raising up to $1,000,000 through a public offering of its common stock under SEC rule
         504. In connection with this agreement Shannon/Rosenbloom Marketing, Inc. received a cash fee of $100,000 along with the option to convert up to $25,000 of its cash fee into the Company's common stock at a conversion rate of $.10 per share (250,000 shares) and also receive 250,000 shares of restricted stock. Shannon/Rosenbloom Marketing, Inc. exercised its option and converted $25,000 of its fee into common stock.

         The Company valued the above mentioned shares at the then determined fair value as the Company had minimal sales, history of net losses, no market value and the shares were subject to restrictions imposed under state laws.

         Subsequent to the completion of the private placement offering, the Company issued shares to individuals on their medical advisory board and other consultants at a fair value price of $1.00 per share.

         E. TREASURY STOCK

         On January 5, 1999, John DePhillipo, (CEO of the company) purchased 21,180 shares of common stock by exercising stock options for $2,118. On the same day, the Company acquired 21,180 shares of common stock in exchange for $40,242 of debt owed to the Company by John DePhillipo. The shares had an option price of 10 cents a share and the fair market value was $2.00 per share.

         On March 17, 1999, the Company received 150,000 shares which were previously issued to Shannon/Rosenbloom. These shares were recorded as treasury stock at the then fair market value of $135,000.

                                  GENELINK,INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 8 - SHAREHOLDERS' EQUITY TRANSACTIONS (CONTINUED)

         E. TREASURY STOCK (CONTINUED)

         Simultaneously on March 17, 1999 the Company assigned 75,000 of the aforementioned shares to an investment advisor to promote the Company stock and obtain additional funding. The Company valued the shares at the then fair market value of $67,500.

         F. STOCK OPTIONS AND WARRANTS

         The Financial Accounting Standards Board has issued SFAS 123, which defines a fair value based method of accounting for an employee stock option and similar equity instruments and encourages all entities to adopt that method of accounting for all of their employee stock compensation plans. However, it also allows an entity to continue to measure compensation cost for those plans using the method of accounting prescribed by Accounting Principles Board Opinion No. 25 (APB 25). Entities electing to remain with the accounting in APB 25 must make proforma disclosures of net income (loss) and, if presented earnings (loss) per share, as if the fair value based method accounting defined in SFAS 123 had been adopted. The Company has elected to account for its stock-based compensation plans under APB 25.

         During September, 1997, Mr.DePhillipo (CEO of the Company) was granted options to acquire 1,200,000 Shares at $.10 per Share, for services provided to the Company from its inception, 400,000 of which vested upon the execution of the employment agreement with the remaining balance vesting in four (4) equal annual installments of 200,000 each commencing January.

         During September, 1997 the Company also issued Dr. Ricciardi (Officer of the Company) 1,000,000 options that will enable him to acquire shares of the Company's common stock exercisable at the price of $.10 per Share for services provided to the Company from its inception. These options will expire December 31, 2003 and will vest as follows:

         200,000 shares at the execution of the agreement, and 200,000 shares each January 1, beginning January 1, 1999, 2000, 2001, and 2002.

                                  GENELINK,INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 8 - SHAREHOLDERS' EQUITY TRANSACTIONS (CONTINUED)

         F. STOCK OPTIONS AND WARRANTS (CONTINUED)

         Pursuant to APB No. 25 compensation has been recognized based upon the difference of the fair value of the Company's stock at grant date and the officers exercise price as follows:

                                         Fair Value
         Grant                          of Options at   Exercise     Additional
         Date    # of Options Granted   Date of Grant     Price     Compensation
         -----   --------------------   -------------    -------    ------------
         1997          2,200,000            $.60          $.10        1,100,000
         1998                  0              --            --               --

         In connection with the Company issuing the options to the officers noted above, the Company recorded a deferred compensation charge of $1,100,000 reflected in the equity section. The Company will record compensation expense based upon the vesting schedules of these options as noted below:

                             YEAR           AMOUNT
                             ----           ------
                             1998          $300,000
                             1999          $200,000
                             2000          $200,000
                             2001          $200,000
                             2002          $200,000

         On July 1, 1999, John DePhillipo and Dr. Robert Ricciardi (officers of the Company) each received 1,000,000 options to purchase shares of the Company's common stock, one cent par value, at the exercise price of $1.00 per share. Four hundred options vested immediately with the remaining options vesting 200,000 each on January 1, 2000, 2001, and 2002. During the three months ended March 31, 2000, the Company also issued 25,000 stock options/warrants to purchase the Company's common stock at a price of $1.50 per share with expiration dates in 2003.

                                  GENELINK,INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 8 - SHAREHOLDERS' EQUITY TRANSACTIONS (CONTINUED)

         F. STOCK OPTIONS AND WARRANTS (CONTINUED)

         The following schedule summarizes the vested stock options and stock warrants activity and status as of March 31, 2000 and 1999 and for the three month period ending March 31, 2000 and 1999.

                                                     2000          1999
                                                     ----          ----

                Granted                            4,434,375    2,345,000
                                                   =========    =========

                Vested options outstanding
                At beginning of the period         1,428,195      600,000

                Options vested during period         825,000      545,000

                Vested options exercised
                during Period                       (100,000)     (21,180)

                Cancelled                            (20,000)           0
                                                   ---------    ---------

                Vested outstanding at End
                of Period                          2,133,195    1,123,820
                                                   =========    =========

         A summary of outstanding options/warrants along with their exercise price and dates as of March 31, 2000 are as follows:

          EXERCISE OPTIONS/WARRANTS         OUTSTANDING      EXPIRATION
            PRICE       GRANTED           OPTIONS/WARRANTS      DATE

            $0.10     2,200,000              1,478,820        12/31/03
            $0.75        45,000                 45,000        12/31/04
            $1.00     2,100,000              2,100,000        12/31/03
            $1.50        89,375                 89,375        12/31/03
                      ---------              ---------
                      4,434,375              3,713,195
                      =========              =========

                                 GENELINK, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 9 - NET LOSS PER SHARE

         Earnings per share is calculated under the provisions of Statement of Financial Accounting Standards (SFAS) No. 128 "Earnings Per Share." Basic EPS is calculated using the weighted average number of common shares outstanding for the period and diluted EPS is computed using the weighted average number of common shares and dilutive common equivalent shares outstanding. Given that the Company is in a loss position, there is no difference between basic EPS and diluted EPS since the common stock equivalents would be antidilutive.


         PERIOD ENDED MARCH 31                        2000                 1999
         ---------------------                        ----                 ----

         Net loss                                 $   (340,895)        $  (326,696)
         Weighted average number of shares
         of common stock and common stock
         equivalents outstanding:
         Weighted average number of common
         shares outstanding for computing
         basic earnings per share                   10,745,727           9,631,028
         Dilute effect of warrants and stock
         options after application of the
         treasury stock method                               *                   *
                                                  ------------         -----------
         Weighted average number of common
         shares outstanding for computing
         diluted earnings per share                 10,745,727           9,631,028
                                                  ============         ===========
         Net loss per share-basic & diluted       $       (.03)        $      (.03)
                                                  ============         ===========


         *The following common stock equivalents are excluded from earnings per share calculation as their effect would have been antidilutive:

         PERIOD ENDED MARCH 31            2000                1999
         ---------------------            ----                ----

         Warrants and stock options     2,133,195           1,123,820
                                        =========           =========

NOTE 10 - ADVERTISING

         The Company expenses the production costs of advertising the first time the advertising takes place. Advertising expense was $3,955 and $11,204 for the three months ending March 31, 2000 and 1999, respectively.

                                 GENELINK, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 11 - RENT

         The Company leases its primary executive offices located in Margate, New Jersey at no cost from its officers. Additionally, in September, 1999 the Company leased office space in Cincinnati, Ohio for a term of one year at a gross annual rent of $2,220. Rent expense for the period ended March 31, 2000 was $370.

NOTE 12 - TRANSACTIONS WITH RELATED PARTIES

         The Company is dependent, to a large degree, on the services of John DePhillipo, its Chairman and Chief Executive Officer and the Company has entered into a five (5) year employment agreement dated February 24, 1998, with compensation of $137,500 in 1999 and $151,250 in 2000.

         Also, in 1998 the Company entered into a five year employment agreement with Robert Ricciardi, Vice President of Research and Development, with an agreed upon compensation of $60,000 in 1999 and $66,000 in 2000.

         Officer compensation for the three months ending March 31, 2000 and 1999 was $54,312 and $49,375.

         The Company has an agreement with the UNTHSC through March, 2006 for the storage of the genetic material obtained using one of the Company's kits. Two (2) doctors associated with the UNTHSC own approximately 20,000 Shares of the Company. The Company has established protocols with the UNTHSC whereby the UNTHSC will receive a sample in an envelope enclosed with the kit, measure the quantity to assure that enough genetic material is present, analyze the sample to extract the DNA and freeze and store the material in the refrigerated area maintained by the UNTHSC making it available for future retrieval.

         A portion of the Company's operations are conducted by Kelly/Waldron & Company in East Brunswick, New Jersey, which owns 289,333 Shares of the Company. Kelly/Waldron, which provides various services to members of the pharmaceutical industry, acts as the Company's back office, receiving orders and inquiries, processing data and preparing reports for the Company.

         As of March 31, 2000 and 1999, the Company owed Kelly/Waldron $20,166 and $19,650, respectively.

                                 GENELINK, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 12 - TRANSACTIONS WITH RELATED PARTIES (CONTINUED)

         MARKETING

         The Company had engaged Shannon/Rosenbloom to perform marketing, promotional and investor relations services, pursuant to the terms of a marketing agreement. The services rendered by Shannon/Rosenbloom included the dissemination and publication of the Company's information materials to Shannon/Rosenbloom's broker networks, market makers and individual investors. During June, 1998 the Company paid Shannon/Rosenbloom $75,000, sold 250,000 Shares to Shannon/Rosenbloom for $.10 per share and issued to Shannon/Rosenbloom 250,000 restricted Shares. During the first quarter of 1999, Shannon/Rosenbloom transferred 150,000 shares back to the Company of the 500,000 shares received prior as they had not performed all marketing services noted in the original agreement. The parties have agreed to release each other from any and all losses, claims, damages or demands.

         The Company assigned 75,000 of the aforementioned shares to an investment advisor engaged to promote additional fund raising activities.

NOTE 13 - COMMITMENT & CONTINGENCIES

         The Company is involved in a trademark opposition regarding the use of its trademark Genelink(R), however, management believes it will prevail in this matter, and will have no material adverse effect on the Company.

         The Company's financial statements are prepared using generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company's cash reserves have decreased since the Company's private placement from $800,000 to approximately $50,000 and sales have not increased enough to support operations, however, the Company is in negotiations for a $1,000,000 Bridge Loan and has announced new marketing plans to enhance sales and therefore management believes that they will be able to generate sufficient revenue and cash flow for the Company to continue as a going concern.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         Statements in this Report that relate to future results and events are based on the Company's current expectations. Actual results in future periods may differ materially from those currently expected or desired because of a number of risks and uncertainties. For a discussion of factors affecting the Company's business and prospects, see "Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations - Factors Affecting the Company's Business and Prospects."

         Operating results for the three-month period ended March 31, 2000 are not necessarily indicative of the results that may be expected for the full fiscal year.

LIQUIDITY AND CAPITAL RESOURCES

         For the three month period ended March 31, 2000, the Company's primary liquidity requirements have been the implementation and funding of its sales and marketing efforts, the payment of compensation to officers and other employees and the payment of accounts payable. In the first three months of 2000 the Company has raised $67,730, primarily through the issuance of $45,000 principal amount of 12% Debentures.

         Cash and cash equivalents at March 31, 2000 amounted to $47,512 as compared to $1,585 at March 31, 1999, an increase of $45,927. During the first three months of 2000, the Company's operating activities utilized $20,694, as compared to $67,079 for the first three months of 1999. Cash utilized during these periods resulted from Company's net losses for such periods.

         Investing activities utilized $5,500 for the three months ended March 31, 2000 as compared to realizing $63,330 for the three months ended March 31, 1999. Primary sources/uses of funds for investing activities were related to subscriptions receivable from John DePhillipo, the President and Chief Executive Officer of the Company. Financing activities provided $67,730 for the three month period ended March 31, 2000 as compared to $0 for the three months ended March 31, 1999. Financing activities in the three months ended March 31, 2000 primarily resulted from the issuance of $45,000 principal amount of 12% Debentures throughout the first three months of 2000, as the Company required additional funds for working capital purposes.

         The Company will require approximately $2,000,000 to implement its sales and marketing strategy in the year 2000. The Company intends to raise funds through a private placement of securities. The Company has received a letter of intent from Brennan Dyer & Company, LLC, a venture capital group, to advise the Company in seeking to obtain investors to provide these funds. Brennan Dyer & Company, LLC has assisted the Company in all of the financing it has received since its inception. Unless the Company can increase its revenues and increase its stock price, it is unlikely that the Company will be able to secure such financing. If the Company is not able to secure such additional required capital, it will continue to realize negative cash flow and losses and it is unlikely that it will be able to continue operations.

         For the three months ended March 31, 2000, the Company raised $45,000 through the issuance of 12% Debentures. The Company also issued 45,000 shares of common stock to the holders of the Debentures as additional consideration making the effective interest rate on the Debentures equal to 128%. The issuance of shares were required by the investors as a condition to agreeing to lend money to the Company. No alternative sources of financing were available to the Company, and the Company would have been unable to fund its operations without receiving such financing. The Company has the option to convert the Debentures into shares of common stock. At such time the Company will have the right to convert the Debentures into shares of common stock of the Company equal to the value of the principal and accrued interest on the Debentures at the closing bid price of the stock on the date of maturity. At the closing bid price of $.29 per share at May 5, 2000, this could result in the Company issuing approximately an additional 155,172 shares of common stock to the holders of the Debentures, or approximately 1.0% of the Company on a fully-diluted basis.

RESULTS OF OPERATIONS

The following table sets forth certain operating information regarding the
Company:

                                    THREE MONTH       THREE MONTH
                                    PERIOD ENDED      PERIOD ENDED
                                   MARCH 31, 2000    MARCH 31, 1999

                                    (UNAUDITED)       (UNAUDITED)
                                    -----------       -----------
Revenues                             $   9,463         $   2,452

Cost of Goods Sold                   $     853         $     526

Net Earnings (Loss)                  $(340,895)        $(326,696)

Net Earnings (Loss) Per Share        $    (.03)        $    (.03)

      The following summary table presents comparative cash flows of the Company for the three months ended March 31, 2000 and 1999.

                                  THREE MONTH        THREE MONTH
                                  PERIOD ENDED       PERIOD ENDED
                                 MARCH 31, 2000     MARCH 31, 1999


                                  (UNAUDITED)         (UNAUDITED)
                                  -----------         -----------

Net cash used in operating
activities                         $ 20,694            $ 67,079

Net cash provided (used) by
investing activities               $ (5,500)           $ 63,300

Net cash provided (used) by
financing activities               $ 67,730            $ (6,000)


      The Company had cash balances totaling $1,585 at March 31, 1999 and $47,512 at March 31, 2000.

COMPARISON OF THREE MONTHS ENDED MARCH 31, 2000 TO THREE MONTHS ENDED MARCH 31, 1999

Financial Condition

         Assets of the Company increased from $89,897 at March 31, 1999 to $150,757 at March 31, 2000, an increase of $60,855. This increase was primarily due to an increase in cash from $1,585 at March 31, 1999 to $47,512 at March 31, 2000 and an increase in prepaid expenses from $17,245 at March 31, 1999 to $36,080 at March 31, 2000.

         Liabilities increased from $220,306 at March 31, 1999 to $655,120 at March 31, 2000, an increase of $434,814. This increase was primarily due to an increase in deferred compensation due officers from $79,375 at March 31, 1999 to $182,055 at March 31, 2000, and an increase in notes payable from $0 at March 31, 1999 to $260,183 at March 31, 2000, the proceeds of which were used by the Company primarily for working capital purposes.

Current Year Performance and Earnings Outlook

         Revenues. The total revenues for the three months ended March 31, 2000 were $9,463 as compared to $2,452 for the three months ended March 31, 1999. The increase in revenues of $7,011 is primarily due to increased sales and marketing efforts undertaken by and on behalf of the Company.

         Expenses. Total expenses for the three months ended March 31, 2000 were $349,589 as compared to $311,281 for the three months ended March 31, 1999, an increase of $38,308, primarily resulting from an increase in professional expenses from $16,115 for the three months ended March 31, 1999 to $25,851 for the three months ended March 31, 2000, an increase in interest expenses from $0 for the three months ended March 31, 1999 to $17,927 for the three months ended March 31, 2000 and an increase in selling, general and administrative expenses from $266,511 for the three months ended March 31, 1999 to $279,734 for the three months ended March 31, 2000.

         Losses. The Company incurred a loss of $340,895 for the three months ended March 31, 2000 as compared to a loss of $326,696 for the three months ended March 31, 1999, an increase of $14,199. This increase in the amount of losses incurred is primarily due to the $38,308 increase in expenses incurred by the Company for the three months ended March 31, 2000 as compared to the three months ended March 31, 1999.

FACTORS AFFECTING THE COMPANY'S BUSINESS AND PROSPECTS

         There are a number of factors that affect the Company's business and the result of its operations. These factors include general economic and business conditions; the level of acceptance of the Company's products and services; the rate and commercial applicability of advancements and discoveries in the genetics field; and the Company's ability to enter into strategic alliances with companies in the funeral home and genetics industries; the ability of the Company to raise the financing necessary to implement its business and marketing plan, to pay salaries to its officers and employees and to pay its accounts payable.

PART II. OTHER INFORMATION

Item 3.  Exhibits and Reports on Form 8-K.

         (a) Exhibits.
             Exhibit 27-Financial Data Schedule

         (b) Reports on Form 8-K.
             No reports on Form 8-K were filed during the quarter for which this report is filed.

                                   * * * * * *

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 GENELINK, INC.
                                 --------------
                                  (Registrant)


Date: May 15, 2000                     By: /s/ John R. DePhillipo
                                          -------------------------------------
                                           John R. DePhillipo, Chief Executive
                                             Officer and President

ITEM 1.  INDEX TO EXHIBITS.

Exhibit
-------

27            Financial Data Schedule