Form 10QSB
period 2000-06-30
GENELINK INC
filed 2000-08-14
CIK 941020

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                    QUARTERLY REPORT FOR THE QUARTERLY PERIOD
                               ENDED JUNE 30, 2000

                           COMMISSION FILE NO. 0-28077

                                 GENELINK, INC.
                 ----------------------------------------------
                 (Name of Small Business Issuer in its charter)

             PENNSYLVANIA                                23-2795613
             ------------                                ----------
    (State or other jurisdiction of         (I.R.S. Employer Identification No.)
     incorporation or organization)


            100 S. Thurlow Street
             Margate, New Jersey                              08402
     --------------------------------------                  --------
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

          Number of Shares of Common Stock
          Outstanding on August 3, 2000                           12,193,582
                                                                  ----------

         Transitional Small Business Disclosure Format        Yes ___  No X

                                 GENELINK, INC.

PART I.  FINANCIAL INFORMATION

ITEM 1.  Financial Statements.

         Balance Sheets at June 30, 2000 and June 30, 1999 (unaudited)

         Statements of Income for the three months and six months ended June 30, 2000 and 1999 (unaudited)

         Statements of Cash Flows for the six months ended June 30, 2000 and 1999 (unaudited)

         Notes to Financial Statements (unaudited)

                                 GENELINK, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                                 BALANCE SHEETS



                                     ASSETS



                                         (UNAUDITED)       (UNAUDITED)
                                           JUNE 30,          JUNE 30,
                                             2000              1999
                                          ---------         ---------

CURRENT ASSETS
   Cash                                   $  39,207         $  15,253
   Accounts Receivable                          100             1,434
   Inventory                                 10,615            11,257
   Prepaid Expenses                          35,582            15,493
                                          ---------         ---------

TOTAL CURRENT ASSETS                         85,504            43,437
                                          ---------         ---------

FIXED ASSETS
   Office Furniture                           1,154             1,154
   Office Equipment                          17,580            14,126
   Leasehold Improvements                    50,000            50,000
                                          ---------         ---------
                                             68,734            65,280
   Less:  Accumulated Depreciation          (16,395)          (11,426)
                                          ---------         ---------

TOTAL FIXED ASSETS                           52,339            53,854
                                          ---------         ---------

OTHER ASSETS
   Deposits                                     840             1,640
   Organization Costs                        86,976            86,976
   Patent                                     3,229             3,229
                                          ---------         ---------
                                             91,045            91,845
   Less:  Accumulated Amortization          (88,006)          (87,790)
                                          ---------         ---------

TOTAL OTHER ASSETS                            3,039             4,055
                                          ---------         ---------

TOTAL ASSETS                              $ 140,882         $ 101,346
                                          =========         =========

    The accompanying notes are an integral part of the financial statements.

                                 GENELINK, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                                 BALANCE SHEETS
                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

                                              (UNAUDITED)         (UNAUDITED)
                                                JUNE 30,            JUNE 30,
                                                  2000                1999
                                              -----------         -----------

CURRENT LIABILITIES
   Accounts Payable & Accrued Expenses        $   151,738         $   134,123
   Accrued Payroll Taxes                           23,779                 365
   Accrued Interest Payable                        12,958               1,304
   Accrued Compensation                           170,367              36,238
   Notes Payable - Current Portion                208,769             128,750
                                              -----------         -----------

TOTAL CURRENT LIABILITIES                         567,611             300,780
                                              -----------         -----------

LONG-TERM LIABILITIES
   Loans Payable Affiliates -
           Net of current portion                  43,229              30,500
                                              -----------         -----------

STOCKHOLDERS' EQUITY (DEFICIT)
   Common Stock, $.01 par value,
     75,000,000 shares authorized
     12,204,762 and 10,130,041 shares
     issued, 12,108,582 and
     9,568,861 outstanding as of
     June 30, 2000 and 1999,
     respectively                                 122,048             101,301
   Treasury Stock, 96,180 shares                 (109,860)           (109,860)
   Additional Paid-in Capital                   3,948,111           3,542,391
   Stock Subscriptions Receivable                (734,044)           (680,017)
     Deferred Compensation                       (400,000)           (600,000)
   Deficit Accumulated during
     the development stage                     (3,296,213)         (2,483,749)
                                              -----------         -----------

TOTAL STOCKHOLDERS' EQUITY (DEFICIT)             (469,958)           (229,934)
                                              -----------         -----------
TOTAL LIABILITIES AND
     STOCKHOLDERS' EQUITY (DEFICIT)           $   140,882         $   101,346
                                              ===========         ===========

    The accompanying notes are an integral part of the financial statements.

                                 GENELINK, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                             STATEMENT OF OPERATIONS
                                   (UNAUDITED)

                                                For The          For The          For The          For The         For The Period
                                              Three Months     Three Months      Six Months       Six Months     September 21, 1994
                                                 Ended            Ended            Ended            Ended        (Date of Inception)
                                             June 30, 2000    June 30, 1999    June 30, 2000    June 30, 1999     To June 30, 2000
REVENUE                                       $      4,073     $      3,497     $     13,536     $      5,949       $    246,962
COST OF GOODS SOLD                                     641     $        230            1,494              756             37,612
                                              ------------     ------------     ------------     ------------       ------------
GROSS PROFIT                                         3,432            3,267            3,267            5,193            209,350

EXPENSES
SELLING, GENERAL AND ADMINISTRATIVE                 72,513           59,582          352,247          326,093          2,486,411
CONSULTING                                          44,550           39,450           65,420           55,650            292,091
PROFESSIONAL FEES                                   31,136           18,963           56,987           35,078            290,134
ADVERTISING AND PROMOTION                           13,740            9,973           17,695           21,177            137,966
AMORTIZATION AND DEPRECIATION                        1,431            1,252            2,683            2,503             86,827
                                              ------------     ------------     ------------     ------------       ------------
                                                   163,370          129,220          495,032          440,501          3,293,159

INTEREST EXPENSE                                    28,631           12,197           46,558           12,197            209,711
                                              ------------     ------------     ------------     ------------       ------------
INTEREST INCOME                                        180              578              264              811             14,881
                                              ------------     ------------     ------------     ------------       ------------
NET (LOSS) BEFORE PROVISION FOR INCOME
TAXES AND CUMULATIVE EFFECT OF CHANGE IN
ACCOUNTING PRINCIPLE                              (188,389)        (137,572)        (529,284)        (446,694)        13,278,639

CUMULATIVE EFFECT OF CHANGE IN
ACCOUNTING PRINCIPLE                                    --               --               --          (17,574)           (17,574)


NET (LOSS) BEFORE PROVISION FOR INCOME
TAXES                                             (188,389)        (137,572)        (529,284)        (464,694)        (3,296,213)

PROVISION FOR INCOME TAXES                              --               --               --               --                 --

NET (LOSS)                                         188,389         (137,572)        (529,284)        (464,268)
                                              ============     ============     ============     ============

NET (LOSS) PER SHARE BASIC AND DILUTED        $      (0.02)    $      (0.01)    $      (0.05)    $      (0.05)

Weighted average common shares and diluted
potential common shares                         11,585,176        9,765,305       11,165,453        9,745,500
                                              ------------     ------------     ------------     ------------

    The accompanying notes are an integral part of the financial statements.

                                 GENELINK ,INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                   FOR THE              FOR THE          FOR THE PERIOD
                                                 SIX MONTHS           SIX MONTHS         SEPT. 21, 1994
                                                    ENDED                ENDED        (DATE OF INCEPTION)
                                                JUNE 30, 2000        JUNE 30, 1999      TO JUNE 30, 2000
                                                -------------        -------------      ----------------

CASH FLOWS FROM OPERATING ACTIVITIES
   Net Income (Loss)                            $   (529,284)        $   (464,268)        $ (3,296,213)

   Adjustments to reconcile net (loss)
     to net cash provided (used) by
     operating activities
     Depreciation and Amortization                     2,683               20,077              104,401
     Fair value of officers compensation                   0                    0              718,000
     Fair value of compensation related
       to vested options                             200,000              200,000              700,000
     Common Stock issued for services                 55,950                    0              170,050
     Accrued interest-on Subordinated
       Debt converted to common stock                    676                    0               75,537
     Accrued Interest on Debentures                   38,876                9,286              115,020
     (Increase) decrease in assets
         Accounts receivable                           1,007               (1,235)                (100)
         Inventory                                       260                   14              (10,615)
         Prepaid expenses                            (22,804)               3,932              (35,582)
         Increase in organization costs                    0                    0              (90,205)
         Deposits                                        800                    0                 (840)
     Increase (decrease) in liabilities
         Accounts payable & accrued
            Expenses                                  56,207               14,184              151,738
         Accrued payroll taxes                         6,651                 (455)              23,779
         Accrued interest                              6,778                1,304               12,958
         Accrued compensation                        102,625               98,750              230,368
                                                ------------         ------------         ------------
     Net cash provided (used)
       by operating activities                       (79,575)            (118,411)          (1,131,704)
                                                ------------         ------------         ------------

CASH FLOWS FROM INVESTING ACTIVITIES
   Purchase of property and equipment                 (3,455)                   0              (68,734)
   (Increase) decrease in Subscriptions
       Receivables                                   (16,469)              63,330             (669,370)
                                                ------------         ------------         ------------
     Net cash provided(used)by investing
       activities                                    (19,924)              63,330             (738,104)
                                                ------------         ------------         ------------

    The accompanying notes are an integral part of the financial statements.

                                 GENELINK ,INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                  FOR THE           FOR THE        FOR THE PERIOD
                                                SIX MONTHS        SIX MONTHS       SEPT. 21, 1994
                                                   ENDED             ENDED       (DATE OF INCEPTION)
                                               JUNE 30, 2000     JUNE 30, 1999    TO JUNE 30, 2000
                                               -------------     -------------    ----------------
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds (repayments) from loans and
    notes payable                                    12,730            (6,000)           417,905
   Proceeds from Debentures Issued                   65,000            65,000            360,000
   Proceeds relating to issuance
      of common stock (net)                          10,000                 0          1,131,110
                                                 ----------        ----------         ----------
     Net cash provided by financing
      activities                                    132,730            59,000          1,909,015
                                                 ----------        ----------         ----------

NET INCREASE (DECREASE) IN CASH                      33,231             3,919             39,207

Cash, beginning of period                             5,976            11,334                  0
                                                 ----------        ----------         ----------

Cash, end of period                              $   39,207        $   15,253         $   39,207
                                                 ==========        ==========         ==========

SUPPLEMENTAL DISCLOSURES

   Income taxes paid                             $        0        $        0         $        0
                                                 ==========        ==========         ==========
   Interest paid                                 $        0        $        0         $        0
                                                 ==========        ==========         ==========

 NON-CASH FINANCING TRANSACTIONS:
   Conversion of Debt to Stock                   $  107,008        $        0         $  481,683
                                                 ----------        ----------         ----------
   Reduction of Subscriptions Receivable
     via relinquishment of common stock
     (net)                                       $        0        $        0         $  115,496
                                                 ----------        ----------         ----------
   Increase in Note receivable-officer
     cash less exercise of options               $        0        $   40,242         $   62,118
                                                 ----------        ----------         ----------
   Stock issued related to debenture
     financing                                   $   66,175        $   38,350         $  159,332
                                                 ----------        ----------         ----------
   Redemption of common stock-due to
    cancellation of marketing agreement          $        0        $   67,500         $   67,500
                                                 ----------        ----------         ----------
   Accrued interest on Subscriptions
     Receivable                                  $   22,537        $   17,675         $  391,544
                                                 ----------        ----------         ----------
   Decrease in accrued compensation
     payable - cash less exercise of
     options                                     $   60,000        $        0         $   60,000
                                                 ----------        ----------         ----------

    The accompanying notes are an integral part of the financial statements.

                                 GENELINK ,INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 1 - DESCRIPTION OF ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BUSINESS ORGANIZATION

Genelink, Inc. (the Company) was organized in the Commonwealth of Pennsylvania to offer to the public the safe collection and preservation of a family's DNA material for later use by the family to determine genetic linkage. The Company is the successor by merger to a Delaware Corporation organized under the same name on September 21, 1994. Prior to the merger, which occurred in February, 1995, the predecessor entity engaged in no operations. The Company's executive offices are located in Margate, New Jersey.

BUSINESS DESCRIPTION

The Company was founded in response to the information being generated in the field of human molecular genetics. Scientists are discovering an increasing number of connections between genes and specific diseases. These findings are a direct result of the National Institutes of Health Genome Project, which has recently completed mapping of the human genome. Doctors and scientists have known for years that many individuals and their family members are predisposed to certain diseases. This inherited disposition is contained within DNA. DNA, the hereditary material of life, is contained in all of the genes which make up who we are. If one of these genes is defective it can cause disease. There are more than 100,000 genes in the human body, most of which are in charge of the transmission of hereditary characteristics. Many of the more than 4,500 diseases are genetically based.

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

                                 GENELINK ,INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)


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

                                 GENELINK ,INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)


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

REVENUE AND COST RECOGNITION

Revenues are recorded when the kits are sold as opposed to when monies are received. The Company receives the entire non-refundable fee up front for the DNA kits and provides the DNA extraction and quantification at that time, then stores the specimen up to 75 years. If the client requests the DNA specimen back at any time during the storage period, they will be entitled to receive the specimen upon payment of an additional retrieval fee but will not be entitled to any refund of the original storage fee. Direct costs related to sale of kits include purchase of kits, samples and delivery expense. The direct costs of kits are recognized at time of sale to the customers as opposed to the time of purchase by Genelink, Inc. from vendor. Kits purchased by Genelink, Inc. not yet sold remain in inventory.

                                 GENELINK ,INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)


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

Organization costs consists of the following as of June 30, 2000 and 1999:

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

                                 GENELINK ,INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 1 - A SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES(CONT'D)

assets and liabilities as measured by the enacted tax rates that are expected to be in effect when taxes are paid or recovered.

LONG LIVED ASSETS

The Company reviews for the impairment of long-lived assets and certain identifiable intangibles whenever events or changes indicate that the carrying amount of an asset may not be recoverable. An impairment loss would be recognized when estimated future cash flows expected to result from the use of an asset and its eventual disposition are less than its carrying amount. The Company has not identified any such impairment losses during the first quarter of 000 and 1999.

RECLASSIFICATIONS

Certain balances not affecting net income have been reclassified to conform to the current year presentation.

PER SHARE DATA

Effective November 12, 1998, the Company adopted SFAS No. 128, Earnings Per Share. The provisions of SFAS No. 128 establish standards for computing and presenting earnings per share (EPS). This standard replaces the presentation of primary EPS with a presentation of basic EPS. Additionally, it requires dual presentation of basic and diluted EPS for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the diluted EPS computation. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Diluted EPS for 2000 and 1999 excludes any effect from such securities as their inclusion would be antidilutive. Per share amounts for all periods presented have been restated to conform with the provisions of SFAS No. 128.

                                 GENELINK ,INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)


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

                                 GENELINK ,INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 2 - DEVELOPMENT STAGE OPERATIONS (CONT'D)

The deficit accumulated during the development stage was $3,296,213. Although the Company has had sales from inception to date, these sales were to distributors who intended to resell products and services to funeral homes and to the general public. These distributors were unsuccessful in selling and reselling the products and services to funeral homes and the general public, but were not entitled to return any unsold kits to the Company. No significant sales to funeral homes or to the general public have occurred since inception. During 1996, 1998, 1999 and 2000, the Company issued common stock, in connection with services. Certain services were charged to operations and other amounts were offset to additional paid in capital, as they were directly attributable to raising capital. The shares were valued at the fair market value at time of issuance per FAS No. 123 (Financial Accounting Series "For Stock Based Compensation.")

NOTE 3 - PROPERTY & EQUIPMENT

As of June 30, 2000 and 1999, property and equipment consisted of the following:

                                        2000           1999
                                        ----           ----
         Office Furniture             $ 1,154        $ 1,154
         Office Equipment              17,580         14,126
         Leasehold Improvement         50,000         50,000
                                      -------        -------
                                      $68,734        $65,280
                                      =======        =======

Depreciation expense amounted to $1,377 and $1,198 for the three months ended June 30, 2000 and 1999, respectively.

NOTE 4 - LOANS PAYABLE-AFFILIATES

The Company's unsecured long-term debt as of June 30, 2000 and 1999 consists of loans from various shareholders with no stated repayment terms.

                                        2000           1999
                                        ----           ----
         Total Obligations            $43,229        $30,500
         Less: Current Portion              0              0
                                      -------        -------
                                      $43,229        $30,500
                                      =======        =======

                                 GENELINK ,INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 5 -  DEBENTURE-NOTES PAYABLE

The Company entered into the following debenture notes payable with terms indicated below:

                                                                                    Common
                                                                                Stock Issued as
Amount of                                            Interest       Due            Additional
Debenture         Date Issued                          Rate         Date         Consideration
---------         -----------                          ----         ----         -------------
$  50,000         April 30, 1999                        12%        3-31-00           50,000
$  15,000         April 30, 1999                        12%        3-31-00           15,000
$  10,000         July 29, 1999                         12%        6-01-00           10,000
$ 100,000         August 6, 1999                        12%       *6-01-00          100,000
$  10,000         August 8, 1999                        12%        6-01-00           10,000
$  15,000         November 15, 1999                     12%       *3-31-00           15,000
$  50,000         December 3, 1999                      12%        6-01-00           50,000
$  25,000         March 24, 2000                        12%        6-30-00           25,000
$  20,000         March 29, 2000                        12%        6-30-00           20,000
$  15,000         June 15, 2000                         10%       12-15-00           25,000
$  50,000         June 23, 2000                        8.5%       12-24-00           82,500
---------
$ 360,000
$(115,000)        *Less Amounts converted to stock
---------
$ 245,000
=========

Interest is to be accrued quarterly with the principal balance due at end of the note period. As of June 30, 2000 these notes have not been repaid and have not been extended. The Company is currently negotiating with the various debenture holders to extend the terms of these notes. The Company also issued shares of common stock as additional consideration equal to the amount of those debentures. If the debentures have not been redeemed on or before the maturity date, the debentures will convert into additional shares of common stock of the Company, with the number of shares issued in the conversion being equal to the number of shares that the unpaid face value of the debentures would purchase based on the closing bid price of the stock on the day of maturity.

Accrued interest payable on the debenture notes as of June 30, 2000 was $12,430.

In connection with the Company issuing the debenture notes payable, additional shares of common stock were issued in amounts equal to the principal amount of the debenture. The fair market value, of the amortizable debenture

                                 GENELINK ,INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 5 - DEBENTURE-NOTES PAYABLE (CONT'D)

discounts, was recorded net with the debenture notes payable and will be amortized over the life of the debenture.

As of June 30, 2000 the Company's Amortizable Debenture Discounts were as follows:

                      Original        Cumulative
                     Amortizable     Amortization/    Net Amortizable
                      Debenture        Interest          Debenture
                      Discounts        Expense           Discounts
                     -----------      ---------         -----------
                     $   144,332      $ 108,101         $    36,231
                     ===========      =========         ===========

NOTE 6 - OPERATING LEASES

The Corporation has various noncancellable operating leases with terms of 24 to 36 months. The following is a schedule of future minimum rentals under the leases for the three months as of June 30, 2000 and 1999:

                                              2000           1999
                                            --------       --------
                            1999            $     --       $  5,429
                            2000               2,316          4,633
                            2001                 764            764
                                            --------       --------
                                            $  3,080       $ 10,826
                  Less Current Portion        (3,080)        (7,745)
                                            --------       --------
                  Long Term Portion         $      0       $  3,081
                                            ========       ========

NOTE 7 - INCOME TAXES

At June 30, 2000, the Company had federal and state tax net operating loss carryforwards of approximately $2,000,000. The difference between the operating loss carryforwards on a tax basis and a book basis is due principally to differences in depreciation, amortization, and development costs. The federal carryforwards will begin to expire in 2009 and the state carryforwards will begin to expire in 2005.

                                 GENELINK ,INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 7 - INCOME TAXES (CONT'D)

The Company had a net deferred tax asset of approximately $498,000 at June 30, 2000 primarily from net operating loss carryforwards. A valuation allowance was recorded to reduce the net deferred tax asset to zero.

NOTE 8 - SHAREHOLDERS' EQUITY TRANSACTIONS

The Company's shareholder equity consists of the following:

A. SUBSCRIPTION RECEIVABLE-OFFICERS

Since its inception and until the execution of an employment agreement in early 1998, the Company advanced funds periodically to an officer. Subscription Receivable-Officers represents loans and accrued interest of $734,044 and $680,017 at June 30, 2000 and 1999, respectively. The loans accrue interest using the average applicable one-month Federal Rates (AFRs).

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

                                 GENELINK ,INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 8 - SHAREHOLDERS' EQUITY TRANSACTIONS (CONT'D)

During the three month period ended March 31, 1999, the officer repaid a portion of this subscription receivable by exercising 21,180 shares of vested options which were valued at the then fair market value of $2.00 per share. The officer then returned these shares to the Company and used the fair market value of $40,242 as a repayment of his advance.

B. STOCK SPLIT

During February 1998, the Company affected a 75-for-1 stock split thereby authorizing the issuance of up to 75,000,000 shares of Common Stock. Stockholders equity has been adjusted to give retro active effect to the stock split and in addition, all common shares redeemed as a result of the aforementioned stock split were retired. The Company increased its number of shares authorized from 1,000,000 to 75,000,000 with par value remaining at $.01.

C. PRIVATE PLACEMENT OFFERING MEMORANDUM/STOCK OPTIONS

From April to June 1998, Genelink, Inc. commenced a private placement offering of 800,000 Shares of its common stock at $1 per share to the residents of New York, New Jersey, Florida and the District of Columbia under Rule 504 of Regulation D, which provides an exemption for limited offerings and sales of securities not exceeding $1,000,000. The proceeds of approximately $640,000 of the offering were used to fund research and development, marketing, working capital, payments of salaries to officers, and general administrative expenses. The Company compensated Shannon/Rosenbloom Marketing, Inc., $100,000 for marketing, promotional and investor relations services which was paid upon the successful completion of the offering. The offering expenses included travel, consulting fees, "blue sky" fees, legal and accounting expenses in connection with the Private Placement Offering mentioned above the Company entered into an agreement with Shannon/Rosenbloom Marketing, Inc. dated January 21, 1998 to assist the Company in raising up to $1,000,000 through a public offering of its common stock under SEC rule 504. In connection with this agreement Shannon/Rosenbloom Marketing, Inc. received a cash fee of $100,000 along with the option to convert up to $25,000 of its cash fee into the Company's common stock at a conversion rate of

                                 GENELINK ,INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 8 - SHAREHOLDERS' EQUITY TRANSACTIONS (CONT'D)

$.10 per share(250,000 shares) and also receive 250,000 shares of restricted stock. Shannon/Rosenbloom Marketing, Inc. exercised its option and converted $25,000 of its fee into common stock.

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

D. TREASURY STOCK

On January 5, 1999, John DePhillipo,(CEO of the company) purchased 21,180 shares of common stock by exercising stock options for $2,118. On the same day, the Company acquired 21,180 shares of common stock in exchange for $40,242 of debt owed to the Company by John DePhillipo. The shares had an option price of $.10 a share and the fair market value was $2.00 per share.

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

E. STOCK OPTIONS AND WARRANTS

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

                                 GENELINK ,INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 8 - SHAREHOLDERS' EQUITY TRANSACTIONS (CONT'D)

electing to remain with the accounting in APB 25 must make proforma disclosures of net income (loss) and, if presented earnings (loss) per share, as if the fair value based method accounting defined in SFAS 123 had been adopted. The Company has elected to account for its stock-based compensation plans under APB 25.

During September, 1997, Mr. DePhillipo (CEO of the Company) was granted options to acquire 1,200,000 Shares at $.10 per Share, for services provided to the Company from its inception, 400,000 of which vested upon the execution of the employment agreement with the remaining balance vesting in four(4) equal annual installments of 200,000 each commencing January.

During September, 1997 the Company also issued Dr. Ricciardi (Officer of the Company) 1,000,000 options that will enable him to acquire shares of the Company?s common stock exercisable at the price of $.10 per Share for services provided to the Company from its inception. These options will expire December 31, 2003 and will vest as follows:

       200,000 shares at the execution of the agreement.
       200,000 shares each January 1, beginning January 1, 1999,
               2000, 2001, and 2002.

Pursuant to APB No. 25 compensation has been recognized based upon the difference of the fair value of the Company's stock at grant date and the officers exercise price as follows:

                                 Fair Value
Grant                          of Options at   Exercise
Date    # of Options Granted   Date of Grant     Price    Compensation
----    --------------------   -------------     -----    ------------
1997        2,200,000            $   .60         $ .10       1,100,000
1998                0                 --            --              --

                                 GENELINK ,INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 8 - SHAREHOLDERS' EQUITY TRANSACTIONS (CONT'D)

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

On July 1, 1999, John Dephillipo and Dr. Robert Ricciardi(officers of the Company) each received 1,000,000 options to purchase shares of the Company's common stock, one cent par value, at the exercise price of $1.00 per share. Four hundred thousand options vested immediately with the remaining options vesting 200,000 each on January 1, 2000, 2001, and 2002. During the three months ended March 31, 2000, the Company also issued 25,000 stock options/warrants to purchase the Company's common stock at a price of $1.50 per share with expiration dates in 2003. During the three months ending June 30, 2000, the Company issued options to acquire 10,000 shares of common stock at $1.00 per share. These options vest 5,000 annually on April 17, 2000 and April 17, 2001. These options were issued in consideration for marketing services to be rendered over the next two years.

On May 18, 2000 Dr. Robert Ricciardi exercised 600,000 options to acquire 600,000 shares of common stock at an exercise price of $.10 per share. The amount due to the Company, $60,000, was offset against monies the company previously owed to Dr. Ricciardi for accrued compensation.

On May 22, 2000 the Company established an incentive stock option plan pursuant to which the Company is entitled to issue options to acquire 2,500,000 shares of its stock. During the second quarter of 2000, the Company granted to John DePhillipo an option to acquire 500,000 shares of common stock at an exercise price of $.20 per share (equal to 110% of the per share fair market price as of the date of the grant). These options were vested on the date of issue, May 22,2000.

                                 GENELINK ,INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENT
                                   (UNAUDITED)


NOTE 8 - SHAREHOLDERS' EQUITY TRANSACTIONS (CONT'D)

On May 22, 2000 the Company established a non-qualified stock option agreement in which it granted 300,000 shares to John DePhillipo. The option price was determined to be $.20 (110% of the fair market value of the company stock as of the date of the grant). These options vested immediately at the date of the grant.

The following schedule summarizes the vested stock options and stock warrants activity and status as of June 30, 2000 and 1999 and for the three month period ending June 30, 2000 and 1999.

                                                   2000               1999
                                                ----------         ----------

         Granted                                 5,244,375          2,364,375
                                                ==========         ==========

         Vested options outstanding at
         beginning of the period                 2,133,195          1,123,820

         Options vested during period              805,000             19,375

         Vested options exercised during
         Period                                   (600,000)          (400,000)

         Cancelled                                       0                  0
                                                ----------         ----------

         Vested outstanding at End
         of Period                               2,338,195            743,195
                                                ==========         ==========

A summary of outstanding options/warrants along with their exercise price and dates as of June 30, 2000 are as follows:

          EXERCISE   OPTIONS/WARRANTS      OUTSTANDING        EXPIRATION
           PRICE         GRANTED         OPTIONS/WARRANTS        DATE
           -----         -------         ----------------        ----

           $0.10        2,200,000             878,820          12/31/03
           $0.20          800,000             800,000          12/31/05
           $0.75           45,000              45,000          12/31/04
           $1.00        2,010,000           2,010,000          12/31/03
           $1.50          189,375             189,375          12/31/03
                        ---------           ---------
                        5,244,375           3,923,195
                        =========           =========

                                 GENELINK ,INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENT
                                   (UNAUDITED)


NOTE 9 - NET LOSS PER SHARE

Earnings per share is calculated under the provisions of Statement of Financial Accounting Standards (SFAS) No. 128 Earnings Per Share. Basic EPS is calculated using the weighted average number of common shares outstanding for the period and diluted EPS is computed using the weighted average number of common shares and dilutive common equivalent shares outstanding. Given that the Company is in a loss position, there is no difference between basic EPS and diluted EPS since the common stock equivalents would be antidilutive.

         PERIOD ENDED JUNE  30                          2000                 1999
         ---------------------                      ------------         ------------
           Net loss                                 $   (188,839)        $   (137,572)
         Weighted average number of shares
           of common stock and common stock
           equivalents outstanding:
         Weighted average number of common
           shares outstanding for computing
           basic earnings per share                   11,585,179            9,765,305
         Dilute effect of warrants and stock
           options after application of the
           treasury stock method                               *                    *
                                                    ------------         ------------
         Weighted average number of common
           shares outstanding for computing
           diluted earnings per share                 11,585,179              765,305
                                                    ============         ============
         Net loss per share-basic & diluted         $       (.02)                (.01)
                                                    ============         ============

*The following common stock equivalents are excluded from earnings per share calculation as their effect would have been antidilutive:

         PERIOD ENDED JUNE 30                 2000         1999
         --------------------              ---------     --------

         Warrants and stock options        2,338,195      743,195
                                           =========     ========

NOTE 10 - ADVERTISING

The Company expenses the production costs of advertising the first time the advertising takes place. Advertising expense was $9,973 and $11,204 for the three months ending June 30, 2000 and 1999, respectively.

                                 GENELINK ,INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENT
                                   (UNAUDITED)


NOTE 11 - RENT

The Company leases its primary executive offices located in Margate, New Jersey at no cost from its officers. Additionally, in September, 1999 the Company leased office space in Cincinnati, Ohio for a term of one year at a gross annual rent of $2,220. Rent expense for the period ended June 30, 2000 was $0.

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

Officer compensation for the three months ending June 30, 2000 and 1999 was $54,312 and $49,375.

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

A portion of the Company's operations are conducted by Kelly/Waldron & Company in East Brunswick, New Jersey, which owns 289,333 Shares of the Company. Kelly/Waldron, which provides various services to members of the pharmaceutical industry, acts as the Company's back office, receiving

                                 GENELINK ,INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENT
                                   (UNAUDITED)


NOTE 12 - TRANSACTIONS WITH RELATED PARTIES (CONT'D)

orders and inquiries, processing data and preparing reports for the Company.

As of June 30, 2000 and 1999, the Company owed Kelly/Waldron $20,394 and $19,560, respectively.

MARKETING

The Company had engaged Shannon/Rosenbloom to perform marketing, promotional and investor relations services, pursuant to the terms of a marketing agreement. The services rendered by Shannon/Rosen-bloom included the dissemination and publication of the Company's information materials to Shannon/Rosenbloom's broker networks, market makers and individual investors. During June, 1998 the Company paid Shannon/Rosenbloom $75,000, sold 250,000 shares to Shannon/Rosenbloom for $.10 per share and issued to Shannon/Rosen-bloom 250,000 restricted Shares. During the first quarter of 1999, Shannon/Rosenbloom transferred 150,000 shares back to the Company of the 500,000 shares received prior as they had not performed all marketing services noted in the original agreement. The parties have agreed to release each other from any and all losses, claims, damages or demands.

The Company assigned 75,000 of the aforementioned shares to an investment advisor engaged to promote additional fund raising activities.

NOTE 13 - COMMITMENT & CONTINGENCIES

The Company is involved in a trademark opposition regarding the use of its trademark Genelink, however, management believes it will prevail in this matter, and will have no material adverse effect on the Company.

The Company's financial statements are prepared using generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company's cash reserves have decreased since the Company's private placement from

                                 GENELINK ,INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENT
                                   (UNAUDITED)


NOTE 13 - COMMITMENT & CONTINGENCIES (CONT'D)

$800,000 to approximately $40,000 and sales have not increased enough to support operations, however, the Company is in negotiations for a $1,000,000 Bridge Loan and has announced new marketing plans to enhance sales and therefore management believes that they will be able to generate sufficient revenue and cash flow for the Company to continue as a going concern.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Statements in this Report that relate to future results and events are based on the Company's current expectations. Actual results in future periods may differ materially from those currently expected or desired because of a number of risks and uncertainties. For a discussion of factors affecting the Company's business and prospects, see "Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations Factors Affecting the Company's Business and Prospects."

Operating results for the six-month period ended June 30, 2000 are not necessarily indicative of the results that may be expected for the full fiscal year.

LIQUIDITY AND CAPITAL RESOURCES

For the six month period ended June 30, 2000, the Company's primary liquidity requirements have been the implementation and funding of its sales and marketing efforts, the payment of compensation to officers and other employees and the payment of accounts payable. In the first six months of 2000 the Company has raised $132,730, primarily through the issuance of Debentures.

Cash and cash equivalents at June 30, 2000 amounted to $39,207 as compared to $15,253 at June 30, 1999, an increase of $23,954. During the first six months of 2000, the Company's operating activities utilized $79,575, as compared to $118,411 for the first six months of 1999. Cash utilized during these periods resulted from Company's net losses for such periods.

Financing activities provided $132,730 for the six month period ended June 30, 2000 as compared to $59,000 for the six months ended June 30, 1999. Financing activities in the six months ended June 30, 2000 resulted primarily from the issuance of $110,000 principal amount of Debentures throughout the first six months of 2000, as the Company required additional funds for working capital purposes.

The Company will require approximately $2,000,000 implement its sales and marketing strategy in the year 2000. The Company intends to raise funds through a private placement of securities. The Company has received a letter of intent from Brennan Dyer & Company, LLC, a venture capital group, to advise the Company in seeking to obtain investors to provide these funds. Brennan Dyer & Company, LLC has assisted the Company in all of the financing it has received since its inception. Unless the Company can increase its revenues and increase its stock price, it is unlikely that the Company will be able to secure such financing. If the Company is not able to secure such additional required capital, it will continue to realize negative cash flow and losses and it is unlikely that it will be able to continue operations.

For the six months ended June 30, 2000, the Company raised $132,730, primarily through the issuance of Debentures. The Company also issued 152,500 shares of common stock to the holders of the Debentures as additional consideration making the effective interest rate on the Debentures equal to 127%. The issuance of shares were required by the investors as a condition to agreeing to lend money to the Company. No alternative sources of financing were available to the Company, and the Company would have been unable to fund its operations without receiving such financing. The Company has the option to convert the Debentures into shares of common stock. At such time the Company will have the right to convert the Debentures into shares of common stock of the Company equal to the value of the principal and accrued interest on the Debentures at the closing bid price of the stock on the date of maturity. At the closing bid price of $.28 per share at August 3, 2000, this could result in the Company issuing approximately an additional 545,000 shares of common stock to the holders of the Debentures, or approximately 4.3% of the Company on a fully-diluted basis.

RESULTS OF OPERATIONS

The following table sets forth certain operating information regarding the
Company:

                                      SIX MONTH          SIX MONTH
                                      PERIOD ENDED       PERIOD ENDED
                                      JUNE 30, 2000      JUNE 30, 1999
                                      (UNAUDITED)        (UNAUDITED)
                                      -----------        -----------

Revenues                              $  13,536          $   5,949

Cost of Goods Sold                    $   1,494          $     756

Net Earnings (Loss)                   $(529,284)         $(464,268)

Net Earnings (Loss) Per Share         $    (.05)         $    (.05)

         The following summary table presents comparative cash flows of the Company for the six months ended June 30, 2000 and 1999.

                                    SIX MONTH          SIX MONTH
                                    PERIOD ENDED       PERIOD ENDED
                                    JUNE 30, 2000      JUNE 30, 1999
                                    (UNAUDITED)        (UNAUDITED)
                                    -----------        -----------

Net cash used in operating
activities                          $  79,575          $ 118,411

Net cash provided (used) by
investing activities                $ (19,924)         $  63,330

Net cash provided (used) by
financing activities                $ 132,730          $  59,000

         The Company had cash balances totaling $15,253 at June 30, 1999 and $39,207 at June 30, 2000.

COMPARISON OF SIX MONTHS ENDED JUNE 30, 2000 TO SIX MONTHS ENDED JUNE 30, 1999

FINANCIAL CONDITION

Assets of the Company increased from $101,346 at June 30, 1999 to $140,882 at June 30, 2000, an increase of $39,536. This increase was primarily due to an increase in cash from $15,253 at June 30, 1999 to $39,207 at June 30, 2000 and an increase in prepaid expenses from $15,493 at June 30, 1999 to $35,582 at June 30, 2000.

Liabilities increased from $331,280 at June 30, 1999 to $610,840 at June 30, 2000, an increase of $279,560. This increase was primarily due to an increase in accrued compensation due officers from $36,238 at June 30, 1999 to $170,367 at June 30, 2000, and an increase in notes payable from $128,750 at June 30, 1999 to $208,769 at June 30, 2000, the proceeds of which were used by the Company primarily for working capital purposes.

CURRENT YEAR PERFORMANCE AND EARNINGS OUTLOOK

Revenues. The total revenues for the six months ended June 30, 2000 were $13,536 as compared to $5,949 for the six months ended June 30, 1999. The increase in revenues of $7,587 is primarily due to increased sales and marketing efforts undertaken by and on behalf of the Company.

Expenses. Total expenses for the six months ended June 30, 2000 were $541,590 as compared to $452,698 for the six months ended June 30, 1999, an increase of $88,892, primarily resulting from an increase in professional expenses from $35,078 for the six months ended June 30, 1999 to $56,987 for the six months ended June 30, 2000, an increase in interest expenses from $12,197 for the six months ended June 30, 1999 to $46,558 for the six months ended June 30, 2000 and an increase in selling, general and administrative expenses from $326,093 for the six months ended June 30, 1999 to $352,247 for the six months ended June 30, 2000.

Losses. The Company incurred a loss of $529,284 for the six months ended June 30, 2000 as compared to a loss of $464,268 for the six months ended June 30, 1999, an increase of $65,016. This increase in the amount of losses incurred is primarily due to the $88,892 increase in expenses incurred by the Company for the six months ended June 30, 2000 as compared to the six months ended June 30, 1999.

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

                                     ******

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 GENELINK, INC.
                                  (Registrant)






Date: August 11, 2000                     By: /s/ John R. DePhillipo
                                             -----------------------------------
                                             John R. DePhillipo, Chief Executive
                                             Officer and President

ITEM 1.  INDEX TO EXHIBITS.

Exhibit
-------

27           Financial Data Schedule