Form 10QSB
period 2000-09-30
GENELINK INC
filed 2000-11-14
CIK 941020

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                    QUARTERLY REPORT FOR THE QUARTERLY PERIOD
                            ENDED SEPTEMBER 30, 2000

                           COMMISSION FILE NO. 0-28077

                                 GENELINK, INC.
                 ----------------------------------------------
                 (Name of Small Business Issuer in its charter)

              PENNSYLVANIA                           23-2795613
              ------------                          -------------
     (State or other jurisdiction of    (I.R.S. Employer Identification No.)
     incorporation or organization)


               100 S. Thurlow Street
               Margate, New Jersey                      08402
     --------------------------------------           ----------
     (Address of principal executive offices)         (Zip Code)

                    ISSUER'S TELEPHONE NUMBER: (609) 823-6991



         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of
1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                             ---   ---

         APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                  Number of Shares of Common Stock
                  Outstanding on  November 9, 2000         12,754,832
                                                          ------------

         Transitional Small Business Disclosure Format        Yes      No X
                                                                 ---     ---

                                 GENELINK, INC.

PART I.  FINANCIAL INFORMATION

ITEM 1.  Financial Statements.

         Balance Sheets at September 30, 2000 and December 31, 1999 (unaudited)

         Statements of Income for the three months and nine months ended September 30, 2000 and 1999 (unaudited)

         Statements of Cash Flows for the nine months ended September 30, 2000 and 1999 (unaudited)

         Notes to Financial Statements (unaudited)

                                 GENELINK, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                                 BALANCE SHEETS



                                     ASSETS

                                             (UNAUDITED)     (UNAUDITED)
                                             SEPTEMBER 30,   DECEMBER 31,
                                                 2000            1999
                                                 ----            ----
CURRENT ASSETS
         Cash                                 $  56,022       $   5,977
         Accounts Receivable                        810           1,108
         Inventory                               10,499          10,875
         Prepaid Expenses                        47,501          12,778
                                              ---------       ---------

TOTAL CURRENT ASSETS                            114,832          30,738
                                              ---------       ---------

FIXED ASSETS
         Office Furniture                         1,154           1,154
         Office Equipment                        17,580          14,126
         Leasehold Improvements                  50,000          50,000
                                              ---------       ---------
                                                 68,734          65,280

         Less:  Accumulated Depreciation        (17,772)        (13,820)
                                              ---------       ---------

TOTAL FIXED ASSETS                               50,962          51,460
                                              ---------       ---------

OTHER ASSETS
         Deposits                                   840           1,640
         Organization Costs                      86,976          86,976
         Patent                                   3,229           3,229
                                              ---------       ---------
                                                 91,045          91,845

         Less:  Accumulated Amortization        (88,060)        (87,898)
                                              ---------       ---------

TOTAL OTHER ASSETS                                2,985           3,947
                                              ---------       ---------

TOTAL ASSETS                                  $ 168,779       $  86,145
                                              =========       =========

                 See accompanying notes to financial statements.

                                 GENELINK, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                                 BALANCE SHEETS
                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

                                                                                    (UNAUDITED)       (UNAUDITED)
                                                                                    SEPTEMBER 30,     DECEMBER 31,
                                                                                       2000               1999
                                                                                       ----               ----
CURRENT LIABILITIES
         Accounts Payable & Accrued Expenses                                        $   125,177       $    95,530
         Accrued Payroll Taxes                                                            5,466            17,126
         Accrued Interest Payable                                                        18,728             6,183
         Accrued Compensation                                                           177,512           127,742
         Notes Payable - Current Portion                                                353,445           232,987
                                                                                    -----------       -----------

         TOTAL CURRENT LIABILITIES                                                      680,328           479,568
                                                                                    -----------       -----------

LONG-TERM LIABILITIES
         Loans Payable - Affiliates                                                      43,230            30,500
                                                                                    -----------       -----------

STOCKHOLDERS' EQUITY (DEFICIT)
         Common Stock, $.01 par value, 75,000,000 shares
         authorized 12,776,012 and 10,612,541 shares issued, 12,679,832 and
         10,561,361 outstanding as of
         September 30, 2000 and December 31, 1999,
         respectively                                                                   127,760           106,126
         Treasury Stock, 96,180 shares                                                 (109,860)         (109,860)
         Additional Paid-in Capital                                                   4,102,953         3,641,687
         Stock Subscriptions Receivable                                                (805,771)         (694,947)
         Deferred Compensation                                                         (400,000)         (600,000)
         Deficit Accumulated during the
            the development stage                                                    (3,469,861)       (2,766,929)
                                                                                    -----------       -----------

         TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                                          (554,779)         (423,923)
                                                                                    -----------       -----------

         TOTAL LIABILITIES AND
              STOCKHOLDERS' EQUITY
             (DEFICIT)                                                              $   168,779       $    86,145
                                                                                    ===========       ===========

                 See accompanying notes to financial statements.

                                 GENELINK, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                                                                      For The Period
                                                                                                                       September 21,
                                                        For The         For The         For The         For The            1994
                                                      Three Months    Three Months    Nine Months     Nine Months        (Date of
                                                         Ended           Ended           Ended           Ended         Inception) To
                                                      September 30,   September 30,   September 30,   September 30,    September 30,
                                                          2000            1999            2000            1999              2000
                                                          ----            ----            ----            ----              ----
REVENUE                                                $     5,655     $     4,496     $    19,192     $    10,444      $   252,617
COST OF GOODS SOLD                                             460     $       482           1,956           1,238           38,072
                                                       -----------     -----------     -----------     -----------      -----------
GROSS PROFIT                                                 5,195           4,014          17,236           9,206          214,545

EXPENSES
SELLING, GENERAL AND ADMINISTRATIVE                        114,959          89,924         499,982         401,016        2,601,000
CONSULTING                                                   4,688          39,590          37,108         110,240          296,779
PROFESSIONAL FEES                                           21,055          23,991          78,043          59,068          311,189
ADVERTISING AND PROMOTION                                       91           8,202          18,007          29,379          138,057
AMORTIZATION AND DEPRECIATION                                1,431           1,198           4,114           3,701           88,258
                                                       -----------     -----------     -----------     -----------      -----------
                                                           142,224         162,905         637,254         603,404        3,435,383
INTEREST EXPENSE                                            37,062          35,345          83,621          47,542          246,773
                                                       -----------     -----------     -----------     -----------      -----------

INTEREST INCOME                                                443             110             707             920           15,324
                                                       -----------     -----------     -----------     -----------      -----------

NET (LOSS) BEFORE PROVISION FOR INCOME TAXES AND          (173,648)       (194,126)       (702,932)       (640,820)      (3,452,287)
CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE

CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING                       --              --              --         (17,574)         (17,574)
PRINCIPLE

NET (LOSS) BEFORE PROVISION FOR INCOME TAXES              (173,648)       (194,126)       (702,932)       (658,394)      (3,469,861)

PROVISION FOR INCOME TAXES                                      --              --              --              --               --
                                                       -----------     -----------     -----------     -----------      -----------
NET (LOSS)                                             $  (173,648)    $  (194,126)    $  (702,932)    $  (658,394)     $(3,469,861)
                                                       ===========     ===========     ===========     ===========      ===========

NET (LOSS) PER SHARE BASIC AND DILUTED                 $     (0.01)    $     (0.02)    $     (0.06)     $    (0.07)
                                                       ===========     ===========     ===========     ===========

Weighted average common shares and diluted potential    12,433,970      10,114,628      11,588,044       9,890,583
                                                       ===========     ===========     ===========     ===========
common shares

                 See accompanying notes to financial statements.

                                 GENELINK, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)


                                                                   FOR THE                 FOR THE                FOR THE PERIOD
                                                                 NINE MONTHS             NINE MONTHS              SEPT. 21, 1994
                                                                    ENDED                   ENDED              (DATE OF INCEPTION)
                                                              SEPTEMBER 30, 2000      SEPTEMBER 30, 1999      TO SEPTEMBER 30, 2000
                                                              ------------------      ------------------      ---------------------
CASH FLOWS FROM OPERATING ACTIVITIES
     Net Income (Loss)                                              $  (702,932)           $  (658,394)           $(3,469,861)


Adjustments to reconcile net (loss)
     to net cash provided (used) by
     operating activities
     Depreciation and Amortization                                        4,114                 21,275                105,832
     Fair value of officers compensation                                      0                      0                718,000
     Fair value of compensation related
            to vested options                                           200,000                200,000                700,000
     Compensation on options exercised                                   24,360                      0                 24,360
     Options exercised by reducing
        Accrued compensation                                             60,000                      0                 60,000
     Common Stock issued for services                                    71,888                  8,400                185,988
      Accrued interest-on Subordinated
           Debt converted to common stock                                12,125                      0                 86,986
      Accrued Interest on Debentures                                     60,937                 36,478                137,082
         (Increase) decrease in assets
                Accounts Receivable                                         298                   (799)                  (809)
                Inventory                                                   376                    313                (10,499)
                Prepaid expenses                                        (34,723)                 5,539                (47,501)
                Increase in organization costs                                0                      0                (90,205)
                Deposits                                                    800                      0                   (840)
          Increase (Decrease) in liabilities
                Accounts payable & accrued Expenses                      29,647                 32,267                125,178
                Accrued payroll taxes                                   (11,660)                  (351)                 5,468
                Accrued interest                                         12,545                  5,596                 18,725
                Accrued compensation                                     49,770                148,125                177,513
                                                                    -----------            -----------            -----------
          Net cash provided (used)
                by operating activities                                (222,455)              (201,551)            (1,274,583)
                                                                    -----------            -----------            -----------

CASH FLOWS FROM INVESTING ACTIVITIES
       Purchase of property and equipment                                (3,455)                     0                (68,734)
       (Increase) decrease in Subscriptions Receivables                 (21,000)                30,082               (673,901)
                                                                    -----------            -----------            -----------
           Net cash provided (used) by investing activities         $   (24,455)           $    30,082            $  (742,635)
                                                                    -----------            -----------            -----------

                 See accompanying notes to financial statements.

                                 GENELINK, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                   FOR THE                 FOR THE              FOR THE PERIOD
                                                                 NINE MONTHS             NINE MONTHS            SEPT. 21, 1994
                                                                    ENDED                   ENDED            (DATE OF INCEPTION)
                                                              SEPTEMBER 30, 2000     SEPTEMBER 30, 1999     TO SEPTEMBER 30, 2000
                                                              ------------------     ------------------     ---------------------
CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds (repayments) from loans and  notes payable              $12,730                   $(6,000)                  $417,905
      Net Proceeds from Debentures Issues                           274,225                   185,000                    524,225
      Proceeds relating to issuance
         of common stock (net)                                       10,000                         0                  1,131,110
                                                                    -------                   -------                  ---------
         Net cash provided by financing
                 Activities                                         296,955                   179,000                  2,073,240
                                                                    -------                   -------                  ---------

NET INCREASE (DECREASE) IN CASH                                      50,045                     7,531                     56,022

Cash, beginning of period                                             5,977                    11,334                          0
                                                                    -------                   -------                  ---------

Cash, end of period                                                 $56,022                   $18,865                    $56,022
                                                                    -------                   -------                  ---------

SUPPLEMENTAL DISCLOSURES

      Income taxes paid                                                   0                         0                          0
                                                                    =======                   =======                  =========

      Interest paid                                                       0                         0                          0
                                                                    =======                   =======                  =========

NON-CASH FINANCING TRANSACTIONS:
     Conversion of Debt to Stock                                    115,000                         0                    489,675
                                                                    -------                   -------                  ---------
     Reduction of Subscriptions Receivable
          via relinquishment of common stock (net)                        0                         0                    115,496
                                                                    -------                   -------                  ---------
      Increase in Note receivable-officer cashless
          exercise of options                                        60,000                    62,118                    122,118
                                                                    -------                   -------                  ---------
      Stock issued related to debenture
          financing                                                  66,175                    71,450                    159,332
                                                                    -------                   -------                  ---------
      Redemption of common stock-due to
          cancellation of marketing agreement                             0                   135,000                     67,500
                                                                    -------                   -------                  ---------
      Accrued interest on Subscriptions
           Receivable                                                34,264                    27,465                    403,271
                                                                    -------                   -------                  ---------

                 See accompanying notes to financial statements.

                                 GENELINK, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 1 - DESCRIPTION OF ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

GOING CONCERN

The Company's financial statements are prepared using generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company's cash reserves have decreased since the Company's private placement from $800,000 to approximately $56,000 and sales have not increased enough to support operations. The Company incurred an operating loss of $702,932 and $658,394 for the nine months ended September 30, 2000 and 1999, respectively. The Company reported a deficit of $3,469,861 and $2,766,929 as of September 30, 2000 and as of December 31, 1999, respectively. The Company has announced marketing plans to enhance sales and therefore, management believes that they will be able to generate sufficient revenue and cash flow for the Company to continue as a going concern. Should the Company be unable to continue as a going concern, assets and liabilities would require restatement on a liquidation basis which would differ materially from the going concern basis.

BUSINESS ORGANIZATION

Genelink, Inc. (the Company) was organized under the laws of the Commonwealth of Pennsylvania to offer to the public the safe collection and preservation of a family's DNA material for later use by the family to determine genetic linkage. The Company is the successor by merger to a Delaware Corporation organized under the same name on September 21, 1994. Prior to the merger, which occurred in February, 1995, the predecessor entity engaged in no operations. The Company's executive offices are located in Margate, New Jersey.

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

BASIS OF PRESENTATION OF INTERIM FINANCIAL STATEMENTS

The interim financial statements of Genelink, Inc. presented in this form 10-Q are unaudited. In the opinion of management, the accompanying financial statements reflect all adjustments (which include only normal recurring adjustments) which are necessary for a fair presentation of operations for the three and nine month periods ended September 30, 2000 and 1999. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to the rules and regulations of the Securities and Exchange Commission.

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

                                 GENELINK, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 1 - A SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES(CONT'D)

REVENUE AND COST RECOGNITION

Revenues are recorded when the kits are sold as opposed to when monies are received. The Company receives the entire non-refundable fee up front for the DNA kits and provides the DNA analysis testing at that time, then stores the specimen up to 75 years. If the client requests the DNA specimen back at any time during the storage period, they will be entitled to receive the specimen upon payment of an additional retrieval fee but will not be entitled to any refund of the original storage fee. Direct costs related to sale of kits include purchase of kits, samples and delivery expense. The direct costs of kits are recognized at time of sale to the customers as opposed to the time of purchase by Genelink, Inc. from vendor. Kits purchased by Genelink, Inc. not yet sold remain in inventory.

AMORTIZATION OF ORGANIZATION COSTS AND PATENTS

Legal and professional fees and expenses in connection with the formation of the Company and filing of patent and trademark applications have been capitalized and are amortized over five years on a straight-line basis. The Company has filed for and has patents pending in the USA and foreign countries on its method of DNA gathering, which patent application is pending. The Company has registered trademark for its name and logo and for the name "DNA Collection Kit".

Organization costs consists of the following as of September 30, 2000 and 1999:


                  Professional Legal Fees                   $ 76,471
                  Professional Accounting Fees              $ 10,505
                                                             -------
                                                            $ 86,976

                  Less:  Accumulated Amortization            (86,976)
                                                            --------
                  Net Organization Costs                    $      0
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

LONG LIVED ASSETS

The Company reviews for the impairment of long-lived assets and certain identifiable intangibles whenever events or changes indicate that the carrying amount of an asset may not be recoverable. An impairment loss would be recognized when estimated future cash flows expected to result from the use of an asset and its eventual disposition are less than its carrying amount. The Company has not identified any such impairment losses during the nine months ended September 30, 2000 and the year ended December 31, 1999.

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

NOTE 2 - DEVELOPMENT STAGE OPERATIONS

The Company, which was formed in 1994, since its inception has had limited operations and its focus has predominantly been on raising capital and completing the research and development of its product in order to market it according to the Company's business plans.

The deficit accumulated during the development stage was $3,469,861. Although the Company has had sales from inception to date, these sales were to distributors who intended to resell products and services to funeral homes and to the general public. These distributors were unsuccessful in selling and reselling the products and services to funeral homes and the general public, but were not entitled to return any unsold kits to the Company. No significant sales to funeral homes or to the general public have occurred since inception. During 1996, 1998 and 1999 and 2000, the Company issued common stock, in connection with services. Certain services were charged to operations and other amounts were offset to additional paid in capital, as they were directly attributable to raising capital. The shares were valued at the fair market value at time of issuance per FAS No. 123 (Financial Accounting Series "For Stock Based Compensation.")

NOTE 3 -  PROPERTY & EQUIPMENT

As of September 30, 2000 and December 31, 1999, property and equipment consisted of the following:

                                               2000                 1999
                                               -----                ----
         Office Furniture                   $  1,154              $ 1,154
         Office Equipment                     17,580               14,126
         Leasehold Improvement                50,000               50,000
                                             -------              -------
                                             $68,734              $65,280
                                             =======              =======

Depreciation expense was to $3,952 and $3,593 for the nine months ended September 30, 2000 and 1999, respectively.

                                 GENELINK, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 4 - LOANS PAYABLE-AFFILIATES

The Company's unsecured long-term debt as of September 30, 2000 and December 31, 1999 consists of loans from various shareholders with no stated repayment terms.

                                                   2000                 1999
                                                   ----                 ----
         Total Obligations                        $43,230             $30,500
         Less:  Current Portion                         0                   0
                                                  -------             -------
                                                  $42,230             $30,500
                                                  =======             =======

NOTE 5 -  DEBENTURE-NOTES PAYABLE

The Company entered into the following debenture notes payable with terms indicated below:

                                                                                                          COMMON STOCK
                                                                                                            ISSUED AS
                                                                        INTEREST                            ADDITIONAL
   AMOUNT OF DEBENTURE       DATE ISSUED                                  RATE        DUE DATE            CONSIDERATION
   -------------------       -----------                                  ----        --------            -------------
   $ 50,000                  April 30, 1999                                12%         3-31-00                50,000
   $ 15,000                  April 30, 1999                                12%         3-31-00                15,000
   $ 10,000                  July  29, 1999                                12%         6-01-00                10,000
   $100,000                  August 6, 1999                                12%        *6-01-00               100,000
   $ 10,000                  August 8, 1999                                12%         6-01-00                10,000
   $ 15,000                  November 15, 1999                             12%        *3-31-00                15,000
   $ 50,000                  December 3, 1999                              12%         6-01-00                50,000
   --------
   $250,000                  Subtotal Debentures issued in 1999
   --------

   $ 25,000                  March 24, 2000                                12%         6-30-00                25,000
   $ 20,000                  March 29, 2000                                12%         6-30-00                20,000
   $ 15,000                  June 15, 2000                                 10%        12-15-00                25,000
   $ 50,000                  June 23, 2000                                8.5%        12-24-00                82,500
   $ 20,000                  August 28, 2000                                9%        12-28-00                25,000
   $ 50,000                  September 6, 2000                              9%         1-06-01                62,500
   $ 10,000                  September 6, 2000                              9%         1-06-01                12,500
   $ 10,000                  September 6, 2000                              9%         1-06-01                12,500
   $ 25,000                  September 6, 2000                              9%         1-06-01                31,250
   $ 25,000                  September 19, 2000                             9%         1-19-01                31,250
   $ 20,000                  September 20, 2000                             9%         1-20-01                25,000
   $ 25,000                  September 26, 2000                             9%         1-26-01                31,250
   --------
   $295,000                  Subtotal Debentures issued in 2000.
   --------
   $545,000                  Total Debentures Issued.
   (115,000)                 *Less amounts converted to stock
   --------
   $430,000
   ========

Accrued interest payable on the debenture notes as of September 30, 2000 and December 31, 1999 were $17,824 and $6,183, respectively.

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

The Company's Amortizable Debenture Discounts were as follows:

                                                                  9/30/00         12/31/99
                                                                  -------         --------
Original Amortizable Debenture Discounts                         $ 213,637       $  93,157
Less Cumulative Amortization/Interest Exp.                        (137,082)        (76,144)
                                                                 ---------       ---------
Net Amortizable Debenture Discounts                              $  76,555       $  17,013
                                                                 =========       =========

The Company's Net Debenture Notes Payable were as follows:

                                                                  9/30/00         12/31/99
                                                                  -------         --------
Original Debenture Issued                                        $ 545,000       $ 250,000
Less Amounts Converted to Stock                                   (115,000)              0
Net Amortizable Debenture Discounts                                (76,555)        (17,013)
                                                                 ---------       ---------
Net Debenture Notes Payable                                      $ 353,455       $ 223,987
                                                                 =========       =========

NOTE 6 - OPERATING LEASES

The Corporation has various noncancellable operating leases with terms of 24 to 36 months. The following is a schedule of future minimum rentals under the leases as of September 30, 2000 and December 31, 1999.

                                                      2000          1999
                                                    -------       -------
2000                                                $ 1,158       $ 4,633
2001                                                $   764       $   764
                                                    -------       -------
                                                    $ 1,922       $ 5,397
Less Current Portion                                $(1,922)      $(4,633)
                                                    -------       -------
Long Term Portion                                   $     0       $   764
                                                    =======       =======

NOTE 7 - INCOME TAXES

At September 30, 2000, the Company had significant federal and state tax net operating loss carryforwards of approximately $2,040,000. The difference between the operating loss carryforwards on a tax basis and a book basis is due principally to differences in depreciation, amortization, and development costs. The federal carryforwards will begin to expire in 2009 and the state carryforwards will begin to expire in 2005.

                                 GENELINK, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 7 - INCOME TAXES (CONT'D)

The Company had a net deferred tax asset of $510,000 at September 30, 2000 primarily from net operating loss carryforwards. A valuation allowance was recorded to reduce the net deferred tax asset to zero.

NOTE 8 - SHAREHOLDERS' EQUITY TRANSACTIONS

The Company's shareholder equity consists of the following:

A.       COMMON STOCK

During the nine month period ended September 30, 2000 and for the year ended December 31, 1999 the Company did not issue any shares of common stock for cash consideration.

The Company issued 300,000 common shares of stock for consulting services valued at $71,888 for the nine months ended September 30, 2000.

The Company issued 383,750 common shares of stock as additional consideration for Debenture Notes Payable valued at $99,704 during the nine month period ended September 30, 2000.

The Company converted $115,000 of Debenture Notes Payable into 479,721 common shares of stock valued at $122,684 at the date of conversion during the nine month period ended September 30, 2000.

Officers of the Company exercised Options to purchase 1,000,000 shares of common stock. The Company received cash proceeds of $10,000 upon the exercise of 100,000 $.10 Options. 600,000 $.10 Options valued at $60,000 offset accrued compensation due to an officer and 300,000 $.20 Options, valued at a fair market price of $.28 at the exercise date, were recorded as additional subscriptions receivable and as compensation expense to an officer in the amounts of $60,000 and $24,360, respectively.

B.       SUBSCRIPTION RECEIVABLE-OFFICERS

Since its inception and until the execution of an employment agreement in early 1998, the Company advanced funds periodically to an officer. Subscription Receivable-Officers represents officers loans and accrued interest of $805,771 and $694,947 at September 30, 2000 and December 31, 1999. The loans accrue interest using the average applicable one-month Federal Rates (AFRs).

The officers have executed notes payable to the Company to evidence their obligation on account of his loans. Under the terms of his obligation, in repayment thereof, the officer will have the right, at any time on or before December 31, 2003, to transfer to the Company, at the then fair market value, shares of the Company's common stock. Any transfer not in full satisfaction of the obligation will first be applied to accrued interest and then to principal. No payments of

                                 GENELINK, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 8 SHAREHOLDERS' EQUITY TRANSACTIONS (CONT'D)

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

During 1999, the officer repaid a portion of this subscription receivable by exercising 21,180 shares of vested options which were valued at the then fair market value of $2.00 per share. The officer then returned these shares to the Company and used the fair market value of $40,242 as a repayment of his advance.

C.       STOCK SPLIT

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

E.       TREASURY STOCK

On January 5, 1999, an officer of the company purchased 21,180 shares of common stock by exercising stock options for $2,118. On the same day, the Company acquired 21,180 shares of common stock in exchange for $40,242 of debt owed to the Company by an officer. The shares had an option price of 10(cents) per share and the fair market value was $2.00 per share.

On March 17, 1999, the Company received 150,000 shares which were previously issued to Shannon/Rosenbloom. These shares were recorded as treasury stock at the then fair market value of $135,000.

Simultaneously on March 17, 1999 the Company issued 75,000 of the aforementioned shares to an investment advisor to promote the Company stock and obtain additional funding. The Company valued the shares at the then fair market value of $67,500.

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

During September, 1997, an officer of the Company was granted options to acquire 1,200,000 Shares at $.10 per Share, for services provided to the Company from its inception, 400,000 of which vested upon the execution of the employment agreement with the remaining balance vesting in four (4) equal annual installments of 200,000 each commencing January.

During September, 1997 the Company also issued another officer of the Company 1,000,000 options that will enable him to acquire shares of the Company's common stock exercisable at the

                                 GENELINK, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 8 - SHAREHOLDERS' EQUITY TRANSACTIONS (CONT'D)

price of $.10 per Share for services provided to the Company from its inception. These options will expire December 31, 2003 and will vest as follows:

         200,000 shares at the execution of the agreement.

         200,000 shares each January 1, beginning January 1, 1999, 2000, 2001, and 2002.

Pursuant to APB No. 25 compensation has been recognized based upon the difference of the fair value of the Company's stock at grant date and the officers exercise price as follows:

                        FAIR VALUE OF OPTIONS AT EXERCISE

      Grant Date      # of Options Granted     Date of Grant       Price       Compensation
      ----------      --------------------     -------------       -----       ------------
         1997               2,220,000              $.60            $.10         1,100,000
         1998                   0                    -               -              -

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

On July 1, 1999, two officers of the Company each received 1,000,000 options to purchase shares of the Company's common stock, one cent par value, at the exercise price of $1.00 per share. Four hundred options vested immediately with the remaining options vesting 200,000 each on January 1, 2000, 2001, and 2002. During the quarter ended March 31, 2000, the Company also issued 25,000 stock options/warrants to purchase the Company's common stock at $1.50 per share with expiration dates in 2003. During the second quarter ended June 30, 2000, the Company issued options to acquire 10,000 shares of common stock at $1.00 per share. These options vest 5,000 annually on April 17, 2000 and April 17, 2001. These options were issued in consideration for marketing services to be rendered over the next two years.

On May 22, 2000 the Company established an incentive stock option plan pursuant to which the Company is entitled to issue options to acquire 2,500,000 shares of its stock. During the second quarter of 2000, the Company granted to an officer an option to acquire 500,000 shares of the common stock at an exercise price of $.20 per share (equal to 110% of the per share fair market price as of the date of the grant). These options were vested on the date of issue, May 22, 2000.

                                 GENELINK, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 8 - SHAREHOLDERS' EQUITY TRANSACTIONS (CONT'D)

On May 22, 2000 the Company established a non-qualified stock option agreement in which it granted 300,000 shares to an officer. The option price was determined to be $.20 per share (110% of the fair market value of the company stock as of the date of the grant). These options vested immediately at the date of the grant.

The following schedule summarizes the vested stock option and stock warrants activity and status as of September 30, 2000 and December 31, 1999, and for the nine month period ending September 30, 2000 and for the year ended December 31, 1999.

                                                2000             1999
                                                ----             ----
Granted                                       5,244,375        4,409,375
                                             ==========       ==========

Vested options outstanding at beginning       1,388,195          600,000
of the period

Options vested during period                  1,630,000        1,409,375

Vested options exercised during period       (1,000,000)        (621,180)

Cancelled                                             0                0
---------------------------------------      ----------       ----------

Vested outstanding                            2,018,195        1,388,195
                                             ==========       ==========
at End of Period

A summary of outstanding options/warrants along with their exercise price and dates as of September 30, 2000 are as follows:

                                 OPTIONS/WARRANTS           OUTSTANDING          EXPIRATION
         EXERCISE PRICE               GRANTED            OPTIONS/WARRANTS           DATE
         --------------               -------            ----------------           ----
              $0.10                  2,200,000                 878,820            12/31/03
              $0.20                    800,000                 500,000            12/31/05
              $0.75                     45,000                  45,000            12/31/04
              $1.00                  2,010,000               2,010,000            12/31/03
              $1.50                    189,375                 189,375            12/31/03
              -----                    -------                 -------
                                     5,244,375               3,623,195
                                     =========               =========

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

                                 GENELINK, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 9  - NET LOSS PER SHARE (CONT'D)

                                                       FOR THE NINE        FOR THE YEAR
                                                       MONTHS ENDED           ENDED
                                                          9/30/00            12/31/99
                                                          -------            --------
Net Loss                                               $   (702,932)      $   (658,394)
     Weighted average number of shares
     of common stock and common stock equivalents
     outstanding:                                          ________           ________
     Weighted average number of common shares
     outstanding for computing basic earnings per
     share                                               11,588,044          9,890,583
     Dilute effect of warrants and stock
     options after application of the
     treasury stock method                                ________*          ________*
     Weighted average number of common shares
     outstanding for computing diluted earnings
     per share                                           11,588,044          9,890,583
                                                       ============       ============

     Net loss per share-basic & diluted                $       (.06)      $       (.07)
                                                       ============       ============

*The following common stock equivalents are excluded from earnings per share calculation as their effect would have been antidilutive:

                                                       SEPTEMBER 30            DECEMBER 31
                                                          2000                    1999
                                                          ----                    ----
             Warrants and stock options                 2,018,195               1,388,195
                                                        =========               =========

NOTE 10 - ADVERTISING

The Company expenses the production costs of advertising the first time the advertising takes place. Advertising expense was $18,007 and $29,379 for the nine months ending September 30, 2000 and 1999.

NOTE 11 - RENT

The Company leases its primary executive offices located in Margate, New Jersey at no cost from its officers. Rent expense for the period ended September 30, 2000 was $0.

NOTE 12 - TRANSACTIONS WITH RELATED PARTIES

The Company is dependent, to a large degree, on the services of John DePhillipo, its Chairman and Chief Executive Officer and the Company has entered into a five
(5) year employment agreement dated February 24, 1998, with an initial annual base compensation of $137,500 in 1999 and $151,250 in 2000. Also, in 1998 the Company entered into a five year employment agreement with Robert Ricciardi, Vice President of Research and Development, with an agree upon compensation of $60,000 in 1999 and $66,000 in 2000.

                                 GENELINK, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 12 - TRANSACTIONS WITH RELATED PARTIES (CONT'D)

Officer compensation for the nine months ending September 30, 2000 and 1999 was $113,438 and $103,125, respectively.

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

As of September 30, 2000 and December 31, 1999, the Company owed Kelly/Waldron $20,646 and $19,830, respectively.

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

NOTE 13- COMMITMENT & CONTINGENCIES

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

Operating results for the nine-month period ended September 30, 2000 are not necessarily indicative of the results that may be expected for the full fiscal year.

LIQUIDITY AND CAPITAL RESOURCES

For the nine month period ended September 30, 2000, the Company's primary liquidity requirements have been the implementation and funding of its sales and marketing efforts, the payment of compensation to officers and other employees and the payment of accounts payable. In the first nine months of 2000 the Company has raised $296,955 primarily through the issuance of Debentures.

Cash and cash equivalents at September 30, 2000 amounted to $56,022 as compared to $5,977 at December 31, 1999, an increase of $50,045. During the first nine months of 2000, the Company's operating activities utilized $222,455, as compared to $201,551 for the first nine months of 1999. Cash utilized during these periods resulted from Company's net losses for such periods.

Financing activities provided $296,955 for the nine month period ended September 30, 2000 as compared to $179,000 for the nine months ended September 30, 1999. Financing activities in the nine months ended September 30, 2000 resulted primarily from the issuance of $274,225 principal amount of Debentures throughout the first nine months of 2000, as the Company required additional funds for working capital purposes.

The Company will require approximately $2,000,000 to implement its sales and marketing strategy. The Company intends to raise funds through the private placement of its securities. Unless the Company can increase its revenues and increase its stock price, it is unlikely that the Company will be able to secure such financing. If the Company is not able to secure such additional required capital, it will continue to realize negative cash flow and losses and it is unlikely that it will be able to continue operations.

For the nine months ended September 30, 2000, the Company raised $296,955 primarily through the issuance of Debentures. The Company also issued 383,750 shares of common stock to the holders of the Debentures as additional consideration making the effective interest rate on the Debentures equal to 124%. The issuance of shares were required by the investors as a condition to agreeing to lend money to the Company. No alternative sources of financing were available to the Company, and the Company would have been unable to fund its operations without receiving such financing. The Company has the option to convert the Debentures into shares of common stock. At such time the Company will have the right to convert the Debentures into shares of common stock of the Company equal to the value of the principal and accrued interest on the Debentures at the closing bid price of the stock on the date of maturity. At the closing bid price of $.19 per share at November 8, 2000, this could result in the Company issuing approximately an additional 1,562,921 shares of common stock to the holders of the Debentures, or approximately 10% of the Company on a fully-diluted basis.

                              RESULTS OF OPERATIONS

The following table sets forth certain operating information regarding the
Company:

                                                   NINE MONTH PERIOD                        NINE MONTH PERIOD
                                                ENDED SEPTEMBER 30, 2000                ENDED SEPTEMBER 30, 1999
                                                ------------------------                ------------------------

                                                      (UNAUDITED)                             (UNAUDITED)
                                                      -----------                             -----------

Revenues                                              $    19,192                             $   10,444

Cost of Goods Sold                                    $     1,956                             $    1,238

Net Earnings (Loss)                                   $  (702,932)                            $ (658,394)

Net Earnings (Loss) Per Share                         $     (0.06)                            $    (0.07)

The following summary table presents comparative cash flows of the Company for the nine months ended September 30, 2000 and 1999.

                                                   NINE MONTH PERIOD                        NINE MONTH PERIOD
                                                ENDED SEPTEMBER 30, 2000                ENDED SEPTEMBER 30, 1999
                                                ------------------------                ------------------------

                                                      (UNAUDITED)                              (UNAUDITED)
                                                      -----------                              -----------
Net cash provided (used) by
operating activities                                  $  (222,455)                            $ (201,551)

Net cash provided (used)
by investing activities                               $   (24,455)                            $   30,082

Net cash provided
by financing activities                               $   296,955                             $  179,000


     The Company had a cash balance totaling $56,022 at September 30, 2000.

COMPARISON OF NINE MONTHS ENDED SEPTEMBER 30, 2000 TO THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1999

FINANCIAL CONDITION
Assets of the Company increased from $86,145 at December 31, 1999 to $168,779 at September 30, 2000, an increase of $82,634. This increase was primarily due to an increase in cash from $5,977 at December 31, 1999 to $56,022 at September 30, 2000 and an increase in prepaid expenses from $12,778 at December 31, 1999 to $47,501 at September 30, 2000.

Liabilities increased from $510,068 at December 31, 1999 to $723,558 at September 30, 2000, an increase of $213,490. This increase was primarily due to an increase in accrued compensation due officers from $127,742 at December 31, 1999 to $177,512 at September 30, 2000, an increase in notes payable from $232,987 at September 30, 1999 to $353,445 at September 30, 2000, the proceeds of which were used by the Company primarily for working capital purposes, and an increase in accounts payable from $95,530 at December 31, 1999 to $125,777 at September 30, 2000.

CURRENT YEAR PERFORMANCE AND EARNINGS OUTLOOK

Revenues. The total revenues for the nine months ended September 30, 2000 were $19,192 as compared to $10,444 for the nine months ended September 30, 1999. The increase in revenues of $8,748, or 83.8%, is primarily due to increased sales and marketing efforts undertaken by and on behalf of the Company.

Total revenues for the three months ended September 30, 2000 were $5,655 as compared to the $4,496 for the three months ended September 30, 1999, an increase of $1,159, or 25.8%. This increase in revenues is primarily due to increased sales and marketing efforts undertaken by and on behalf of the Company.

Expenses. Total expenses for the nine months ended September 30, 2000 were $720,875 as compared to $650,946 for the nine months ended September 30, 1999, an increase of $69,929, or 10.7%, primarily resulting from an increase in professional expenses from $59,068 for the nine months ended September 30, 1999 to $78,043 for the nine months ended September 30, 2000, an increase in interest expenses from $47,542 for the nine months ended September 30, 1999 to $83,621 for the nine months ended September 30, 2000 and an increase in selling, general and administrative expenses from $401,016 for the nine months ended September 30, 1999 to $499,982 for the nine months ended September 30, 2000, as partially offset by a decrease in consulting expenses from $110,240 for the nine months ended September 30, 1999 to $37,108 for the nine months ended September 30, 2000.

Total expenses for the three months ended September 30, 2000 were $179,286 as compared to $198,250 for the three months ended September 30, 1999, a decrease of $18,964 primarily resulting from a decrease in consulting expenses from $39,590 for the nine months ended September 30, 1999 to $4,688 for the nine months ended September 30, 1999, as partially offset by an increase in selling, general and administrative expenses from $89,924 for the nine months ended September 30, 1999 to $114,959 for the months ended September 30, 2000.

Losses. The Company incurred a loss of $702,932 for the nine months ended September 30, 2000 as compared to a loss of $658,394 for the nine months ended September 30, 1999, an increase of $44,538. This increase in the amount of losses incurred is primarily due to the $69,929 increase in expenses incurred by the Company for the nine months ended September 30, 2000 as compared to the nine months ended September 30, 1999.

The Company incurred a loss of $173,648 for the three months ended September 30, 2000, as compared to a loss of $194,126 for the three months ended September 30, 1999, a decrease of $20,478. This decrease in the amount of losses incurred is primarily due to the $18,964 decrease in expenses incurred by the Company for the three months ended September 30, 2000 as compared to the three months ended September 30, 1999.

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

                                 GENELINK, INC.
                                  (Registrant)






Date: November 13, 2000                 By:  /s/ John R. DePhillipo
                                        ----------------------------------------
                                             John R. DePhillipo, Chief Executive
                                             Officer and President

ITEM 1.  INDEX TO EXHIBITS.

Exhibit
-------

27                Financial Data Schedule