Form 10KSB40
period 2000-12-31
GENELINK INC
filed 2001-03-23
CIK 941020

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

                        ANNUAL REPORT FOR THE FISCAL YEAR
                             ENDED DECEMBER 31, 2000

                           COMMISSION FILE NO. 0-28077

                                 GENELINK, INC.
                 ----------------------------------------------
                 (Name of Small Business Issuer in its charter)

        PENNSYLVANIA                                        23-2795613
        -------------                                       ----------
(State or other jurisdiction of                          (I.R.S. Employee
incorporation or organization)                          Identification No.)


       100 S. Thurlow Street
          Margate, New Jersey                                   08402
 --------------------------------------                         -----
(Address of principal executive offices)                      (Zip Code)


                    ISSUER'S TELEPHONE NUMBER: (609) 823-6991

          Securities registered under Section 12(b) of the Exchange Act

                                      None
                             -----------------------
          Securities Registered under Section 12(g) of the Exchange Act

                               Title of each class
                             ----------------------
                          Common Stock, $.01 par value


      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

      Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or amendment to this form 10-KSB. [X]


      State issuer's revenues for its most recent fiscal year. $37,324.

      State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act). $1,721,185.

      APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

            Number of Shares of Common Stock
            Outstanding on March 1, 2001           12,976,082
                                                   ----------

      Transitional Small Business Disclosure Format   Yes [_]     No [X]

      Statements in this Annual Report on Form 10-KSB may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements involve a number of risks, uncertainties and other factors that could cause actual results to differ materially from those projected in such statements.

                                TABLE OF CONTENTS

                                                                                  PAGE
                                                                                  ----
PART I
Item 1.   Business ...........................................................       4
Item 2.   Properties .........................................................      12
Item 3.   Legal Proceedings ..................................................      12
Item 4.   Submission Of Matters To A Vote Of Security Holders ................      12

PART II
Item 5.   Market For Registrant's Common Equity And
          Related Stockholder Matter .........................................      13
Item 6.   Management's Discussion And Analysis Of
          Financial Condition And Results Of Operations ......................      14
Item 7.   Financial Statements and Supplementary Data ........................      17
Item 8.   Changes in and Disagreements With Accountants on Accounting
          and Financial Disclosure ...........................................      40

PART III
Item 9.   Directors and Executive Officers of the Registrant .................      40
Item 10.  Executive Compensation .............................................      41
Item 11.  Security Ownership of Certain Beneficial Owners and Management .....      43
Item 12.  Certain Relationships and Related Transactions .....................      43

PART IV.
Item 13.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K ...      44

ITEM 1. DESCRIPTION OF BUSINESS.

GENERAL BACKGROUND

      GeneLink, Inc. ("we" or "us") was formed to offer to the public the safe collection and preservation of a family's DNA material for later use by the family to identify and potentially prevent inherited diseases. We are the successor by merger with GeneLink, Inc., a Delaware corporation, in September, 1994. Prior to the merger, which occurred in February, 1995, the predecessor entity engaged in no operations.

      We have never achieved a profit, having realized net losses each year, including net losses of $306,111 in 1997, $890,892 in 1998, $920,491 in 1999 and
$895,844 in 2000. Our revenues were $43,945 in 1997, $2,263 in 1998, $12,448 in
1999 and $37,324 in 2000. There can be no assurance that we will ever realize significant sales or become profitable.

      We were founded in response to the explosion of information being generated in the field of human molecular genetics. Scientists are discovering an increasing number of connections between genes and specific diseases. These findings are a direct result of the National Institute of Health Genome Project. Doctors and scientists have known for years that many individuals and their family members are predisposed to certain diseases. This inherited disposition is contained within DNA. DNA, the hereditary material of life, is contained in all of the genes which make up who we are. If one of these genes is defective it can cause disease. There are more than 40,000 genes in the human body, all of which are in charge of the transmission of hereditary characteristics. More than 4,500 diseases are genetically based.

      The ability to diagnose genetic disease has greatly expanded over the past ten years. In decades past, once a family member becomes deceased, the opportunity to know whether living family members have inherited defective genes was lost forever. Future generations could not benefit from the DNA store of knowledge. For this reason, we have created a DNA banking service which stores one's genes through the collection and preservation of pure DNA. This DNA can be used to establish whether or not the disease or disorder that caused death was genetic in origin. As researchers continue to identify diseases linked to defective genes, living family members can use the stored DNA to discover if they are at risk for certain diseases such as cancer. DNA banking shifts the emphasis from diagnosis and treatment, to disease prediction and prevention. It allows future generations to access their family genetic history.

THE PRODUCT

      We have developed a DNA Collection Kit(R) for the collection of DNA specimens of our clients. No licensing or training is necessary for the collection by the client of his or her DNA specimen. The collection process, which uses six swabs, is self administered and non-invasive and takes less than five minutes to complete. The client forwards the swabs to the University of North Texas Health Science Center (the "Health Science Center") and completes and forwards a data form to us. Specimens can be collected during an individual's lifetime or up to 36 to 40 hours after death.

      The Health Science Center will store the DNA specimen for 75 year intervals. Upon the client's request, and upon the payment of a retrieval fee, the stored DNA specimen can be retrieved and sent to a laboratory for testing. More than one test can be made on the same DNA specimen. We charge our clients an additional fee for retrieval of a DNA specimen.

AFFILIATES

      We have an agreement with the Health Science Center through March 2006 for the storage of the genetic material obtained using our DNA Collection Kit(R). The Health Science Center will continue to store any DNA specimens after such date for the balance of the 75 year storage period, but after March 2006 will no longer be obligated to receive and store any additional DNA specimens. We have established procedures with the Health Science Center whereby the Health Science Center will receive a sample in an envelope enclosed with the kit. The Health Science Center will then analyze the sample to determine the quantity and quality of the DNA to insure that enough genetic material is present, extract and store the pure DNA in a frozen state. The samples are stored in freezers (at minus 20 degrees centigrade) solely used for the purpose of DNA storage.

      The Health Science Center opened its state-of-the-art DNA/Identity Laboratory (the "Laboratory") in 1990. The Laboratory is accredited by the American Association of Blood Banks and has received Clinical Laboratory Improvement Amendment (CLIA) certification by the U.S. Department of Health & Human Services. A recent expansion of the facility, the DNA Systems Laboratory, has broadened DNA-based analysis capabilities to include PCR typing, which provides rapid and reliable testing for infectious diseases.

      The Health Science Center is a multidisciplinary center that has been a state institution since 1975 under the governance of the same state-appointed Board of Regents that directs the University of North Texas (UNT) in Denton, Texas. UNT, founded in 1890 and now the state's fourth largest university, is an emerging national research institution. The two institutions collaborate on a variety of biomedical research, social service and health care programs.

      The Health Science Center charges us, not our clients, for each DNA sample stored. We have advanced $13,600 against such fees. In addition, the Health Science Center charges us fees for the retrieval and shipping of stored DNA specimens upon the request of our clients. We charge our clients a retrieval fee per retrieval request, plus a shipping fee.

MARKETING

      Since our inception, we have considered a number of alternatives for the marketing of our DNA Collection Kits(R). Because of our limited financial resources and the size of our staff, We have elected to concentrate our marketing activities in the funeral home or death-care industry. Our strategy in capturing the death-care industry is to reach the individual funeral home and cremation locations, whether corporate-owned or independently operated, through our own servicing representatives.

      In order to assist in our marketing efforts, we have engaged the services of Ronald P. Robertson as Director of Special Markets. Mr. Robertson has over thirty years experience as a sales and marketing executor in the funeral and cemetery industries and will focus on the cemetery and cremation industries.

RECENT DEVELOPMENTS

      In November 2000, we entered into an agreement with Healthscreen America to offer to Healthscreen America's clients our DNA Collection Kits(R) and storage system. Healthscreen America, through both retail locations and mobile units, provides low-cost, advanced screening tests for early detection of conditions including heart disease, stroke, osteoporosis, diabetes, lung cancer and prostate cancer. The genetic screening tests and DNA storage will join their arsenal of technology such as the high speed CT scanner that detects heart disease and lung cancer in the very earliest stages.

      In March 2001, we reached a Notice of Allowance of Patent of our Non-Invasive DNA Collection Kit(R).

GOVERNMENT REGULATION

      Pursuant to a letter dated January 23, 1996, the Food and Drug Administration has determined that our kit is a device, but is not subject to active regulations by the Center for Devices and Radiological Health. However, any change in the current regulations could result in the kit becoming a regulated device.

INTELLECTUAL PROPERTY

      In March 2001, we reached a Notice of Allowance of Patent on our DNA Collection Kit (R). We have received trademark protection for our name and logo and for the name "DNA Collection Kit(R)."

EMPLOYEES AND LABOR RELATIONS

      We consider our labor relations to be good, and none of our employees is covered by a collective bargaining agreement. As of December 31, 2000, we employed a total of 11 people, 4 on a full time basis, in the following areas:

                                             Number of     Full Time
Category                                     Employees     Employees
--------                                     ---------     ---------
Sales and marketing .................            0             1
Business Development ................            2             2
General and administration, including
         customer service ...........            0             1
Lab Director and Scientists at the
         Health Science Center ......            3             0
Consultants .........................            2             0

COMPETITION

      DNA collection and banking is offered on a regional basis by hospitals and laboratories throughout the United States. To the best of our knowledge, its other competitor which targets the funeral home industry is DNA Analysis, Inc. However, DNA Analysis, Inc.'s product is more expensive to the funeral home than our product, involves an invasive collection procedure (the drawing of blood with a needle), and is stored at funeral homes and laboratories of the owners. The DNA collected with our kit is extracted via swabs and stored at the Health Science Center. The advantage to storage at the Health Science Center is that the client can feel confident that the Health Science Center, which is located at a university with over a 100 year history, will continue to exist throughout the term of the storage agreement. Most funeral homes and laboratories owned by funeral homes do not have a comparable history or standing in the community.

      Neither us nor DNA Analysis, Inc. nor any other company, has realized any significant market penetration. Methods of competition include sales through funeral homes and hospitals and marketing directly to consumers.

                                  RISK FACTORS

      Our business and the value of our shares are subject to the risk described above and certain additional risks described below.

WE NEED TO RAISE ADDITIONAL CAPITAL, WHICH MAY NOT BE AVAILABLE.

      We have spent, and expect to continue to spend in the future, substantial funds to complete our planned product development efforts and expand our sales and marketing activities. We need to raise additional funds to implement our business plan, and we cannot be certain that we will be able to obtain additional financing on favorable terms or at all.

      Our future capital requirements and the adequacy of available funds will depend on numerous factors, including:

      -     the successful commercialization of our existing products;
      -     progress in our product development efforts;
      -     progress with regulatory affairs activities;
      -     the growth and success of effective sales and marketing activities;
      - the cost of filing, prosecuting, defending and enforcing patent claims and other intellectual property rights; and
      - the development of strategic alliances for the marketing of our products.

      If funds generated from our operations, together with our existing capital resources, are insufficient to meet current or planned operating requirements, we will have to obtain additional funds through equity or debt financing, strategic alliances with corporate partners and others, or through other sources. We do not have any committed sources of additional financing, and we cannot provide assurance that additional funding, if necessary, will be available on acceptable terms, if at all. If adequate funds are not available, we may have to delay, scale-back or eliminate certain aspects of our operations or attempt to obtain funds through arrangements with collaborative partners or others. This may result in the relinquishment of our rights to certain of our technologies, product candidates, products or potential markets. Therefore, the inability to obtain adequate funds could have a material adverse impact on our business, financial condition and results of operations.

EXPECTED FUTURE DILUTION TO SHAREHOLDERS.

      As discussed above, we believe it is likely that we will be required to raise funds to fund our future operations. If additional funds are raised by us through issuing equity securities, dilution to shareholders may occur.

WE HAVE A HISTORY OF LOSSES AND EXPECT CONTINUED LOSSES FOR THE FORESEEABLE FUTURE.

      We commenced operations in 1994. We have incurred significant losses to date and our revenues have been limited. Our expenses have exceeded revenues in each year since inception. Given our planned levels of operating expenses, we expect to continue to incur losses for the foreseeable future. Our accumulated deficits as of December 31, 2000 were approximately $3.8 million. We incurred a net loss of approximately $895,844 for the fiscal year ended December 31, 2000. Our expenses have consisted principally of research and development and of general and administrative expenses incurred while building our business infrastructure. We expect to continue to experience significant operating losses in the future as we continue our research and development efforts and expand our marketing and sales force in an effort to commercialize our products and services. We plan to increase our operating expenses in anticipation of increasing revenues. If our revenue growth is slower than we anticipate or our operating expenses exceed our expectations, our losses will significantly increase. Even if we were to achieve profitability, we may not be able to sustain or increase our profitability on a quarterly or annual basis.

IF ETHICAL AND OTHER CONCERNS SURROUNDING THE USE OF GENETIC INFORMATION BECOME WIDESPREAD, WE MAY HAVE LESS DEMAND FOR OUR PRODUCTS.

      Genetic testing has raised ethical issues regarding confidentiality and the appropriate uses of the resulting information. For these reasons, governmental authorities may call for limits on or regulation of the use of genetic testing or prohibit testing for genetic predisposition to certain conditions, particularly for those that have no known cure. Any of these scenarios could reduce the potential markets for our products and services, which could seriously harm our business, financial condition and results of operations.

WE DEPEND ON THIRD-PARTY PRODUCTS AND SERVICES AND SOLE OR LIMITED SOURCES OF SUPPLY TO DEVELOP AND MANUFACTURE SOME COMPONENTS OF OUR PRODUCTS.

      We rely to a substantial extent on outside vendors to manufacture many of the components that are used in our products. Some of these components are obtained from a single supplier or a limited group of suppliers. Our reliance on outside vendors generally, and a sole or a limited group of suppliers in particular, involves several risks, including:

      - the inability to obtain an adequate supply of required components due to manufacturing capacity constraints, a discontinuance of a product by a third-party manufacturer or other supply constraints;

      -     reduced control over quality and pricing of components; and

      -     delays and long lead times in receiving materials from vendors.

WE HAVE LIMITED SALES AND MARKETING EXPERIENCE.

      We have limited sales and marketing experience and may be unable to successfully establish and maintain a significant sales and marketing organization. Due to the relatively limited market awareness of our products, we believe that the marketing effort may be a lengthy process.

OUR INDUSTRY IS HIGHLY COMPETITIVE AND WE MAY NOT HAVE THE RESOURCES REQUIRED TO SUCCESSFULLY COMPETE.

      The medical diagnostic and biotechnology industries are highly competitive. We compete with companies in the United States and abroad that are engaged in these fields: They include

      -     biotechnology, pharmaceutical, chemical and other companies;

      -     academic and scientific institutions;

      -     governmental agencies; and

      -     public and private research organizations.

      Many of our competitors have much greater financial, technical, research, marketing, sales, distribution, service and other resources than we do. Moreover, our competitors may offer broader product lines and have greater name recognition than we do, and may offer discounts as a competitive tactic. In addition, several development stage companies are currently making or developing products and services that compete with or will compete with our products and services. Our competitors may develop or market technologies or products that are more effective or commercially attractive than our current or future products and services, or that may render our technologies and products and services obsolete.

WE HAVE SIGNIFICANT FIXED OPERATING COSTS AND OUR OPERATING RESULTS ARE SUBJECT TO FLUCTUATIONS.

      A high percentage of our operating expenses, particularly personnel, are fixed in advance of any particular quarter. As a result, unanticipated variations in the number, or progress toward completion of our projects, or in employee utilization rates may cause significant variations in operating results in any particular quarter and could result in greater than expected losses for such quarter.

VOLATILITY OF COMMON STOCK PRICE AND THIN TRADING MARKET.

      Although our Common Stock is listed on the NASDAQ OTC Bulletin Board, recently daily trading volume of our Common Stock has generally been limited. The prices for securities of diagnostic or biotechnology companies have historically been volatile. The trading price of the Common Stock has experienced considerable fluctuation since we began public trading in 1998.

WE MAY NOT BE ABLE TO ATTRACT AND RETAIN PROFESSIONAL STAFF.

      Our success will depend in large part upon our ability to attract, retain, train and motivate highly skilled employees. We cannot be certain that we will be successful in attracting a sufficient number of highly skilled employees in the future, or that we will be successful in retaining, training and motivating the employees we are able to attract. Any inability to retain, train and motivate our employees could impair our ability to adequately manage and complete our existing projects and to bid for or obtain new projects. Hiring, training, motivating, retaining and managing employees with the strategic, technical and creative skills we need is both time consuming and expensive. If our employees are unable to achieve expected performance levels, our business, financial condition and results of operations could be adversely affected.

WE ARE DEPENDENT ON A NUMBER OF KEY PERSONNEL.

      Our success will depend in large part upon the continued services of a number of key employees. The loss of the services of any of these individuals or of one or more of our other key personnel could have a material adverse effect on us. In addition, if one or more of our key employees resigns to join a competitor or to form a competing company, the loss of such personnel and any resulting loss of existing or potential clients to any such competitor could have a material adverse effect on our business, financial condition and results of operations. In the event of the loss of any such personnel, there can be no assurance that we would be able to prevent the unauthorized disclosure or use of our technical knowledge, practices or procedures by such personnel.

OUR BUSINESS COULD BE ADVERSELY AFFECTED IF WE ARE UNABLE TO PROTECT OUR PROPRIETARY TECHNOLOGY OR SOMEONE CLAIMS THAT WE ARE INFRINGING ON THEIR PROPRIETARY TECHNOLOGY.

      Our success depends, in part, upon our proprietary methodologies and other intellectual property rights. There can be no assurance that the steps taken by us to protect our propriety information will be adequate to deter misappropriation of our proprietary information or that we will be able to detect unauthorized use and take appropriate steps to enforce our intellectual property rights. In addition, although we believe that our services and products do not infringe on the intellectual property rights of others, there can be no assurance that such a claim will not be asserted against us in the future, or that if asserted any such claim will be successfully defended. A successful claim against us could materially and adversely affect our business, financial condition and results of operations.

      Our success will depend on our ability to obtain and protect patents on our technology and to protect our trade secrets. Our patents, which have been or may be issued, may not afford meaningful protection for our technology and products. Others may challenge our patents and, as a result, our patents could be narrowed, invalidated or unenforceable. In addition, our current and future patent applications may not result in the issue of patents in the United States or foreign countries. Competitors may develop products similar to ours that do not conflict with our patents. In order to protect or enforce our patent rights, we may initiate patent litigation against third parties, such as infringement suits or interference proceedings. These lawsuits could be expensive, take significant time and divert management's attention from other business concerns. We may also provoke these third parties to assert claims against us.

CONCENTRATION OF OWNERSHIP OF OUR OWN COMMON STOCK AMONG OUR EXISTING EXECUTIVE OFFICERS, DIRECTORS AND PRINCIPAL SHAREHOLDERS MAY PREVENT NEW INVESTORS FROM INFLUENCING SIGNIFICANT CORPORATE DECISIONS.

      Our executive officers, directors and beneficial owners of 5% or more of our common stock and their affiliates, in aggregate, beneficially own a majority of our outstanding common stock. As a result, if these persons act together, they would have the ability to determine the outcome of all matters submitted to our shareholders for approval, including the election and removal of directors and any merger, consolidation or sale of all or substantially all of our assets. In addition, such persons, if they act together, would have the ability to control the management and affairs of our company. Accordingly, this concentration of ownership may harm the market price of our common stock by:

      - delaying, deferring or preventing a change in control of our company;

      - impeding a merger, consolidation, takeover or other business combination involving our company; or

      - discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control of our company.

OUR ARTICLES OF INCORPORATION AND BYLAWS COULD DELAY OR DISCOURAGE A TAKEOVER ATTEMPT.

      Our articles of incorporation and bylaws contain provisions that may delay or discourage a takeover attempt that a shareholder might consider in their best interest, including takeover attempts that might result in a premium being paid on shares of our common stock. These provisions, among other things:

      - provide that only the board of directors or president may call special meetings of the shareholders;

      - establish certain advance notice procedures for nominations of candidates for election as directors and for shareholder proposals to be considered at shareholders' meetings;

ITEM 2. PROPERTIES

      We lease our principal executive offices located in Margate, New Jersey at no cost from John and Maria DePhillipo. John DePhillipo is our Chief Executive Officer and President and a member of our Board of Directors and Maria DePhillipo is the beneficial owner of 13.4% of the shares of our Common Stock.

ITEM 3. LEGAL PROCEEDINGS

      We are not a party to any pending legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      On December 27, 2000, we held an Annual Meeting of Shareholders. John R. DePhillipo and Robert Ricciardi were reelected to our Board of Directors and constitute the entire Board. At such meeting the following actions were voted upon:

                                                    FOR        AGAINST       WITHHOLD
                                                    ---        -------       --------
1.    Election of Directors

      John R. DePhillipo                         8,521,464        0          2,490,900
      Robert P. Ricciardi                        8,520,964        0          2,491,400

2.   Approve the 2000 Stock Option Plan          6,813,036        2,520,311        7,885

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

      Our common stock is listed on the NASDAQ and OTC Bulletin Board under the System "GNLK". Set forth below, for the periods indicated, is the range of high and low bid information for our common stock since November, 1998, when our common stock began trading. These quotations reflect inter-dealer prices without retail mark-up, mark-down or commission, and may not represent actual transactions.

           1999                   High        Low
           ----                   ----        ---
           1st Quarter           $1.47       $0.50
           2nd Quarter           $0.88       $0.25
           3rd Quarter           $0.63       $0.18
           4th Quarter           $0.53       $0.12


           2000                   High        Low
           ----                   ----        ---
           1st Quarter           $0.74       $0.10
           2nd Quarter           $0.50       $0.19
           3rd Quarter           $0.51       $0.25
           4th Quarter           $0.50       $0.17

      As of March 1, 2001, there were approximately 102 holders of record of our common stock. We have never paid dividends and do not anticipate paying any dividends in the future. We anticipate that we will retain all future revenues for working capital purposes.

      The payment of cash dividends in the future will be at the discretion of the Board of Directors and will depend upon such factors as earnings levels, capital requirements, our financial condition and other factors deemed relevant to the Board of Directors. In addition, our ability to pay dividends may become limited under future loan agreements which may restrict or prohibit the payment of dividends.

RECENT SALES OF UNREGISTERED SECURITIES.

      In March 1998, we converted an aggregate of $175,000 principal amount of our 9% Subordinated Notes, plus accrued interest and warrants to acquire Common Stock held by Thomas Price, James Fulmer, Jr., Wanda Smith, Benjamin DeYoung, Dave Canter, Matthew Foley and Susan Sundstrom, and R.A. Hamilton Corp., into 242,847 shares at a conversion price of $.72 per share pursuant to Rule 506 of Regulation D under the Securities Act of 1933, and we converted an aggregate of $156,500 principal amount of 11.5% short-term loans, plus accrued interest, made to us by Kelly/Waldron & Co., Star Machine, Inc., S&S Family Partnership and Michael Caridi in November and December, 1997 into 208,665 shares, at a conversion price of $.75 per share pursuant to Rule 504 of Regulation D under the Securities Act of 1933.

      Also in March 1998, we granted an aggregate of 30,000 shares to members of our Medical Advisory Board for agreeing to serve on the Medical Advisory Board, and granted 300,000 shares to William E. Parisi pursuant to a settlement agreement entered into between us and Mr. Parisi, each issued pursuant to Rule 506 of Regulation D under the Securities Act of 1933. We lent Mr. Parisi $148,501 from time to time during his affiliation with us, as we were unable to pay him a salary. Upon his becoming an officer, Mr. Parisi became entitled to shares of our common stock. Pursuant to the terms of the settlement agreement, Mr. Parisi received 300,000 shares of common stock and we received a release from Mr. Parisi. Mr. Parisi then exchanged 148,501 shares of common stock to us (at the then fair market value of $1.00 per share) to repay in full the outstanding balance of the loan from us to him.

      From April through June 1998, we issued 800,000 shares of our Common Stock for $800,000 in a limited offering made in reliance upon Rule 504 of Regulation D under the Securities Act of 1933. Upon completion of the offering in June 1998, we granted Shannon/Rosenbloom Marketing, Inc. 250,000 shares of its Common Stock for marketing and promotional services rendered pursuant to Rule 506 of Regulation D of the Securities Act of 1933 and sold to Shannon/Rosenbloom Marketing, Inc. 250,000 shares of its Common Stock for $25,000 pursuant to Rule 504 of Regulation D under the Securities Act of 1933, under the terms of an option granted to Shannon/Rosenbloom to convert $25,000 of compensation into 250,000 shares of our Common Stock.

      We issued 360,000 and 15,000 common shares of stock for consulting services rendered to us valued at $83,138 and $8,400 for the years ended December 31, 2000 and 1999, respectively. These shares were issued in reliance upon Rule 506 of Regulation D under the Securities Act of 1933.

      We issued 465,000 and 332,500 common shares of stock as additional consideration for the Debenture Notes Payable valued at $126,641 and $93,157 during the years ended December 31, 2000 and 1999, respectively. These shares were issued in reliance upon Rule 506 of Regulation D under the Securities Act of 1933.

      We converted $115,000 of Debenture Notes Payable into 479,721 common shares of stock valued at $122,684 during the year ended December 31, 2000. These shares were issued in reliance upon Rule 506 of Regulation D under the Securities Act of 1933. Certain of our officers exercised options to purchase $1,000,000 shares of our common stock for an aggregate exercise price of $130,000. These shares were issued in reliance upon Rule 506 of Regulation D under the Securities Act of 1933.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS.

                              RESULTS OF OPERATIONS

COMPARISON OF FISCAL YEAR ENDED DECEMBER 31, 2000 TO FISCAL YEAR ENDED DECEMBER 31, 1999.

      Assets. Our assets increased from $86,145 at December 31, 1999 to $126,866 at December 31, 2000, an increase of $40,721. This increase was primarily due to the increase in prepaid expenses from $12,778 at December 31, 1999 to $47,072 at December 31, 2000 and an increase in cash from $5,977 at December 31, 1999 to $13,804 at December 31, 2000.

      Liabilities. Our liabilities increased from $510,068 at December 31, 1999 to $825,044 December 31, 2000, an increase of $314,976. This increase in liabilities was primarily due to increase in accounts payable and accrued expenses from $95,530 at December 31, 1999 to $131,997 at December 31, 2000, an increase in accrued compensation from $127,742 at December 31, 1999 to $172,318 at December 31, 2000, an increase in accrued interest payable from $6,183 at December 31, 1999 to $23,782 at December 31, 2000 and an increase in notes payable from $232,987 at December 31, 1999 to $448,757 at December 31, 2000.

      Losses. We incurred a loss of $895,844 for the fiscal year ended December 31, 2000, as compared to a loss of $920,491 for the fiscal year ended December 31, 1999, a decrease of $24,647.

      Revenues. Our total revenues for the fiscal year ended December 31, 2000 were $37,324, compared to $12,448 for the fiscal year ended December 31, 1999, an increase of $24,876. This increase in revenues is primarily as a result of our sales and marketing efforts in the cremation industry.

      Expenses. Total expenses for fiscal year ended December 31, 2000 were $931,592, an increase of $16,878 from our total expenses of $914,714 for the fiscal year ended December 31, 1999. Increased expenses are primarily due to an increase in professional fees from $46,288 for the fiscal year ended December 31, 1999 to $100,939 for the fiscal year ended December 31, 2000, an increase in selling, general and administrative expenses from $529,964 for the fiscal year ended December 31, 1999 to $595,044 for the fiscal year ended December 31 2000 and an increase in interest expense from $87,794 for the fiscal year ended December 31, 1999 to $168,179 for the fiscal year ended December 31, 2000, as partially offset by a decrease in consulting expense from $208,784 in 1999 to $48,434 in 2000. The increase in interest expense primarily resulted from the issuance by the company of $350,000 of Debenture Notes in the fiscal year ended December 31, 2000.

COMPARISON OF FISCAL YEAR ENDED DECEMBER 31, 1999 TO DECEMBER 31, 1998.

      Assets. Our assets decreased from $120,216 at December 31, 1998 to $86,145 on December 31, 1999, a decrease of $34,071. This decrease was primarily due to the decrease in cash from $11,334 at December 31, 1998 to $5,977 at December 31, 1999 and the decrease in prepaid expenses from $19,426 at December 31, 1998 to $12,778 at December 31, 1999.

      Liabilities. Our liabilities increased from $187,260 at December 31, 1998 to $510,068 at December 31, 1998, an increase of $322,808. This increase was primarily due to the increase in notes payable from $0 at December 31, 1998 to $232,987 at December 31, 1999, resulting from our efforts to raise capital through the issuance of Debenture Notes.

      Losses. We incurred a loss of $920,491 for the fiscal year ended December 31, 1999, as compared to a loss of $890,892 for fiscal year ended December 31, 1998, an increase of $29,599.

      Revenues. Our revenues for the fiscal year ended December 31, 1999 were $12,448, as compared to $2,263 for the fiscal year ended December 31, 1998, an increase of $10,185, resulting from increased sales and marketing efforts.

      Expenses. Our total expenses for fiscal year ended December 31, 1999 were $914,714, an increase of $13,960 from our total expenses of $900,754 for the fiscal year ended December 31, 1998. This increase is primarily attributable to the increase in interest expense from $59,850 for the fiscal year ended December 31, 1998 to $87,794 for the fiscal year ended December 31, 1999 and an increase in consulting expenses from $92,851 for the fiscal year ended December 31, 1998 to $208,784 for the fiscal year ended December 31, 1999, as partially offset by a decrease in selling, general and administrative expenses from $601,274 for the fiscal year ended December 31, 1998 to $529,964 for the fiscal year ended December 31, 1999.

Liquidity and Capital Resources

      Our primary liquidity requirement has been the implementation and funding of our sales and marketing efforts and the payment of compensation to our officers. For 2001, our primary liquidity requirement will be the funding of our research and development efforts and the funding of our sales and marketing efforts.

      Cash and Cash Equivalents. On December 31, 2000, our cash and cash equivalents amounted to $13,804 as to compared to $5,977 at December 31, 1999, an increase of $7,827. During 2000, our operating activities utilized $315,133 as compared to utilizing $338,369 in 1999. Cash utilized during these periods resulted from our net losses for such periods.

      Investing activities utilized $23,120, in 2000, as compared to providing $89,012 in 1999. Financing activities provided $346,080, as compared to $244,000 in 1999, primarily through the issuance of Debenture Notes.

      We will acquire approximately $1,000,000 to fund our sales and marketing efforts and to fund our research and development efforts for the year 2001. We intend to raise funds through one or more private placements of securities. Unless we can increase our revenues and increase our stock price, it is not likely that we will be able to secure such financing. If we are unable to secure such additional required capital, you will continue to realize negative cash flow and losses and it is unlikely that we will be able to implement our sales and marketing strategy or to fund our research and development programs.

ITEM 7. FINANCIAL STATEMENTS


                          INDEX TO FINANCIAL STATEMENTS


                                                            PAGE
Independent Auditors' Report                                  18

Financial Statements

   Balance Sheets                                          19-20

   Statements of Operations                                   21

   Statements of Changes in Stockholders Equity               22

   Statements of Cash Flows                                23-24

Notes to Financial Statements                              25-39

Genelink, Inc.
Margate, New Jersey



We have audited the accompanying balance sheets of Genelink, Inc. as of December 31, 2000 and 1999, and the related statements of operations, changes in stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We have conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Genelink, Inc. as of December 31, 2000 and 1999 and the results of its operation and its cash flows for the years then ended in conformity with generally accepted accounting principles.

                                          SIEGAL & DROSSNER, P.C.
                                          CERTIFIED PUBLIC ACCOUNTANTS
                                          PHILADELPHIA, PENNSYLVANIA

January 24, 2001

                                 GENELINK, INC.
                                 BALANCE SHEETS
                           DECEMBER 31, 2000 AND 1999


                                     ASSETS

                                                2000                 1999
                                             ---------             --------
CURRENT ASSETS
      Cash                                   $  13,804             $  5,977
      Accounts Receivable                        2,324                1,108
      Inventory                                 10,358               10,875
      Prepaid Expenses                          47,072               12,778
                                             ---------             --------

TOTAL CURRENT ASSETS                            73,558               30,738
                                             ---------             --------

FIXED ASSETS
      Office Furniture                           1,154                1,154
      Office Equipment                          16,246               14,126
      Leasehold Improvements                    50,000               50,000
                                             ---------             --------
                                                67,400               65,280

      Less:  Accumulated Depreciation          (17,022)             (13,820)
                                             ---------             --------

TOTAL FIXED ASSETS                              50,378               51,460
                                             ---------             --------

OTHER ASSETS
      Deposits                                     840                1,640
      Patent                                     3,229                3,229
                                             ---------             --------
                                                 4,069                4,869
      Less:  Accumulated Amortization           (1,139)                (922)
                                             ---------             --------

TOTAL OTHER ASSETS                               2,930                3,947
                                             ---------             --------

TOTAL ASSETS                                 $ 126,866             $ 86,145
                                             =========             ========


The accompanying notes are an integral part of the Financial Statements.

                                 GENELINK, INC.
                                 BALANCE SHEETS
                           DECEMBER 31, 2000 AND 1999

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)


                                                               2000                    1999
                                                           -----------             -----------
CURRENT LIABILITIES
      Accounts Payable & Accrued Expenses                  $   131,997             $    95,530
      Accrued Payroll Taxes                                      4,960                  17,126
      Accrued Interest Payable                                  23,782                   6,183
      Accrued Compensation                                     172,318                 127,742
      Notes Payable - Current Portion                          448,757                 232,987
                                                           -----------             -----------

TOTAL CURRENT LIABILITIES                                      781,814                 479,568
                                                           -----------             -----------

LONG-TERM LIABILITIES
      Loan Payable Affiliates                                   43,230                  30,500
                                                           -----------             -----------

STOCKHOLDERS' EQUITY (DEFICIT)
            Common Stock, $.01 par value,
               75,000,000 shares authorized,
               12,917,262 and 10,612,541 shares
               issued, 12,821,082 and
               10,516,361 outstanding as of
               December 31, 2000 and 1999,
               Respectively                                    129,172                 106,126
      Treasury Stock, 96,180 shares                           (109,860)               (109,860)
      Additional Paid-in Capital                             4,336,631               3,814,731
      Stock Subscriptions Receivable                          (818,304)               (694,947)
      Deferred Compensation                                   (400,000)               (600,000)
      Accumulated Deficit                                   (3,835,817)             (2,939,973)
                                                           -----------             -----------

TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                          (698,178)               (423,923)
                                                           -----------             -----------

TOTAL LIABILITIES AND
     STOCKHOLDERS' EQUITY (DEFICIT)                        $   126,866             $    86,145
                                                           ===========             ===========


The accompanying notes are an integral part of the Financial Statements.

                                 GENELINK, INC.
                            STATEMENTS OF OPERATIONS
                               FOR THE YEARS ENDED
                           DECEMBER 31, 2000 AND 1999


                                                          2000                     1999
                                                      ------------             ------------
REVENUE                                               $     37,324             $     12,448

COSTS OF GOODS SOLD                                          2,539                    1,788
                                                      ------------             ------------

GROSS PROFIT                                                34,785                   10,660
                                                      ------------             ------------

EXPENSES
      Selling, General & Administrative                    595,044                  529,964
      Consulting                                            48,434                  208,784
      Professional Fees                                    100,939                   46,288
      Advertising & Promotion                               15,577                   36,879
      Amortization & Depreciation                            3,419                    5,005
                                                      ------------             ------------
                                                           763,413                  826,920
                                                      ------------             ------------

INTEREST EXPENSE                                           168,179                   87,794
                                                      ------------             ------------

INTEREST INCOME                                                963                    1,137
                                                      ------------             ------------

NET LOSS BEFORE PROVISION FOR
    INCOME TAXES AND CUMULATIVE
    EFFECT OF CHANGE IN ACCOUNTING
    PRINCIPLE                                             (895,844)                (902,917)

CUMULATIVE EFFECT OF CHANGE IN
        ACCOUNTING PRINCIPLE                                     0                  (17,574)
                                                      ------------             ------------

NET LOSS BEFORE PROVISION FOR
        INCOME TAXES                                      (895,844)                (920,491)

PROVISION FOR INCOME TAXES                                       0                        0
                                                      ------------             ------------

NET LOSS                                              $   (895,844)            $   (920,491)
                                                      ============             ============

NET LOSS PER SHARE BASIC & DILUTED                    $      (0.08)            $      (0.09)
                                                      ============             ============

Weighted average common shares and diluted
         Potential common shares                        11,895,842               10,019,375
                                                      ============             ============


    The accompanying notes are an integral part of the Financial Statements.

                                 GENELINK, INC.
             STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
                    FOR THE YEARS DECEMBER 31, 2000 AND 1999


                                                              COMMON           COMMON                           ADDITIONAL
                                                            STOCK # OF         STOCK          TREASURY            PAID IN
                                                              SHARES           AMOUNT           STOCK             CAPITAL
                                                              ------           ------           -----             -------
BALANCE AT JANUARY 1, 1998                                   9,643,861        $ 96,439                0         $ 3,381,610

Exercise Of Options For Common Stock                           621,180           6,212                0              55,906

Company Repurchase-Common Stock                                      0               0          (42,360)                  0

Common Stock Subject To Recission
    Of Marketing Agreement                                           0               0         (135,000)            135,000

Issuance Of Treasury Stock For Investment Services                   0               0           67,500             (67,500)

Issuance Of Common Stock For Consulting Services                15,000             150                0               8,250

Fair Value of Option Granted for Consulting Services                 0               0                0             173,044

Issuance Of Stockholders Subscription
    Receivables (Net Of Payments)                                    0               0                0                   0

Issuance Of Common Stock-Additional
    Consideration For Debentures                               332,500           3,325                0              89,832

Fair Value Of Vested Stock Options                                   0               0                0                   0

Interest Accrued On Subscriptions Receivable                         0               0                0              38,589

Net Loss                                                             0               0                0                   0
                                                            ----------        --------        ---------         -----------
BALANCE AT DECEMBER 31, 1999                                10,612,541        $106,126        $(109,860)        $ 3,814,731
                                                            ----------        --------        ---------         -----------

Fair Value Of Vested Stock Options                                   0               0                0                   0

Exercise Of Options For Common Stock                         1,000,000          10,000                0             144,360

Issuance Of Common Stock For Consulting Services               360,000           3,600                0              79,538

Fair Value of Option Granted for Consulting Services                 0               0                0              11,326

Issuance Of Common Stock-Additional                            465,000           4,649                0             121,992
    Consideration For Debentures

Conversion Of Debt To Common Stock                             479,721           4,797                0             117,887

Issuance/Repayments Of Stockholders Subscriptions
    Receivables (Net Of Payments)                                    0               0                0                   0

Interest Accrued On Subscriptions Receivable                         0               0                0              46,797

Net Loss                                                             0               0                0                   0
                                                            ----------        --------        ---------         -----------

BALANCE AT DECEMBER 31, 2000                                12,917,262        $129,172        $(109,860)        $ 4,336,631
                                                            ==========        ========        =========         ===========


                                                              STOCK
                                                          SUBSCRIPTIONS        DEFERRED        ACCUMULATED
                                                            RECEIVABLE       COMPENSATION         DEFICIT             TOTAL
                                                            ----------       ------------         -------             -----
BALANCE AT JANUARY 1, 1998                                  $(725,611)        $(800,000)        $(2,019,482)          (67,044)

Exercise Of Options For Common Stock                                0                 0                   0            62,118

Company Repurchase-Common Stock                                42,360                 0                   0                 0

Common Stock Subject To Recission
    Of Marketing Agreement                                          0                 0                   0                 0

Issuance Of Treasury Stock For Investment Services                  0                 0                   0                 0

Issuance Of Common Stock For Consulting Services                    0                 0                   0             8,400

Fair Value of Option Granted for Consulting Services                0                 0                   0           173,044

Issuance Of Stockholders Subscription
    Receivables (Net Of Payments)                              26,893                 0                   0            26,893

Issuance Of Common Stock-Additional
    Consideration For Debentures                                    0                 0                   0            93,157

Fair Value Of Vested Stock Options                                  0           200,000                   0           200,000

Interest Accrued On Subscriptions Receivable                  (38,589)                0                   0                 0

Net Loss                                                            0                 0            (920,491)         (920,491)
                                                            ---------         ---------         -----------         ---------

BALANCE AT DECEMBER 31, 1999                                $(694,947)        $(600,000)        $(2,939,973)        $(423,923)
                                                            ---------         ---------         -----------         ---------

Fair Value Of Vested Stock Options                                  0           200,000                   0           200,000

Exercise Of Options For Common Stock                                0                 0                   0           154,360

Issuance Of Common Stock For Consulting Services                    0                 0                   0            83,138

Fair Value of Option Granted for Consulting Services                0                 0                   0            11,326

Issuance Of Common Stock-Additional                                 0                 0                   0           126,641
    Consideration For Debentures

Conversion Of Debt To Common Stock                                  0                 0                   0           122,684

Issuance/Repayments Of Stockholders Subscriptions
    Receivables (Net Of Payments)                             (76,560)                0                   0           (76,560)

Interest Accrued On Subscriptions Receivable                  (46,797)                0                   0                 0

Net Loss                                                            0                 0            (895,844)         (895,844)
                                                            ---------         ---------         -----------         ---------

BALANCE AT DECEMBER 31, 2000                                $(818,304)        $(400,000)        $(3,835,817)        $(698,178)
                                                            =========         =========         ===========         =========


The accompanying notes are an integral part of the Financial Statements.

                                 GENELINK, INC.
                            STATEMENTS OF CASH FLOWS
                 FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999


                                                                      2000                  1999
                                                                   ---------             ---------
CASH FLOWS FROM OPERATING ACTIVITIES
     Net Loss                                                      $(895,844)            $(920,491)
     Adjustments to reconcile net loss to net cash used
      by operating activities
       Depreciation and Amortization                                   3,419                22,579
       Amortization of bond discount                                 134,062                76,144
       Fair value of compensation related
            to vested options                                        200,000               200,000
       Compensation on options exercised                              24,360                     0
       Options exercised by reducing
            accrued compensation                                      60,000                     0
       Common Stock issued for services                               83,138                 8,400
       Fair Value of Options granted for                               11,326               173,044
           consulting services
       Accrued Interest-on Subordinated
            Debt converted to common stock                            12,123                     0
       (Increase) decrease in assets
            Accounts receivable                                       (1,216)                 (910)
            Inventory                                                    517                   396
            Prepaid expenses                                         (34,294)                6,648
            Increase in organization costs                                 0                     0
            Deposit on utilities                                         800                     0
       Increase (decrease) in liabilities
            Accounts payable & Accrued
              Expenses                                                36,467               (24,408)
            Accrued payroll taxes                                    (12,166)               16,304
            Accrued interest                                          17,599                 6,183
            Accrued compensation                                      44,576                97,742
                                                                   ---------             ---------
       Net cash used by operating activities                        (315,133)             (338,369)
                                                                   ---------             ---------

CASH FLOWS FROM INVESTING ACTIVITIES
     Purchase of property and equipment                               (2,120)                    0
     (Increase) decrease in Subscriptions
         Receivables                                                 (21,000)               89,012
         Net cash provided (used) by investing
         Activities                                                $ (23,120)            $  89,012
                                                                   ---------             ---------

The accompanying notes are an integral part of the Financial Statements.

                                 GENELINK, INC.
                            STATEMENTS OF CASH FLOWS
                 FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999


                                                                2000                 1999
                                                              --------            ---------
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds (repayments) from loans and notes payable            $ 12,730            $  (6,000)
     Proceeds from Debentures Issued                                                250,000
      (Net of related fees)                                    323,350
     Proceeds relating to issuance of common
       Stock (net)                                              10,000                    0
                                                              --------            ---------
     Net cash provided by financing activities                 346,080              244,000
                                                              --------            ---------

NET INCREASE (DECREASE) IN CASH                                  7,827               (5,357)

Cash, beginning of period                                        5,977               11,334
                                                              --------            ---------

Cash, end of period                                             13,804                5,977
                                                              ========            =========

SUPPLEMENTAL DISCLOSURES

     Income taxes paid                                               0                    0
                                                              ========            =========

     Interest paid                                                   0                    0
                                                              ========            =========

    NON-CASH FINANCING TRANSACTIONS:
     Conversion of Debt to Stock                               115,000                    0
                                                              --------            ---------
     Increase in Subscriptions Receivable
       -officer cashless exercise of options                    60,000               62,118
                                                              --------            ---------
     Stock issued related to debenture financing               126,641               93,157
                                                              --------            ---------

     Redemption of common stock - due to
       cancellation of marketing agreement                           0              135,000
                                                              --------            ---------

     Accrued interest on Subscriptions Receivables              46,797               38,589
                                                              --------            ---------


The accompanying notes are an integral part of the Financial Statements.

                                 GENELINK, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2000 AND 1999

NOTE 1 - DESCRIPTION OF ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         GOING CONCERN

         The Company's financial statements are prepared using generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company's cash reserves have decreased since the Company's private placement from $800,000 to approximately $56,000 and sales have not increased enough to support operations. The Company incurred an operating loss of $895,844 and $920,491 for the years ended December 31, 2000 and 1999, respectively. The Company reported a deficit of $3,835,817 and $2,939,973 as of December 31, 2000 and 1999, respectively. The Company has announced marketing plans to enhance sales and therefore, management believes that they will be able to generate sufficient revenue and cash flow for the Company to continue as a going concern. Should the Company be unable to continue as a going concern, assets and liabilities would require restatement on a liquidation basis which would differ materially from the going concern basis.

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

         BUSINESS DESCRIPTION

         The Company was founded in response to the information being generated in the field of human molecular genetics. Scientists are discovering an increasing number of connections between genes and specific diseases. These findings are a direct result of the National Institutes of Health Genome Project, which has mapped the human genome. Doctors and scientists have known for years that many individuals and their family members are predisposed to certain diseases. This inherited disposition is contained within DNA. DNA, the hereditary material of life, is contained in all of the genes which make up who we are. If one of these genes is defective it can cause disease. There are more than 40,000 genes in the human body, most of which are in charge of the transmission of hereditary characteristics. Many of the more than 4,500 diseases are genetically based. Management believes future generations could benefit from the DNA store of knowledge. For this reason, the Company has created a DNA banking service that stores DNA before and after an individual dies. This DNA can be used to establish whether or not the disease or disorder that caused death was genetic in origin. As researchers continue to identify diseases linked to defective genes, living family members can use the stored DNA to discover if they are at risk

                                 GENELINK, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2000 AND 1999

NOTE 1 - DESCRIPTION OF ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         BUSINESS DESCRIPTION (CONTINUED)

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

                                 GENELINK, INC.
                          NOTES TO FINANCIAL STATEMENTS
                     DECEMBER 31, 2000 AND 1999 (CONTINUED)

NOTE 1 - DESCRIPTION OF ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

         AMORTIZATION OF PATENTS

         Legal and professional fees and expenses in connection with the filing of patent and trademark applications have been capitalized and are amortized over five years on a straight-line basis. The Company has filed for and has patents pending in the USA and foreign countries on its method of DNA gathering, which patent application is pending. The Company has registered trademark for its name and logo and for the name "DNA Collection Kit".

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

         LONG LIVED ASSETS

         The Company reviews for the impairment of long-lived assets and certain identifiable intangibles whenever events or changes indicate that the carrying amount of an asset may not be recoverable. An impairment loss would be recognized when estimated future cash flows expected to result from the use of an asset and its eventual disposition are less than its carrying amount. The Company has not identified any such impairment losses during the years ended December 31, 2000 and 1999.

                                 GENELINK, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2000 AND 1999

NOTE 1 - DESCRIPTION OF ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)


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

         STOCK OPTIONS

         The Financial Accounting Standards Board has issued SFAS 123, which defines a fair value based method of accounting for an employee stock option and similar equity instruments and encourages all entities to adopt that method of accounting for all of their employee stock option plans. However, it allows an entity to continue to measure compensation cost for those plans using the method of accounting prescribed by Accounting Principles Board Opinion No. 25 (APB 25). Entities electing to remain with the accounting in APB 25 must make proforma disclosures of net income (loss) and, if presented, earnings (loss) per share, as if the fair value based method accounting defined in SFAS 123 had been adopted. The Company has elected to account for its stock-based compensation plans under APB 25.

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

NOTE 2 - PROPERTY & EQUIPMENT

         As of December 31, 2000 and 1999, property and equipment consisted of the following:

                                                     2000               1999
                                                   -------            -------
                  Office Furniture                 $ 1,154            $ 1,154
                  Office Equipment                  16,246             14,126
                  Leasehold Improvement             50,000             50,000
                                                   -------            -------
                                                   $67,400            $65,280
                                                   =======            =======

         Depreciation expense was $3,202 and $4,789 for the years ended December 31, 2000 and 1999, respectively.

                                 GENELINK, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2000 AND 1999


NOTE 3 - LOANS PAYABLE-AFFILIATES

         The Company's unsecured long-term debt as of December 31, 2000 and 1999 consists of loans from various shareholders with no stated repayment terms.

                                                     2000               1999
                                                   -------            -------
                  Total Obligations                $43,230            $30,500
                  Less: Current Portion                  0                  0
                                                   -------            -------
                                                   $43,230            $30,500
                                                   =======            =======

NOTE 4 - DEBENTURE-NOTES PAYABLE

         The Company entered into the following debenture notes payable with terms indicated below:

                                                                                       Shares of Common
          Amount of                            Interest                                 Stock Issued as
          Debenture      Date Issued              Rate             Due Date          Additional Consideration
          ---------      -----------              ----             --------          ------------------------
         $  50,000    April 30, 1999               12%             03/14/00                50,000
         $  15,000    April 30, 1999               12%             02/17/00                15,000
         $  10,000    July 29, 1999                12%             06/01/00                10,000
         $ 100,000    August 6, 1999               12%            *06/01/00               100,000
         $  10,000    August 8, 1999               12%             06/01/00                10,000
         $  15,000    November 15, 1999            12%            *03/31/00                15,000
         $  50,000    December 3, 1999             12%             06/01/00                50,000
         ---------

         $ 250,000    Subtotal-debentures
         ---------     issued in 1999

         $  25,000    March 24, 2000               12%             06/30/00                 25,000
         $  10,000    March 29, 2000               12%             12/31/00                 10,000
         $  15,000    June 15, 2000                10%             12/15/00                 25,000
         $  50,000    June 23, 2000                 8.5%           12/24/00                 82,500
         $  20,000    August 28, 2000               9%             12/28/00                 25,000
         $  50,000    September 6, 2000             9%             01/06/01                 62,500
         $  10,000    September 6, 2000             9%             01/06/01                 12,500
         $  10,000    September 6, 2000             9%             01/06/01                 12,500
         $  25,000    September 6, 2000             9%             01/06/01                 31,250
         $  25,000    September 19, 2000            9%             01/19/01                 31,250
         $  20,000    September 20, 2000            9%             01/20/01                 25,000
         $  25,000    September 26, 2000            9%             01/26/01                 31,250
         $  25,000    December 6, 2000              9%             04/06/01                 31,250
         $  20,000    December 20, 2000             9%             04/20/01                 25,000
         $  20,000    December 21, 2000             9%             04/21/01                 25,000
         ---------

         $ 350,000    Subtotal-debentures
         ---------      issued in 2000


         $ 600,000    Total-debentures issued
          (115,000)   * Less Amounts converted
         ---------      to stock
         $ 485,000
         =========

                                 GENELINK, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2000 AND 1999


NOTE 4 - DEBENTURE-NOTES PAYABLE (CONTINUED)

         Accrued interest payable on the debenture notes as of December 31, 2000 and 1999 was $23,782 and $6,183, respectively.

         In connection with the Company issuing the debenture notes payable, additional shares of common stock were issued in amounts equal to the principal amount of the debenture. The fair market value, of the amortizable debenture discounts, was recorded net with the debenture notes payable and will be amortized over the life of the debenture.


                                                                  2000                 1999
                                                               ---------             --------
         Original Amortizable Debenture Discount               $ 246,448             $ 93,157
         Less Cumulative Amortization/Interest Exp.             (210,206)             (76,144)
                                                               ---------             --------
         Net Amortizable Debenture Discounts                   $  36,242             $ 17,013
                                                               =========             ========

         The Company's Net Debenture Notes Payable were as follows:

                                                              2000                  1999
                                                           ---------             ---------
            Original Debenture issued                      $ 600,000             $ 250,000
            Less Amounts converted to stock                 (115,000)                    0
            Net Amortizable Debenture Discounts            $ (36,242)            $ (17,013)
                                                           ---------             ---------
            Net Debentures Notes Payable                   $ 448,758             $ 232,987
                                                           =========             =========

NOTE 5 - OPERATING LEASES

         The Corporation has various noncancellable operating leases with terms of 24 to 36 months. The following is a schedule of future minimum rentals under the leases as of December 31, 2000 and 1999.

                                     2000             1999
                                     ----             ----
                 2000             $  1,158         $  4,633

                 2001             $    764         $    764
                                  --------         --------
                                  $  1,922         $  5,397
         Less Current Portion     $ (1,922)        $ (4,633)
                                  --------         --------
         Long Term Portion        $      0         $    764
                                  ========         ========

NOTE 6 - INCOME TAXES

         At December 31, 2000, the Company had significant federal and state tax net operating loss carryforwards of approximately $4,360,000. The difference between the operating loss carryforwards on a tax basis and a book basis is due principally to differences in depreciation, amortization, and development costs. The federal carryforwards will begin to expire in 2009 and the state carry forwards will begin to expire in 2005.

                                 GENELINK, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2000 AND 1999


NOTE 6 - INCOME TAXES (CONTINUED)

         The Company had a net deferred tax asset of $530, 000 at December 31, 2000 primarily from net operating loss carryforwards. A valuation allowance was recorded to reduce the net deferred tax asset to zero.

NOTE 7 - SHAREHOLDERS' EQUITY TRANSACTIONS

         The Company's shareholders equity consists of the following:

         A. COMMON STOCK

         During the years ended December 31, 2000 and 1999, the Company did not issue any shares of common stock for cash consideration.

         The Company issued 360,000 and 15,000 common shares of stock for consulting services valued at $83,138 and $8,400 for the years ended December 31, 2000 and 1999, respectively.

         The Company issued 465,000 and 332,500 common shares of stock as additional consideration for Debenture Notes Payable valued at $126,641 and $93,157 during the years ended December 31, 2000 and 1999, respectively.

         The Company converted $115,000 of Debenture Notes Payable into 479,721 common shares of stock valued at $122,684 at the date of conversion during the year ended December 31, 2000.

         Officers of the Company exercised Options to purchase 1,000,000 shares of common stock. The Company received cash proceeds of $10,000 for one hundred thousand $.10 Options. Six hundred thousand $.10 Options valued at $60,000 offset accrued compensation due to an officer and three hundred thousand $.20 Options, valued at a fair market price of $.28 at the exercise date, were recorded as additional subscriptions receivable and as compensation expense to an officer in the amounts of $60,000 and $24,360, respectively.

         B. SUBSCRIPTION RECEIVABLE-OFFICERS

         Since its inception and until the execution of an employment agreement in early 1998, the Company advanced funds periodically to an officer. Subscription Receivable-Officers represents officers loans and accrued interest of $818,304 and $694,947 at December 31, 2000 and December 31, 1999, respectively. The loans accrue interest using the average applicable one-month Federal Rates (AFRs).

                                 GENELINK, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2000 AND 1999


NOTE 7 - SHAREHOLDERS' EQUITY TRANSACTIONS (CONTINUED)

         The officer has executed notes payable to the Company to evidence his obligation on account of his loans. Under the terms of his obligation, in repayment thereof, the officer will have the right, at any time on or before December 31, 2003, to transfer to the Company, at the then fair market value, shares of the Company's common stock. Any transfer not in full satisfaction of the obligation will first be applied to accrued interest and then to principal. No payments of interest or principal shall be due on account of the loans prior to December 31, 2003. Fair market value of the Company's shares shall be equal to the average between the bid and asked price in the market in which it is publicly-traded on the last date on which such trades occurred prior to the transfer of shares from the officer to the Company.

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

         D. PRIVATE PLACEMENT OFFERING MEMORANDUM/STOCK OPTIONS

         From April to June 1998, Genelink, Inc. commenced a private placement offering of 800,000 Shares of its common stock at $1 per share to the residents of New York, New Jersey, Florida and the District of Columbia under Rule 504 of Regulation D, which provides an exemption for limited offerings and sales of securities not exceeding $1,000,000. The proceeds of approximately $640,000 of the offering were used to fund research and development, marketing, working capital, payments of salaries to officers, and general administrative expenses. The Company compensated Shannon/Rosenbloom Marketing, Inc., $100,000 for marketing, promotional and investor relations services which was paid upon the

                                 GENELINK, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2000 AND 1999


NOTE 7 - SHAREHOLDERS' EQUITY TRANSACTIONS (CONTINUED)

         D. PRIVATE PLACEMENT OFFERING MEMORANDUM/STOCK OPTIONS (CONTINUED)

         successful completion of the offering. The offering expenses included travel, consulting fees, "blue sky" fees, legal and accounting expenses, and in connection with the Private Placement offering mentioned above, the Company entered into an agreement with Shannon/Rosenbloom Marketing, Inc. dated January 21, 1998 to assist the Company in raising up to $1,000,000 through a public offering of its common stock under SEC rule 504. In connection with this agreement, Shannon/Rosenbloom Marketing, Inc. received a cash fee of $100,000 along with the option to convert up to $25,000 of its cash fee into the Company's common stock at a conversion rate of $.10 per share (250,000 shares) and also received 250,000 shares of restricted stock. Shannon/Rosenbloom Marketing, Inc. exercised its option and converted $25,000 of its fee into common stock.

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

         E. TREASURY STOCK

         On January 5, 1999, an officer of the company purchased 21,180 shares of common stock by exercising stock options for $2,118. On the same day, the Company acquired 21,180 shares of common stock in exchange for $40,242 of debt owed to the Company by an officer. The shares had an option price of $.10 per share and the fair market value was $2.00 per share.

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

                                 GENELINK, INC.
                         NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2000 AND 1999

NOTE 7 - SHAREHOLDERS' EQUITY TRANSACTIONS (CONTINUED)

         F. STOCK OPTIONS AND WARRANTS (CONTINUED)

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

         During September 1997, an officer of the Company was granted options to acquire 1,200,000 Shares at $.10 per Share, for services provided to the Company from its inception, 400,000 of which vested upon the execution of the employment agreement with the remaining balance vesting in four (4) equal annual installments of 200,000 each commencing January, 1998.

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

         Pursuant to APB No. 25 compensation has been recognized based upon the difference of the fair value of the Company's stock at grant date and the officers exercise price as follows:

                                                Fair Value
           Grant                                of Stock at     Exercise      Additional
           Date       # of Options Granted    Date of Grant      Price      Compensation
           ----       --------------------    -------------      -----      ------------
           1997             2,200,000             $.60            $.10         $1,100,000
           1998                     0               --              --                 --

                                 GENELINK, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2000 AND 1999


NOTE 7 - SHAREHOLDERS' EQUITY TRANSACTIONS (CONTINUED)

         F. STOCK OPTIONS AND WARRANTS (CONTINUED)

         In connection with the Company issuing the options to the officers noted above, the Company recorded a deferred compensation charge of $1,100,000 reflected in the equity section. The Company will record compensation expense based upon the vesting schedules of these options as noted below:

                   1998        $ 300,000
                   1999        $ 200,000
                   2000        $ 200,000
                   2001        $ 200,000
                   2002        $ 200,000

         During 1999, the Company granted an aggregate of 209,375 options to various consultants to purchase the Company's common stock at $.75 to $1.50 per share. These options expire in 2003 and 2004. Pursuant to FAS 123, consulting expense of $173,044 was recorded based on the fair value of the options granted.

         On July 1, 1999, two officers of the Company each received 1,000,000 options to purchase shares of the Company's common stock, $.01 par value, at the exercise price of $1.00 per share. Four hundred thousand options vested immediately the remaining options vesting 200,000 each on January 1, 2000, 2001, and 2002. During the quarter ended March 31, 2000, the Company also issued 25,000 stock options/warrants to purchase the Company's common stock at $1.50 per share with expiration dates in 2003.

         During the second quarter ended June 30, 2000, the Company issued options to acquire 10,000 shares of common stock at $1.00 per share. These options vest 5,000 annually on April 17, 2000 and April 17, 2001. These options were issued in consideration for marketing services to be rendered over the next two years. Pursuant to FAS 123, consulting expense of $11,326 was recorded based on the fair value of options granted.

         On May 22, 2000, the Company established an incentive stock option plan pursuant to which the Company is entitled to issue options to acquire 2,500,000 shares of its stock. During the second quarter of 2000, the Company granted to an officer an option to acquire 500,000 shares of the common stock at an exercise price of $.20 per share (equal to 110% of the per share fair market price as of the date of the grant). These options were vested on the date of issue, May 22, 2000.

         On May 22, 2000 the Company established a non-qualified stock option agreement in which it granted 300,000 shares to an officer. The option price was determined to be $.20 per share (110% of the fair market value of the company stock as of the date of the grant). These options vested immediately at the date of the grant.

                                 GENELINK, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2000 AND 1999


NOTE 7 - SHAREHOLDERS' EQUITY TRANSACTIONS (CONTINUED)

         F. STOCK OPTIONS AND WARRANTS (CONTINUED)

         The following schedule summarizes the vested stock option and stock warrants activity and status as of December 31, 2000 and 1999, and for the years ended December 31, 2000 and 1999.

                                                     2000                   1999
                                                  ----------             ----------
          Granted                                  5,244,375              4,409,375
                                                  ==========             ==========

         Vested options outstanding at
         beginning of the period                   1,388,195                600,000

         Options vested during period              1,630,000              1,409,375

         Vested options exercised
              during period                       (1,000,000)              (621,180)

         Cancelled                                         0                      0
                                                  ----------             ----------

         Vested outstanding at End
            of Period                              2,018,195              1,388,195
                                                  ==========             ==========


         A summary of outstanding options/warrants along with their exercise price and dates as of December 31, 2000 are as follows:

         EXERCISE      OPTIONS/WARRANTS       OUTSTANDING           EXPIRATION
           PRICE           GRANTED          OPTIONS/WARRANTS           DATE
         ---------        ---------            ---------            ---------
         $    0.10        2,200,000              878,820             12/31/03
         $    0.20          800,000              500,000             12/31/05
         $    0.75           45,000               45,000             12/31/04
         $    1.00        2,010,000            2,010,000             12/31/03
         $    1.50          189,375              189,375             12/31/03
         ---------        ---------            ---------            ---------
                          5,244,375            3,623,195
                          =========            =========

         Had compensation costs of Genelink, Inc.'s stock options issued to officers been determined based on the fair value of the options at the dates of award under the fair value method of SFAS 123, the Company's net loss and net loss per common share would have been reduced to the pro forma amounts indicated below.

                                                    2000                      1999
                                               -------------             -------------
         Net loss:

                As reported:                   $    (895,844)            $    (920,491)
                Proforma:                         (1,058,084)               (1,700,691)
         Net loss per common share:
                As reported                    $        (.08)            $        (.09)
                 Proforma                      $        (.09)            $        (.17)

                                 GENELINK, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2000 AND 1999


NOTE 7 - SHAREHOLDERS' EQUITY TRANSACTIONS (CONTINUED)

         F. STOCK OPTIONS AND WARRANTS (CONTINUED)

         Significant assumptions used to calculate the above fair value and fair value of options issued for consulting services are as follows:

         Risk free interest rate of return        7%
         Expected option life                     4-5.5 yrs.
         Expected dividends                       $-0-
         Expected volatility                      281%

NOTE 8 - NET LOSS PER SHARE

         Earnings per share is calculated under the provisions of Statement of Financial Accounting Standards (SFAS) No. 128 "Earnings Per Share. Basic EPS is calculated using the weighted average number of common shares outstanding for the period and diluted EPS is computed using the weighted average number of common shares and dilutive common equivalent shares outstanding. Given that the Company is in a loss position, there is no difference between basic EPS and diluted EPS since the common stock equivalents would be antidilutive.

                                                             2000                     1999
                                                        ------------             ------------
         Net loss                                       $   (895,844)            $   (920,491)
         Weighted average number of shares
         of common stock and common stock
         equivalents outstanding:
         Weighted average number of common
         shares outstanding for computing
         basic earnings per share                         11,895,842               10,019,375
         Dilute effect of warrants and stock
         options after application of the
         treasury stock method                                     *                        *
                                                        ------------             ------------
         Weighted average number of common
         shares outstanding for computing
         diluted earnings per share                       11,895,842               10,019,375
                                                        ============             ============

         Net loss per share-basic & diluted             $       (.08)            $       (.09)
                                                        ============             ============

         * The following common stock equivalents are excluded from earnings per share calculation as their effect would have been antidilutive:

                                                     2000                 1999
                                                  ---------            ---------
            Warrants and Stock Options            2,018,195            1,388,195
                                                  =========            =========

                                 GENELINK, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2000 AND 1999


NOTE 9 - ADVERTISING

         The Company expenses the production costs of advertising the first time the advertising takes place. Advertising expense was $15,577 and $36,879 for the years ended December 31, 2000 and 1999, respectively.

NOTE 10- RENT

         The Company leases its primary executive offices located in Margate, New Jersey at no cost from its officers. Rent expense for the years ended December 31, 2000 and 1999 was $0.

NOTE 11- TRANSACTIONS WITH RELATED PARTIES

         The Company has an agreement with the UNTHSC through March, 2006 for the storage of the genetic material obtained using one of the Company's kits. Two (2) doctors associated with the UNTHSC own approximately 20,000 Shares of the Company. The Company has established protocols with the UNTHSC whereby the UNTHSC will receive a sample in an envelope enclosed with the kit, measure the quantity to assure that enough genetic material is present, analyze the sample to extract the DNA, freeze and store the material in the refrigerated area maintained by the UNTHSC making it available for future retrieval.

         A portion of the Company's operations were conducted in 1999 by Kelly/Waldron & Company in East Brunswick, New Jersey, whose partners own 144,666 Shares of the Company. Kelly/Waldron, which provides various services to members of the pharmaceutical industry, acts as the Company's back office, receiving orders and inquiries, processing data and preparing reports for the Company. Because of the Company's limited operations and the limited availability of funds, the Company's agreement with Kelly/Waldron does not require it to make any payments to Kelly/Waldron for the latter's services. As its business increases, the Company expects to commence payment of a management fee to Kelly/Waldron on terms to be agreed upon between the parties. As of December 31, 1999 the Company owed Kelly/Waldron $19,830. The agreement expired during 2000 and no balance was due to Kelly/Waldron and Company as of December 31, 2000.

         CONSULTING

         The Company is dependent, to a large degree, on the services of John DePhillipo, its Chairman and Chief Executive Officer and the Company has entered into a five (5) year employment agreement dated February 24, 1998, with an initial annual base compensation of $137,500 in 1999 and $151,250 in 2000.

         The Company has entered into a consulting agreement with Dr. Ricciardi (shareholder and officer) dated February 24, 1998, which provides for initial compensation of $30,000 in 1998, $60,000 in 1999 and $66,000 in 2000. The initial term of the agreement is five years.

                                 GENELINK, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2000 AND 1999


NOTE 12- COMMITMENT & CONTINGENCIES

         The Company is involved in a trademark opposition regarding the use of its trademark Genelink. However, management believes it will prevail in this matter, and will have no material adverse effect on the Company.

NOTE 13-  SUBSEQUENT EVENT

         On January 1, 2001, Genelink, Inc. commenced a private placement offering of up to 2 million Units at a price of $.50 per Unit, under Rule 504 of Regulation D, which provides an exemption for limited offerings and sales of securities not exceeding $1,000,000. Each Unit consists of one share of Common Stock and a Warrant to acquire one share of Common Stock at an exercise price of $1.00 per share. The proceeds will be used for working capital and for research and development expenditures in connection with the development of a new product line.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         None.

PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS.

      Information with respect to each of our officers and directors is set forth below:

      JOHN R. DEPHILLIPO, 58, Chairman, Chief Executive Officer, President, Secretary and Director. Mr. DePhillipo, educated at Temple University in Business Administration, served from 1990 to 1994 as the Chairman/CEO of Applied Safety, Inc., which developed a retro-fit driver's side airbag for installation in new or used vehicles. In August 1994, Applied Safety ceased operations and entered into a license and royalty agreement with a New York Stock Exchange company which was a worldwide manufacturer and supplier of airbags. In October 1995, after a lawsuit was filed in Florida by the other party seeking to terminate the agreement and avoid future royalty payments, Applied Safety filed for protection under Chapter 11 of the U.S. Bankruptcy Code, Case #95-17950 DAS. In September 1997, Applied Safety's plan was confirmed by the bankruptcy court, and Applied Safety has emerged from bankruptcy. Mr. DePhillipo has been a Director since our inception

      ROBERT P. RICCIARDI, PH.D., 53, Treasurer and Director of the Company. Dr. Robert Ricciardi is a Professor of Microbiology at the University of Pennsylvania, where he is Chairman of the Microbiology and Virology Program of the Molecular Biology Graduate Group. He received his Ph.D. from the University of Illinois at Urbana in cellular biology. He was a postdoctoral fellow at Brandeis University and Harvard Medical School in the Department of Biological Chemistry and was awarded fellowships by the American Cancer Society, National Institute of Health and Charles A. King Trust. He developed one of the first techniques in molecular biology which has been widely used both to map genes and determine the proteins they encode. While most of his research has centered on basic mechanisms of cancer, he has developed, patented and has a patent pending for recombinant delivery vectors for use as vaccines and for potential use in gene therapy. Dr. Ricciardi has served as a consultant to The National Institutes of Health, Smith Kline and Beecham's Department of Molecular Genetics, and Children's Hospital of Philadelphia's Department of Infectious Disease. He has authored 55 publications, has been awarded a NATO Visiting Professorship at Ferrara Medical School, Italy, and has been an invitational speaker at various scientific meetings and a seminar guest speaker at the Mayo Clinic and Johns Hopkins University. Dr. Ricciardi has been a Director since our inception.

Section 16(a) Beneficial Ownership Reporting Compliance.

      Based solely on our review of certain reports filed with the Securities and Exchange Commission pursuant to Section 16(a) of the Securities Exchange Act of 1934 (the "1934 Act"), as amended and written representations of the Company's officers and directors, we believe that all reports required to be filed pursuant to the 1934 Act with respect to transactions in our Common Stock through December 31, 2000 were filed on a timely basis.

ITEM 10. EXECUTIVE COMPENSATION

        SUMMARY COMPENSATION TABLE


                                                                        Long-Term
                             Year   Annual Compensation                 Compensation
                             ----   -------------------                 ------------

                                                                            Awards           Payouts
                                                                            ------           -------
(a)                          (b)      (c)         (d)       (e)          (f)           (g)          (h)           (i)
                                                            Other                      Securities
                                                            Annual        Restricted   Underlying
                                                            Compen-       Stock        Options/     LTIP          All Other
                                       Salary      Bonus    sation        Award(s)     SARs (#)     Payouts       Compensation
                                         ($)         ($)      ($)           ($)                       ($)         ($)
------------------------------------------------------------------------------------------------------------------------------
JOHN DePHILLIPO, CHIEF       2000     $151,250      --        --             --            --       $100,000 (1)   $4,800 (2)
EXECUTIVE OFFICER            1999     $137,500      --        --             --            --       $100,000 (1)   $2,400 (2)
                             1998     $125,000      --        --             --            --       $200,000 (1)   $4,445 (2)





ROBERT P. RICCIARDI,         2000     $ 66,000     --        --             --            --        $100,000 (1)       --
TREASURER                    1999     $ 60,000     --        --             --            --        $100,000 (1)       --
                             1998     $ 30,000     --        --             --            --        $100,000 (1)       --



------------------------

(1) - Represents the value of vested $ .10 options issued for deferred compensation.

(2) - Represents the cost of life insurance premiums provided by us.

                      OPTION/SAR GRANTS IN LAST FISCAL YEAR


                                                                                                   Potential Realizable Value at
                                                                                                   Assumed Annual Rates of Stock
                                            Individual Grants                                   Price Appreciation for Option Term
                    --------------------------------------------------------------------        -----------------------------------
      (a)              (b)                (c)                  (d)                 (e)                 (f)                (g)
                    Number of
                    Securities     Percent of Total
                    Underlying        Options/
                     Option/       SARs Granted to
                       SARs          Employees in      Exercise of Base       Expiration
     Name           Granted (#)       Fiscal Year         Price ($/Sh)            Date                5% ($)              10%($)
     ----           -----------       -----------         ------------            ----                ------              ------
 John R.
DePhillipo           800,000              100%                $0.20           May 22, 2005           $44,000            $97,600

Robert P.
Ricciardi                  0                0%                   --                     --                --                 --


                     AGGREGATED OPTION/SAR EXERCISES IN LAST
                    FISCAL YEAR AND FY-END OPTION/SAR VALUES

         (a)                    (b)                   (c)                         (d)                              (e)

                                                                    Number of Securities Underlying        Value of Unexercised
                                                                      Unexercised Options/SARs at      In-the-Money Options/SARs at
                         Shares Acquired                                  Fiscal Year-End (#)              Fiscal Year-End ($)
         Name             On Exercise (#)       Value Realized        Exercisable/Unexercisable         Exercisable/Unexercisable
         ----             ---------------       --------------        -------------------------         -------------------------
 John R. DePhillipo           300,000               $24,360                1,478,000/800,000                $807,800/$120,000

 Robert P. Ricciardi          600,000               $54,000                 600,000/800,000                    $0/$120,000


Employment Agreements with Executive Officers

      We entered into an employment agreement with John R. DePhillipo, our Chief Executive Officer and President, dated February 24, 1998, which provides for an initial salary of $125,000 per year, an initial term of five (5) years, benefits, a grant of options to acquire 1,200,000 shares at an exercise price of $0.10 per share, 1,000,000 of which have vested, with the remaining balance vesting on January 1, 2002, registration rights and a two (2) year restrictive covenant.

      We entered into a consulting agreement with Dr. Ricciardi dated February 24, 1998, which provides for initial compensation of $30,000 per year in 1998 and $60,000 per year in 1999, an initial term of five (5) years, the grant of options to acquire 1,000,000 shares at an exercise price of $0.10 per share, 600,000 of which have vested, with the remaining balance vesting on January 1, 2001, registration rights, and requires Dr. Ricciardi to perform eight (8) hours of consulting services per week.

Compensation of Directors

      Directors are not paid any fees for service on our board of directors.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The following table sets forth information as of March 31, 2001 regarding
(i) each person known to the Company to beneficially own more than five percent of its Stock and (ii) the Company's directors as a group.

                                                              Approximate
                                 Number of Shares             Percentage
           Name                 Beneficially Owned       Of Stock Outstanding
           ----                 ------------------       --------------------
Robert P. Ricciardi                3,900,000(1)                 27.8%

Edmund T. and
Linda J. DelGuercio                2,250,000                    17.3%
John R. DePhillipo                 1,938,820(2)                 13.0%

Maria DePhillipo                   1,768,800(3)                 13.4%


Directors and Executive
Officers as a Group                5,838,820(1)(2)              36.6%


(1) Includes the following options exercisable within the next sixty days: options to acquire 200,000 shares at an exercise price of $0.10 per share, options to acquire 250,000 shares at an exercise price of $0.40 per share and options to acquire 600,000 shares at an exercise price of $1.00.

(2) Includes the following options exercisable within the next sixty days: options to acquire 278,820 shares at an exercise price of $0.10 per share, options to acquire 800,000 shares at an exercise price of $0.20 per share options to acquire 250,000 shares at an exercise price of $0.40 per share and options to acquire 600,000 shares at an option price of $1.00 per share. Mr. DePhillipo is the spouse of Maria DePhillipo.

(3) Maria DePhillipo is the trustee of various family trusts owning an aggregate of 400,000 shares of Common Stock and disclaims any beneficial ownership of these shares. Maria DePhillipo is the spouse of John R. DePhillipo.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         None.

ITEM 13.

(A)   EXHIBITS, LIST AND REPORTS ON FORM 8-K

Exhibit

3(i)     Articles of Incorporation of the Registrant(1)

3(ii)    By-Laws of the Registrant(1)

10       Material Contracts

         10.1 DNA Specimen Repository Agreement Between University of North Texas Health Science Center at Fort Worth and GeneLink, Inc. dated June 21, 1995; (1)

         10.2 Amendment No. 1 to Agreement Between GeneLink, Inc. and University of North Texas Health Science Center at Fort Worth dated November 5, 1995; (1)

         10.3 Collateral License Agreement By and Between GeneLink, Inc. and University of North Texas Health Science Center dated July 1, 1996; (1)

         10.4 Employment Agreement By and Between GeneLink, Inc. and John R. DePhillipo dated February 24, 1998;(1)

         10.5 Amendment to Employment Agreement By and Between GeneLink, Inc. and John R. DePhillipo dated December 31, 1998; (1)

         10.6     Consulting Agreement By and Between GeneLink, Inc. and Robert
                  P. Ricciardi, Ph.D. dated February 24, 1998; (1)

         10.7 Amendment to Consulting Agreement By and Between GeneLink, Inc. and Robert P. Ricciardi, Ph.D. dated December 31, 1998.
                  (1)

         10.8 Agreement Providing for the Provision of Consulting, Marketing and Sales Services to GeneLink, Inc. by KWS&P, Inc. (1)

         10.9 Letter from Office of Device Evaluation Center for Devices and Radiological Health to GeneLink, Inc. dated January 23, 1996(1)

         10.10    2000 Stock Option Plan(2)

23       Consent of Accountants

27       Financial Data Schedule

-----------------------------

(1) Incorporated by reference to our Registration Statement for 10-SB/A filed with the Securities and Exchange Commission on February 8, 2000.

(2) Incorporated by reference to out Proxy Statement for the 2000 Annual Meeting of Shareholders filed with the Securities and Exchange Commission on November 30, 2000.

(b)   REPORTS ON FORM 8-K

      None.

                                   SIGNATURES

      In accordance with Section 12 of the Securities Exchange Act of 1934, the registrant caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.


                                           GENELINK, INC.
                                           Registrant


Date: March 23, 2001                       By:   /s/ John R. DePhillipo
                                                 ---------------------------
                                           John R. DePhillipo, Chairman, Chief
                                           Executive Officer and President

      In accordance with the Exchange acts this report has been signed below by the following persons on behalf of the registrant and in the capacities and the dates indicated.

SIGNATURES                                  CAPACITY                             DATE
----------                                  --------                             ----
/s/ John R. DePhillipo                      Principal Executive Officer,         March 23, 2001
-------------------------------------       Principal Financial Officer and
John R. DePhillipo                          Director
Chairman and Chief Executive Officer

/s/ Robert P. Ricciardi                     Director                             March 23, 2001
-------------------------------------
Robert P. Ricciardi