Form 10QSB
period 2001-03-31
GENELINK INC
filed 2001-05-15
CIK 941020

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                    QUARTERLY REPORT FOR THE QUARTERLY PERIOD
                              ENDED MARCH 31, 2001

                           COMMISSION FILE NO. 0-28077

                                 GENELINK, INC.
                 ----------------------------------------------
                 (Name of Small Business Issuer in its charter)

            PENNSYLVANIA                                 23-2795613
            ------------                                 ----------
    (State or other jurisdiction of         (I.R.S. Employer Identification No.)
    incorporation or organization)


         100 S. Thurlow Street
          Margate, New Jersey                              08402
          -------------------                              -----
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

            Number of Shares of Common Stock
            Outstanding on May 8, 2001                  13,451,723

         Transitional Small Business Disclosure Format Yes    No X
                                                          ---   ---

                                 GENELINK, INC.


PART I.  FINANCIAL INFORMATION

ITEM 1.  Financial Statements.

         Balance Sheet at March 31, 2001 and March 31, 2000 (unaudited)

         Statement of Income for the three months ended March 31, 2001 and 2000 (unaudited)

         Statement of Cash Flows for the three months ended March 31, 2001 and 2000 (unaudited)

         Notes to Financial Statements (unaudited)

                                 GENELINK, INC.
                                 BALANCE SHEETS
                             MARCH 31, 2001 AND 2000
                                   (UNAUDITED)


                                     ASSETS


                                            2001              2000
                                         ---------         ---------
CURRENT ASSETS
   Cash                                  $     624         $  47,512
   Accounts Receivable                          66             2,285
   Inventory                                10,228            10,720
   Prepaid Expenses                         54,322            36,080
                                         ---------         ---------

TOTAL CURRENT ASSETS                        65,240            96,597
                                         ---------         ---------

FIXED ASSETS
   Office Furniture                          1,154             1,154
   Office Equipment                         16,246            14,126
   Leasehold Improvements                   50,000            50,000
                                         ---------         ---------
                                            67,400            65,280
   Less: Accumulated Depreciation          (17,974)          (15,018)
                                         ---------         ---------

TOTAL FIXED ASSETS                          49,426            50,262
                                         ---------         ---------

OTHER ASSETS
   Deposits                                    840             1,640
     Patent                                  3,229             3,229
                                         ---------         ---------
                                             4,069             4,869
   Less: Accumulated Amortization           (1,193)             (976)
                                         ---------         ---------

TOTAL OTHER ASSETS                           2,876             3,893
                                         ---------         ---------

TOTAL ASSETS                             $ 117,542         $ 150,752
                                         =========         =========


See accompanying notes to financial statements.

                                 GENELINK, INC.
                                 BALANCE SHEETS
                             MARCH 31, 2001 AND 2000
                                   (UNAUDITED)

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)


                                                      2000                2001
                                                  -----------         -----------
CURRENT LIABILITIES
   Accounts Payable & Accrued Expenses            $   143,088         $   136,820
   Accrued Payroll Taxes                                8,434              18,968
   Accrued Interest Payable                            32,694              13,865
   Accrued Compensation                               214,861             182,055
   Notes Payable - Current Portion                    480,876             260,183
                                                  -----------         -----------

TOTAL CURRENT LIABILITIES                             879,953             611,891
                                                  -----------         -----------

LONG-TERM LIABILITIES
   Loans Payable Affiliates -
           Net of current portion                      30,500              43,229
                                                  -----------         -----------

STOCKHOLDERS' EQUITY (DEFICIT)
   Common Stock, $.01 par value,
         75,000,000 shares authorized
         13,147,262 and 10,919,262 shares
         issued, 13,051,082 and 10,823,082
         outstanding as of March 31, 2001
         and 2000, respectively                       131,472             109,193
   Treasury Stock, 96,180 shares                     (109,860)           (109,860)
   Additional Paid-in Capital                       4,424,649           3,715,911
   Stock Subscriptions Receivable                    (831,032)           (711,788)
   Stock Warrants                                       7,100                   0
   Deferred Compensation                             (200,000)           (400,000)
  Accumulated Deficit                              (4,215,240)         (3,107,824)
                                                  -----------         -----------

TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                 (792,911)           (504,368)
                                                  -----------         -----------

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY
(DEFICIT)                                         $   117,542         $   150,752
                                                  ===========         ===========

See accompanying notes to financial statements.

                                 GENELINK, INC.
                            STATEMENTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000
                                   (UNAUDITED)

                                                 2001                 2000
                                             ------------         ------------
REVENUE                                      $      5,794         $      9,463

COSTS OF GOOD SOLD                                    609                  853
                                             ------------         ------------

GROSS PROFIT                                        5,185                8,610
                                             ------------         ------------

EXPENSES
  Selling, general and administrative             307,339              279,734
  Consulting                                       18,970               20,870
  Professional fees                                49,651               25,851
  Advertising and promotion                         9,609                3,955
  Amortization and depreciation                     1,006                1,252
                                             ------------         ------------
                                                  386,575              331,662
                                             ------------         ------------

INTEREST EXPENSE                                   12,163               17,927
                                             ------------         ------------

INTEREST INCOME                                       121                   84
                                             ------------         ------------

NET LOSS BEFORE
EXTRAORDINARY ITEM                               (393,432)            (340,895)

EXTRAORDINARY ITEM -
FORGIVENESS OF DEBT                                14,010                    0
                                             ------------         ------------

NET LOSS                                     $   (379,422)        $   (340,895)
                                             ============         ============

NET LOSS PER SHARE BASIC
  AND DILUTED                                $       (.03)        $       (.03)
                                             ------------         ------------
  Weighted average common shares and
  diluted potential common shares              12,982,151           10,745,727
                                             ------------         ------------

See accompanying notes to financial statements.

                                 GENELINK, INC.
                             STATEMENTS OF CASHFLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000
                                   (UNAUDITED)


                                                       2001              2000
                                                    ---------         ---------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net Loss                                         $(379,422)        $(340,895)
   Adjustments to reconcile net loss
      to net cash used by
      operating activities
      Depreciation and amortization                     1,006             1,252
     Amortization of bond discount                     32,119            10,246
     Fair value of compensation related
        to vested options                             200,000           200,000

    Common Stock issued for services                   19,689            27,900
    (Increase) decrease in assets
          Accounts Receivable                           2,258            (1,178)
          Inventory                                       130               155
          Prepaid expenses                             (7,250)          (23,302)
    Increase (decrease) in liabilities
         Accounts payable & accrued expenses           41,091            41,291
         Accrued payroll taxes                          3,474             1,840
         Accrued interest                               8,912             7,685
         Accrued compensation                          42,543            54,312
                                                    ---------         ---------
   Net cash used by operating activities              (35,450)          (20,694)
                                                    ---------         ---------

CASH FLOWS FROM INVESTING ACTIVITIES

    Decrease in Subscriptions Receivables                   0            (5,500)
                                                    ---------         ---------

See accompanying notes to financial statements.

                                 GENELINK, INC.
                            STATEMENTS OF CASHFLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000
                                  (UNAUDITED)

                                                       2001            2000
                                                     --------         -------
CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds (repayments) from loans and
    notes payable                                     (12,730)         12,730
   Proceeds from Debentures issued                          0          45,000
   Proceeds relating to issuance
      of common stock (net)                            35,000          10,000
                                                     --------         -------
     Net cash provided by financing
      activities                                       22,270          67,730
                                                     --------         -------

NET INCREASE (DECREASE) IN CASH                       (13,180)         41,536

Cash, beginning of period                              13,804           5,976
                                                     --------         -------

Cash, end of period                                  $    624         $47,512
                                                     ========         =======

SUPPLEMENTAL DISCLOSURES

   Income taxes paid                                 $      0         $     0
                                                     ========         =======
   Interest paid                                     $      0         $     0
                                                     ========         =======

NON-CASH FINANCING TRANSACTIONS:

 Conversion of Accounts Payable to Stock             $ 30,000         $     0
                                                     --------         -------
 Stock issued related to Debenture financing         $      0         $28,050
                                                     --------         -------
 Accrued interest on Subscriptions Receivable        $ 12,729         $11,341
                                                     --------         -------

See accompanying notes to financial statements.

                                 GENELINK, INC.
                          NOTES TO FINANCIAL STATEMENTS
                             MARCH 31, 2001 AND 2000
                                   (UNAUDITED)


NOTE 1 - DESCRIPTION OF ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         GOING CONCERN

         The Company's financial statements are prepared using generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company's cash reserves have decreased since the Company's private placement from $800,000 to approximately $600 and sales have not increased enough to support operations. The Company incurred an operating loss of $379,422 and $340,895 for the three months ended March 31, 2001 and 2000, respectively. The Company reported a deficit of $4,215,240 and $3,107,824 as of March 31, 2001 and 2000, respectively. The Company has announced marketing plans to enhance sales and, therefore, management believes that they will be able to generate sufficient revenue and cash flow for the Company to continue as a going concern. Should the Company be unable to continue as a going concern, assets and liabilities would require restatement on a liquidation basis which would differ materially from the going concern business.

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

         BUSINESS DESCRIPTION

         The Company was founded in response to the information being generated in the field of human molecular genetics. Management believes future generation could benefit from the DNA store of knowledge. For this reason, the Company has created a DNA banking service that stores DNA before and after an individual dies. This genetic history can help families determine if they are at risk for certain inherited diseases. Humans have over 100,000 genes, and there are more than 4,500 diseases that are genetically based. This DNA can be used to establish

                                 GENELINK, INC.
                          NOTES TO FINANCIAL STATEMENTS
                             MARCH 31, 2001 AND 2000
                                   (UNAUDITED)


         whether or not the disease or disorder that caused death was genetic in origin. Scientists are discovering an increasing number of connections between genes and specific diseases. DNA, the hereditary material of life, is contained in all of the genes that make up who we are. If one of these genes is defective, it can cause disease. DNA banking shifts the emphasis from diagnosis and treatment, to prediction and prevention.

         Because of the success of the Human Genome Project, genetics will increasingly affect all aspects of our human lives. Inherited diseases will be identified, and with reference DNA from an afflicted family member, location of the genes that cause the inherited disease will help a family physician predict, and possibly prevent, the occurrence in future generations. Also, while some genetic tests are available today, many more will be available in the future, and with more accuracy. GeneLink's DNA Banking system is set up to assist in future genetic testing.

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

         The Company has developed a proprietary genetic indicator tests (GeneLink's Genesis I Program for Genetic Profiling of Oxidative Stress(TM), on which patents are pending), for the assessment of oxidative stress genes to be used to genetically predict an individual's risk for aging. The Company's patented DNA Collection Kit(R) will be used for the program, which can assist nutritional companies and medical, health and anti-aging practitioners to offer a more targeted and improved approach to wellness/nutritional therapies.

                                 GENELINK, INC.
                          NOTES TO FINANCIAL STATEMENTS
                             MARCH 31, 2001 AND 2000
                                   (UNAUDITED)


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

         REVENUE AND COST RECOGNITION

         Revenues are recorded when the kits are sold as opposed to when monies are received. The Company receives the entire non-refundable fee up front for the DNA kits and provides the DNA analysis testing at that time, then stores the specimen for 75 years. If the client requests the DNA specimen back at any time during the 75 year storage period, they will be entitled to receive the specimen upon payment of an additional retrieval fee but will not be entitled to any refund of the original storage fee. Direct costs related to sale of kits include purchase of kits, samples and delivery expense. The direct costs of kits are recognized at time

                                 GENELINK, INC.
                          NOTES TO FINANCIAL STATEMENTS
                             MARCH 31, 2001 AND 2000
                                   (UNAUDITED)


         of sale to the customers as opposed to the time of purchase by Genelink, Inc. from vendor. Kits purchased by Genelink, Inc. not yet sold remain in inventory.

         AMORTIZATION OF PATENTS

         Legal and professional fees in connection with the filing of patent and trademark applications have been capitalized and are amortized over fifteen years on a straight-line basis. The Company has filed for and has received patents in the United States on its method of DNA gathering, which patent application is pending in foreign countries. The Company has registered trademark for its name and logo and for the name "DNA Collection Kit". In March, 2001, the Company received a Notice of Allowance of Patent on its method of DNA gathering, and has received trademark protection for its name and logo and for the name "DNA Collection Kit".

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

                                 GENELINK, INC.
                          NOTES TO FINANCIAL STATEMENTS
                             MARCH 31, 2001 AND 2000
                                   (UNAUDITED)


         LONG LIVED ASSETS

         The Company reviews for the impairment of long-lived assets and certain identifiable intangibles whenever events or changes indicate that the carrying amount of an asset may not be recoverable. An impairment loss would be recognized when estimated future cash flows expected to result from the use of an asset and its eventual disposition are less than its carrying amount. The Company has not identified any such impairment losses during the first quarter of 2000 and 2001.

         PER SHARE DATA

         Effective November 12, 1998, the Company adopted SFAS No. 128, "Earnings Per Share." The provisions of SFAS No. 128 establish standards for computing and presenting earnings per share (EPS). This standard replaces the presentation of primary EPS with a presentation of basic EPS. Additionally, it requires dual presentation of basic and diluted EPS for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the diluted EPS computation. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Diluted EPS for the three months ended March 31, 2001 and 2000 excludes any effect from such securities as their inclusion would be antidilutive. Per share amounts for all periods presented have been restated to conform with the provisions of SFAS No. 128.

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

                                 GENELINK, INC.
                          NOTES TO FINANCIAL STATEMENTS
                             MARCH 31, 2001 AND 2000
                                   (UNAUDITED)


NOTE 2 - PROPERTY AND EQUIPMENT

         As of March 31, 2001 and 2000, property and equipment consisted of the following:

                                        2001          2000
                                      -------       -------
         Office Furniture             $ 1,154       $ 1,154
         Office Equipment              16,246        14,126
         Leasehold Improvements        50,000        50,000
                                      -------       -------
                                      $67,400       $65,280
                                      =======       =======

         Depreciation expense amounted to $952 and $1,198 for the three months ended March 31, 2001 and 2000, respectively.

NOTE 3 - LOANS PAYABLE - AFFILIATES

         The Company's unsecured long-term debt as of March 31, 2001 and 2000 consists of loans from various shareholders with no stated repayment terms.

                                        2001          2000
                                     -------       -------
         Total Obligations           $30,500       $43,236
         Less: Current Portion             0             0
                                     -------       -------
                                     $30,500       $43,236
                                     =======       =======

                                 GENELINK, INC.
                          NOTES TO FINANCIAL STATEMENTS
                             MARCH 31, 2001 AND 2000
                                   (UNAUDITED)


NOTE 4 - DEBENTURE-NOTES PAYABLE

         The Company entered into the following debenture notes payable with terms indicated below:

                                                                                            Shares of
                                                                                           Common Stock
                                                                                            Issued as
          Amount of                                              Interest     Due           Additional
          Debenture       Date Issued                              Rate      Date          Consideration
          ---------       -----------                            --------    ----          -------------
         $  50,000        April 30, 1999                          12%        3-14-00        50,000
         $  15,000        April 30, 1999                          12%        2-17-00        15,000
         $  10,000        July 29, 1999                           12%        6-01-00        10,000
         $ 100,000        August 6, 1999                          12%       *6-01-00       100,000
         $  10,000        August 8, 1999                          12%        6-01-00        10,000
         $  15,000        November 15, 1999                       12%       *3-31-00        15,000
         $  50,000        December 3, 1999                        12%        6-01-00        50,000
         $  25,000        March 24, 2000                          12%        6-30-00        25,000
         $  10,000        March 29, 2000                          12%       12-31-00        10,000
         $  15,000        June 15, 2000                           10%       12-15-00        25,000
         $  50,000        June 23, 2000                          8.5%       12-24-00        82,500
         $  20,000        August 28, 2000                          9%       12-28-00        25,000
         $  50,000        September 6, 2000                        9%        1-06-01        62,500
         $  10,000        September 6, 2000                        9%        1-06-01        12,500
         $  10,000        September 6, 2000                        9%        1-06-01        12,500
         $  25,000        September 6, 2000                        9%        1-06-01        31,250
         $  25,000        September 19, 2000                       9%        1-19-01        31,250
         $  20,000        September 20, 2000                       9%        1-20-01        25,000
         $  25,000        September 26, 2000                       9%        1-26-01        31,250
         $  25,000        December 6, 2000                         9%        4-06-01        31,250
         $  20,000        December 20, 2000                        9%        4-20-01        25,000
         $  20,000        December 21, 2000                        9%        4-21-01        25,000
         ---------
         $ 600,000        Total-debentures issued.
          (115,000)       *Less amounts converted to stock.
         ---------

         $ 485,000
         =========

                                 GENELINK, INC.
                          NOTES TO FINANCIAL STATEMENTS
                             MARCH 31, 2001 AND 2000
                                   (UNAUDITED)


NOTE 4 - DEBENTURE-NOTES PAYABLE

         Accrued interest payable on the debenture notes as of March 31, 2001 and 2000 was $32,694 and $13,714, respectively.

         In connection with the Company issuing the debenture notes payable, additional shares of common stock were issued in amounts equal to the principal amount of the debenture. The fair market value of the amortizable debenture discounts was recorded net with the debenture notes payable and will be amortized over the life of the debenture.

         The Company's Amortizable Debenture Discounts were as follows:


                                                            2001            2000
                                                         ---------       ---------
         Original Amortizable Debenture Discount         $ 246,448       $ 106,207
         Less Cumulative Amortization/Interest Exp         242,324          86,390
                                                         ---------       ---------
         Net Amortizable Debenture Discounts             $   4,124       $  19,817
                                                         =========       =========

         The Company's Net Debenture Notes Payable were as follows:

         Original Debentures issued                      $ 600,000       $ 280,000
         Less Amounts converted to stock                  (115,000)              0
         Net Amortizable Debenture Discounts                (4,124)        (19,817)
                                                         ---------       ---------
         Net Debenture Notes Payable                     $ 480,876       $ 260,183
                                                         =========       =========


NOTE 5 - OPERATING LEASES

         The Corporation has various noncancellable operating leases with terms of 24 to 36 months. The following is a schedule of future minimum rentals under the leases as of March 31, 2001 and 2000.

                                  2001         2000
                                 ------       ------
                      2000       $   --       $3,475
                      2001          764          764
                                 ------       ------
                                 $  764       $4,239
                                 ======       ======

                                 GENELINK, INC.
                          NOTES TO FINANCIAL STATEMENTS
                             MARCH 31, 2001 AND 2000
                                   (UNAUDITED)

NOTE 6 - INCOME TAXES

         At March 31, 2001, the Company had significant federal and state tax net operating loss carryforwards of approximately $4,500,000. The difference between the operating loss carryforwards on a tax basis and a book basis is due principally to differences in depreciation, amortization, and development costs. The federal carryforwards will begin to expire in 2009 and the state carryforwards will begin to expire in 2005. The Company had a net deferred tax asset of $1,025,000 at March 31, 2001 primarily from net operating loss carryforwards. A valuation allowance was recorded to reduce the net deferred tax asset to zero.

NOTE 7 - SHAREHOLDERS' EQUITY TRANSACTIONS

         The Company's shareholder equity consists of the following:

         A. COMMON STOCK

         During the three months ended March 31, 2001 the Company issued 70,000 shares of common stock and 70,000 warrants to purchase common stock for cash consideration of $35,000.

         The Company issued 160,000 and 110,000 common shares of stock for consulting services valued at $19,689 and $27,900 for the three months ended March 31, 2001 and 2000, respectively.

         The Company issued 45,000 shares of common stock as additional consideration for Debenture Notes Payable valued at $13,050 during the three months ended March 31, 2000.

         B. SUBSCRIPTION RECEIVABLE-OFFICERS

         Since its inception and until the execution of an employment agreement in early 1998, the Company advanced funds periodically to an officer of the Company. Subscription Receivable-Officers represents loans and accrued interest of $831,033 and $711,788 at March 31, 2001 and 2000, respectively. The loans accrue interest using the average applicable one-month Federal Rates (AFRs).

                                 GENELINK, INC.
                          NOTES TO FINANCIAL STATEMENTS
                             MARCH 31, 2001 AND 2000
                                   (UNAUDITED)


         The officer has executed a note payable to the Company to evidence his obligation on account of his loans. Under the terms of his obligation, in repayment thereof, the officer will have the right, at any time on or before December 31, 2003, to transfer to the Company, at the then fair market value, shares of the Company's common stock. Any transfer not in full satisfaction of the obligation will first be applied to accrued interest and then to principal. No payments of interest or principal shall be due on account of the loans prior to December 31, 2003. Fair market value of the Company's shares shall be equal to the average between the bid and asked price in the market in which it is publicly traded on the last date on which such trades occurred prior to the transfer of shares from the officer to the Company.

         The Company recorded these subscription receivables as a contra-equity account in the Company's balance sheet in accordance with Staff Accounting Bulletin Topic 4G, with related interest income on these notes also being recorded in the Company's equity section.

         C. TREASURY STOCK

         On March 17, 1999, the Company received 150,000 shares which were previously issued to consultants. These shares were recorded as treasury stock at the then fair market value of $135,000.

         Simultaneously on March 17, 1999 the Company assigned 75,000 of the aforementioned shares to an investment advisor to promote the Company stock and obtain additional funding. The Company valued the shares at the then fair market value of $67,500.

         D. STOCK OPTIONS AND WARRANTS

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

                                 GENELINK, INC.
                          NOTES TO FINANCIAL STATEMENTS
                             MARCH 31, 2001 AND 2000
                                   (UNAUDITED)


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

              200,000 shares each January 1, beginning January 1, 1999, 2000, 2001 and 2002.

         Pursuant to APB No. 25 compensation has been recognized based upon the difference of the fair value of the Company's stock at grant date and the officers exercise price as follows:

                                Fair Market
                  Number of      Value of
         Grant     Options      Options of       Exercise       Additional
         Date      Granted     Date of Grant       Price       Compensation

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

                                 GENELINK, INC.
                          NOTES TO FINANCIAL STATEMENTS
                             MARCH 31, 2001 AND 2000
                                   (UNAUDITED)


         During 1999, the Company granted options to various consultants to purchase the Company's common stock at $.75 to $1.50 per share. These options expire in 2003 and 2004. Pursuant to FAS 123, consulting expense of $173,044 was recorded based on the fair value of the options granted.

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

         During the second quarter ended June 30, 2000, the Company issued options to acquire 10,000 shares of common stock at $1.00 per share. These options vest 5,000 annually on April 17, 2000 and April 17, 2001. These options were issued in consideration for marketing services to be rendered over the next two years. Pursuant to FAS 123, consulting expense of $11,326 was recorded based on the fair value of the options granted.

         During the quarter ended March 31, 2001, the Company issued warrants to acquire 550,000 shares of common stock at $.44 per share pursuant to a consulting agreement. These warrants vest 275,000 on January 17, 2001, and 275,000 on January 17, 2002. Pursuant to FAS 123, consulting expense of $52,250 was recorded based on the fair value of the options granted. This was charged against additional paid in capital as a fund raising expenditure.

         On January 30, 2001, options granted during 1999 to acquire 100,000 shares of common stock at $1.50 per share were cancelled. The Company issued replacement warrants to acquire 250,000 shares at $.33 per share.

                                 GENELINK, INC.
                          NOTES TO FINANCIAL STATEMENTS
                             MARCH 31, 2001 AND 2000
                                   (UNAUDITED)


         On January 23, 2001, the Company issued incentive stock options to two officers to acquire 1,500,000 shares of common stock at $.40 per share. These warrants expire on January 23, 2006 and vest 500,000 on January 23,2001, 500,000 on January 23, 2002, 350,000 on January 23, 2003, and
         150,000 on January 23, 2004.

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

         The following schedule summarizes the vested stock options and stock warrants activity and status as of March 31, 2001 and 2000 and for the three months ended March 31, 2001 and 2000.

                                                   2001               2000
                                                ----------         ----------
         Granted                                 7,614,375          4,434,375
                                                ==========         ==========
         Vested options outstanding at
            beginning of the period              2,018,195          1,428,195

         Options vested during period            1,895,000            825,000

         Vested options exercised during
         period                                          0           (100,000)

         Cancelled                                (100,000)           (20,000)
                                                ----------         ----------

         Vested options outstanding at
            end of period                        3,813,195          2,133,195
                                                ==========         ==========

                                 GENELINK, INC.
                          NOTES TO FINANCIAL STATEMENTS
                             MARCH 31, 2001 AND 2000
                                   (UNAUDITED)


         A summary of outstanding options/warrants along with their exercise price and dates as of March 31, 2001 are as follows:

             EXERCISE    OPTIONS/WARRANTS      OUTSTANDING       EXPIRATION
              PRICE          GRANTED         OPTIONS/WARRANTS       DATE
              -----          -------         ----------------    ----------
              $0.10         2,200,000             478,820         12/31/03
              $0.20           800,000             500,000         12/31/05
              $0.33           250,000             250,000         12/31/03
              $0.40         1,500,000             500,000         01/23/06
              $0.44           550,000             275,000         01/17/04
              $0.75            45,000              45,000         12/31/04
              $1.00            70,000              70,000         03/20/06
              $1.00         2,010,000           1,605,000         12/31/03
              $1.50           189,375              89,375         12/31/03
                            ---------           ---------
                            7,614,375           3,813,195
                            =========           =========

         Had compensation cost of Genelink, Inc.'s incentive stock options issued to officers been determined based on the fair value of options at the dates of award under the fair value method of SFAS 123, the Company's net loss and net loss per common share would have been reduced to the proforma amounts indicated below.

                  Net Loss:
                           As reported                    $(379,422)
                           Proforma                        (484,422)

                  Net Loss per common share:
                           As reported                    $    (.03)
                           Proforma                            (.04)

         Significant assumptions used to calculate the fair value of options issued for consulting services are as follows:

            Risk free interest rate of return                7%
            Expected option life                             4-5.5 yrs.
            Expected dividends                               $-0-
            Expected volatility                              50%

                                 GENELINK, INC.
                          NOTES TO FINANCIAL STATEMENTS
                             MARCH 31, 2001 AND 2000
                                   (UNAUDITED)


         E. PRIVATE PLACEMENT OFFERING

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


         PERIOD ENDED MARCH 31                            2001             2000
         ---------------------                    ------------     ------------
         Net loss                                 $   (379,422)    $   (340,895)
         Weighted average number of shares
             of common stock and common stock
             equivalents outstanding:
         Weighted average number of common
             shares outstanding for computing
             basic earnings per share               12,982,151       10,745,727
          Dilute effect of warrants and stock
             options after application of the
             treasury stock method                           *                *
                                                  ------------     ------------
         Weighted average number of common
             shares outstanding for computing
             diluted earnings per share             12,982,151       10,745,727
                                                  ============     ============
         Net loss per share-basic & diluted       $       (.03)    $       (.03)
                                                  ============     ============

                                 GENELINK, INC.
                          NOTES TO FINANCIAL STATEMENTS
                             MARCH 31, 2001 AND 2000
                                   (UNAUDITED)


         *The following common stock equivalents are excluded from earnings per share calculation as their effect would have been antidilutive:

         PERIOD ENDED MARCH 31                         2001              2000
         ---------------------                         ----              ----
         Warrants and stock options               3,813,195          2,133,195
                                                  =========          =========

NOTE 9 - ADVERTISING

         The Company expenses the production costs of advertising the first time the advertising takes place. Advertising expense was $9,609 and $3,955 for the three months ended March 31, 2001 and 2000, respectively.

NOTE 10- RENT

         The Company leases its primary executive offices located in Margate, New Jersey at no cost from its officers. Rent expense for the three months ended March 31, 2001 and 2000 was $0.

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

         A portion of the Company's operations are conducted by Kelly/Waldron & Company in East Brunswick, New Jersey, which owns 289,333 Shares of the Company. Kelly/Waldron, which provides various services to members of the pharmaceutical industry, acts as the Company's back office, receiving orders and inquiries, processing data and preparing reports for the Company. Because of the Company's limited operations and the limited availability of funds, the Company's agreement with Kelly/Waldron does not require it to make any payments to Kelly/Waldron for its services. As its business increases, the

                                 GENELINK, INC.
                          NOTES TO FINANCIAL STATEMENTS
                             MARCH 31, 2001 AND 2000
                                   (UNAUDITED)


         Company expects to commence payment of a management fee to Kelly/ Waldron on terms to be agreed upon between the parties. As of March 31, 2000 the Company owed Kelly/Waldron $20,166. The agreement expired during 2000 and no balance was due to Kelly/Waldron and the Company as of March 31, 2001.

         CONSULTING

         The Company is dependent, to a large degree, on the services of John DePhillipo, its Chairman and Chief Executive Officer and the Company has entered into a five (5) year employment agreement dated February 24, 1998, with an initial annual base compensation of $137,500 in 1999, $151,250 in 2000, and $166,375 in 2001.

         The Company has entered into a consulting agreement with Dr. Ricciardi (shareholder and officer) dated February 24, 1998, which provides for initial compensation of $30,000 in 1998, $60,000 in 1999, $66,000 in
         2000, and $72,600 in 2001. The initial term of the Agreement is five
         (5) years.

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

         Operating results for the three-month period ended March 31, 2001 are not necessarily indicative of the results that may be expected for the full fiscal year.

LIQUIDITY AND CAPITAL RESOURCES

         For the three-month period ended March 31, 2001, the Company's primary liquidity requirements have been the implementation and funding of its sales and marketing efforts, the payment of compensation to officers and other employees and the payment of accounts payable. In the first three months of 2001 the Company has raised $35,000, primarily through the issuance of common stock.

         Cash and cash equivalents at March 31, 2001 amounted to $624 as compared to $47,512 at March 31, 2000, a decrease of $46,888. During the first three months of 2001, the Company's operating activities utilized $35,450, as compared to $20,694 for the first three months of 2000, an increase of $14,756. Cash utilized during these periods resulted from Company's net losses for such periods.

         Investing activities utilized $0 for the three months ended March 31, 2001 as compared to utilizing $5,550 for the three months ended March 31, 2000. Financing activities provided $22,270 for the three month period ended March 31, 2001 as compared to $67,730 for the three months ended March 31, 2000. Financing activities in the three months ended March 31, 2001 primarily resulted from the issuance of Common Stock, as the Company required additional funds for working capital purposes.

         The Company will require approximately $2,000,000 to implement its sales and marketing strategy in 2001 and to fund its research and development efforts. The Company has developed a proprietary genetic test (the Program for Genetic Profiling of Oxidative Stress(TM), for which patents are pending) that provides a means of predicting an individual's genetic capacity to combat oxidative stress. The Company's patented DNA Collection Kit(R) will be used for the program, which can assist nutritional companies and medical, health and anti-aging practitioners to offer a more targeted and improved approach to wellness/nutritional therapies. The Company intends to raise funds through a private placement of securities. Unless the Company can increase its revenues and increase its stock price, it is unlikely that the Company will be able to secure such financing. If the Company is not able to secure such additional required capital, it will continue to realize negative cash flow and losses and it is unlikely that it will be able to continue operations.

RESULTS OF OPERATIONS

The following table sets forth certain operating information regarding the
Company:

                                    THREE MONTH       THREE MONTH
                                    PERIOD ENDED      PERIOD ENDED
                                   MARCH 31, 2001    MARCH 31, 2000
                                     (UNAUDITED)       (UNAUDITED)
                                     -----------       -----------
Revenues                              $   5,794         $   9,463

Cost of Goods Sold                    $     609         $     853

Net Earnings (Loss)                   $(379,422)        $(340,895)

Net Earnings (Loss) Per Share         $    (.03)        $    (.03)

         The following summary table presents comparative cash flows of the Company for the three months ended March 31, 2001 and 2000.

                                     THREE MONTH        THREE MONTH
                                     PERIOD ENDED       PERIOD ENDED
                                    MARCH 31, 2001     MARCH 31, 2000
                                      (UNAUDITED)        (UNAUDITED)
                                      -----------        -----------
Net cash used in operating
activities                             $ 35,450           $ 20,694
Net cash provided (used) by
investing activities                   $      0           $ (5,500)

Net cash provided (used) by
financing activities                   $ 22,270           $ 67,730

         The Company had cash balances totaling $624 at March 31, 2001 and $47,512 at March 31, 2000.

COMPARISON OF THREE MONTHS ENDED MARCH 31, 2001 TO THREE MONTHS ENDED MARCH 31, 2000

FINANCIAL CONDITION

         Assets of the Company decreased from $150,752 at March 31, 2000 to $117,542 at March 31, 2001, a decrease of $33,210. This decrease was primarily due to a decrease in cash from $47,512 at March 31, 2000 to $624 at March 31, 2001, as partially offset by an increase in prepaid expenses from $36,080 at March 31, 2000 to $54,322 at March 31, 2001.

         Liabilities increased from $655,120 at March 31, 2000 to $910,453 at March 31, 2001, an increase of $255,333. This increase was primarily due to an increase in notes payable from $260,183 at March 30, 2000 to $480,876 at March 31, 2001, as the Company issued additional notes in 2000 to fund its working capital requirements.

CURRENT YEAR PERFORMANCE AND EARNINGS OUTLOOK

         Revenues. Total revenues for the three months ended March 31, 2001 were $5,794 as compared to $9,463 for the three months ended March 31, 2000, a decrease of $3,669.

         Expenses. Total expenses for the three months ended March 31, 2001 were $398,738 as compared to $349,589 for the three months ended March 31, 2000, an increase of $49,149, primarily resulting from an increase in professional fees from $25,851 for the three months ended March 31, 2000 to $49,651 for the three months ended March 31, 2001 and an increase in selling, general and administrative expenses from $279,734 for the three months ended March 31, 2000 to $307,339 for the three months ended March 31, 2001.

         Losses. The Company incurred a loss of $379,422 for the three months ended March 31, 2001 as compared to a loss of $340,895 for the three months ended March 31, 2000, an increase of $38,527. This increase in the amount of losses incurred is primarily due to the $49,149 increase in expenses incurred by the Company for the three months ended March 31, 2001 as compared to the three months ended March 31, 2000.

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

         (a)      Reports on Form 8-K.

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

                                 GENELINK, INC.
                                 --------------
                                  (Registrant)






Date: May 14, 2001                       By:     /s/ John R. DePhillipo
                                             -----------------------------------
                                             John R. DePhillipo, Chief Executive
                                                  Officer and President