Form 10QSB
period 2001-06-30
GENELINK INC
filed 2001-08-13
CIK 941020

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                    QUARTERLY REPORT FOR THE QUARTERLY PERIOD
                               ENDED JUNE 30, 2001

                           COMMISSION FILE NO. 0-28077

                                 GENELINK, INC.
                 ----------------------------------------------
                 (Name of Small Business Issuer in its charter)

     PENNSYLVANIA                                       23-2795613
     ------------                                      -------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)


  100 S. Thurlow Street
   Margate, New Jersey                                   08402
 ------------------------------                        ----------
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

     Number of Shares of Common Stock
     Outstanding on August 7, 2000                        15,177,845

         Transitional Small Business Disclosure Format    Yes ___  No X

                                 GENELINK, INC.

PART I.    FINANCIAL INFORMATION

ITEM 1.    Financial Statements.

           Balance Sheets at June 30, 2001 (unaudited) and December 31, 2000

           Statements of Income for the three months and six months ended June 30, 2001 and 2000 (unaudited)

           Statements of Cash Flows for the six months ended June 30, 2001 and 2000 (unaudited)

           Notes to Financial Statements (unaudited)

                                 GENELINK, INC.
                                 BALANCE SHEETS

                                     ASSETS

                                               (UNAUDITED)
                                                JUNE 30,           DECEMBER 31,
                                                 2001                 2000
                                               ---------           ---------
   CURRENT ASSETS
      Cash                                     $   4,116           $  13,804
      Accounts Receivable                          2,298               2,324
      Inventory                                   10,169              10,358
      Prepaid Expenses                            42,108              47,072
                                               ---------           ---------
   TOTAL CURRENT ASSETS                           58,691              73,558
                                               ---------           ---------
   FIXED ASSETS
      Office Furniture                             1,154               1,154
      Office Equipment                            16,246              16,246
      Leasehold Improvements                      50,000              50,000
                                               ---------           ---------
                                                  67,400              67,400
      Less:  Accumulated Depreciation            (18,926)            (17,022)
                                               ---------           ---------
   TOTAL FIXED ASSETS                             48,474              50,378
                                               ---------           ---------
   OTHER ASSETS
      Deposits                                       728                 840
      Patent                                       3,229               3,229
                                               ---------           ---------
                                                   3,957               4,069
      Less:  Accumulated Amortization             (1,247)             (1,139)
                                               ---------           ---------
   TOTAL OTHER ASSETS                              2,710               2,930
                                               ---------           ---------
   TOTAL ASSETS                                $ 109,875           $ 126,866
                                               =========           =========

                 See accompanying notes to financial statements.

                                 GENELINK, INC.
                                 BALANCE SHEETS
                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)


                                                    (UNAUDITED)
                                                      JUNE 30,           DECEMBER 31,
                                                        2001                2000
                                                   -----------           -----------
CURRENT LIABILITIES
      Accounts Payable & Accrued Expenses          $   131,993           $   131,997
      Accrued Payroll Taxes                             14,349                 4,960
      Accrued Interest Payable                             812                23,782
      Notes Payable - Current Portion                   15,000               448,757
                                                   -----------           -----------
TOTAL CURRENT LIABILITIES                              162,154               609,496
                                                   -----------           -----------
LONG-TERM LIABILITIES
      Accrued Compensation                             272,605               172,318
      Loans Payable Affiliates -
              Net of current portion                    48,000                43,230
                                                   -----------           -----------
TOTAL LONG-TERM LIABILITIES                            320,605               215,548
                                                   -----------           -----------
STOCKHOLDERS' EQUITY (DEFICIT)
      Common Stock, $.01 par value,
        75,000,000 shares authorized
        14,815,692 and 12,917,262 shares
        issued, 14,719,512 and 12,821,082
        outstanding as of June 30, 2001
      and December 31, 2000, respectively              148,157               129,172
      Treasury Stock, 96,180 shares                   (109,860)             (109,860)
      Additional Paid-in Capital                     4,973,614             4,336,631
      Stock Subscriptions Receivable                  (843,960)             (818,304)
      Stock Warrants                                    22,100                     0
      Deferred Compensation                           (200,000)             (400,000)
      Accumulated Deficit                           (4,362,935)           (3,835,817)
                                                   -----------           -----------
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                  (372,884)             (698,178)
                                                   -----------           -----------
TOTAL LIABILITIES AND
     STOCKHOLDERS' EQUITY (DEFICIT)                $   109,875           $   126,866
                                                   ===========           ===========

                 See accompanying notes to financial statements.

                                 GENELINK, INC.
                             STATEMENT OF OPERATIONS
                                   (UNAUDITED)

                                                   For The            For The            For The           For The
                                                 Three Months      Three Months        Six Months        Six Months
                                                    Ended              Ended              Ended             Ended
                                                June 30, 2001      June 30, 2000     June 30, 2001      June 30, 2000
                                                -------------      -------------     -------------      -------------
REVENUE                                         $      5,668       $      4,073       $     11,462       $     13,536
COST OF GOODS SOLD                                       615                641              1,224              1,494
                                                ------------       ------------       ------------       ------------
GROSS PROFIT                                           5,053              3,432             10,238             12,042
                                                ------------       ------------       ------------       ------------

EXPENSES
SELLING, GENERAL AND ADMINISTRATIVE                   86,051             72,513            393,390            352,247
CONSULTING                                            32,221             44,550             51,192             65,420
PROFESSIONAL FEES                                     12,936             31,136             62,587             56,987
ADVERTISING AND PROMOTION                             15,671             13,740             25,280             17,695
AMORTIZATION AND DEPRECIATION                          1,006              1,431              2,013              2,683
                                                ------------       ------------       ------------       ------------
                                                     147,885            163,370            534,462            495,032
                                                ------------       ------------       ------------       ------------

INTEREST EXPENSE                                       4,884             28,631             17,047             46,558
                                                ------------       ------------       ------------       ------------
INTEREST INCOME                                           22                180                144                264
                                                ------------       ------------       ------------       ------------
NET LOSS BEFORE EXTRAORDINARY ITEM                  (147,694)          (188,389)          (541,127)          (529,284)
EXTRAORDINARY ITEM - FORGIVENESS OF DEBT                   0                  0             14,010                  0
                                                ------------       ------------       ------------       ------------
NET LOSS                                            (147,694)          (188,389)          (527,117)          (529,284)
                                                ============       ============       ============       ============
NET LOSS PER SHARE BASIC AND DILUTED            $      (0.01)      $      (0.02)      $      (0.04)    $        (0.05)
                                                ============       ============       ============       ============
Weighted average common shares and diluted
  potential common shares                         14,127,250         11,585,176         13,554,700         11,165,453
                                                ============       ============       ============       ============

                 See accompanying notes to financial statements.

                                 GENELINK, INC.
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                FOR THE         FOR THE
                                                               SIX MONTHS     SIX MONTHS
                                                                 ENDED          ENDED
                                                              JUNE 30, 2001   JUNE 30, 2000
                                                              -------------   -------------
CASH FLOWS FROM OPERATING ACTIVITIES
    Net Loss                                                   $(527,117)      $(529,284)
    Adjustments to reconcile net loss
     to net cash used by operating activities
    Depreciation and Amortization                                  2,012           2,683
    Amortization of bond discount                                 36,243          38,876
    Fair value of compensation related to vested options         200,000         200,000
    Common Stock issued for services                              23,589          55,950
    Fair value of options granted for consulting services          7,710               0
    Accrued interest on Subordinated
      Debt converted to common stock                                   0             676
    (Increase) decrease in assets
        Accounts receivable                                           26           1,007
        Inventory                                                    189             260
        Prepaid expenses                                           4,964         (22,804)
        Deposits                                                     112             800
Increase (decrease) in liabilities
        Accounts payable & accrued expenses                       29,996          56,207
        Accrued payroll taxes                                      9,389           6,651
        Accrued interest                                          13,142           6,778
        Accrued compensation                                     100,287         102,625
                                                               ---------       ---------
    Net cash used by operating activities                        (99,458)        (79,575)
                                                               ---------       ---------
CASH FLOWS FROM INVESTING ACTIVITIES
   Purchase of property and equipment                                  0          (3,455)
   Decrease in Subscriptions Receivables                               0         (16,469)
                                                               ---------       ---------
     Net cash used by investing activities                             0         (19,924)
                                                               ---------       ---------

                 See accompanying notes to financial statements.

                                 GENELINK, INC.
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                          FOR THE          FOR THE
                                                         SIX MONTHS       SIX MONTHS
                                                           ENDED            ENDED
                                                        JUNE 30, 2001    JUNE 30, 2000
                                                        -------------    -------------
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from loans and notes payable                        4,770         12,730
Proceeds from Debentures Issued                                  0        110,000
Proceeds relating to issuance of common stock (net)         85,000         10,000
                                                         ---------       --------
Net cash provided by financing activities                   89,770        132,730
                                                         ---------       --------
NET INCREASE (DECREASE) IN CASH                             (9,688)        33,231

Cash, beginning of period                                   13,804          5,976
                                                         ---------       --------
Cash, end of period                                      $   4,116       $ 39,207
                                                         =========       ========

SUPPLEMENTAL DISCLOSURES

Income taxes paid                                        $       0       $      0
                                                         =========       ========
Interest paid                                            $       0       $      0
                                                         =========       ========
NON-CASH FINANCING TRANSACTIONS:
Conversion of Debt and accrued
  interest to Stock                                      $ 506,112       $107,008
                                                         ---------       --------
Accrued interest on Subscriptions
  Receivable                                             $  26,656       $ 22,537
                                                         ---------       --------
Decrease in accrued compensation
  payable - cashless exercise of options                 $       0       $ 60,000
                                                         ---------       --------
Conversion of Accounts Payable to Stock                  $  30,000       $      0
                                                         ---------       --------
Stock issued related to debenture
  financing                                              $       0       $ 66,175
                                                         =========       ========


                 See accompanying notes to financial statements.

                                 GENELINK, INC.
                          NOTES TO FINANCIAL STATEMENT
                                   (UNAUDITED)

NOTE 1 - DESCRIPTION OF ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

                GOING CONCERN

                The Company's financial statements are prepared using generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company's cash reserves have decreased since the Company's private placement from $800,000 to approximately $4,100 and sales have not increased enough to support operations. The Company incurred an operating loss of $527,117 and $529,284 for the six months ended June 30, 2001 and 2000, respectively. The Company reported a deficit of $4,362,935 and $3,835,817 as of June 30, 2001 and
                December 31, 2000, respectively. The Company has announced marketing plans to enhance sales and, therefore, management believes that they will be able to generate sufficient revenue and cash flow for the Company to continue as a going concern. Should the Company be unable to continue as a going concern, assets and liabilities would require restatement on a liquidation basis which would differ materially from the going concern business.

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

                BUSINESS DESCRIPTION

                The Company was founded in response to the information being generated in the field of human molecular genetics. Management believes that future generations could benefit from the DNA store of knowledge. For this reason, the Company has created a DNA banking service that stores DNA before and after an individual dies. This genetic history can help families determine if they are at risk for certain inherited diseases. Humans have over 100,000 genes, and there are more than 4,500 diseases that are genetically based.

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

                                 GENELINK, INC.
                          NOTES TO FINANCIAL STATEMENT
                                   (UNAUDITED)



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

                The Company has developed three proprietary genetic indicator tests (Genelink's Genesis I Program(TM)) and has filed three patent applications: (1) Assessment of Oxidative Stress (OS) Genes that can contribute to disease and aging; (2) Assessment of Oxidative Stress (OS) Genes to be used to genetically predict an individual's risk for skin aging; and (3) a SNPs based method to detect susceptibility to obesity. Specifically, these genetics based tests (on which patents are pending) are designed to measure single-nucleotide polymorphisms, or SNP's, which are small variations in DNA. The Company's patented DNA Collection Kit(R) will be used for the Program, which can assist nutritional companies and medical, health and anti-aging practitioners to offer a "more targeted" and improved approach to wellness/nutritional therapies.

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

                                 GENELINK, INC.
                          NOTES TO FINANCIAL STATEMENT
                                   (UNAUDITED)

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

                REVENUE AND COST RECOGNITION

                Revenues are recorded when the kits are sold as opposed to when monies are received. The Company receives the entire non-refundable fee up front for the DNA kits and provides the DNA analysis testing at that time, then stores the specimen up to 75 years. If the client requests the DNA specimen back at any time during the storage period, they will be entitled to receive the specimen upon payment of an additional retrieval fee but will not be entitled to any refund of the original storage fee. Direct costs related to sale of kits include purchase of kits, samples and delivery expense. The direct costs of kits are recognized at the time of sale to the customers as opposed to the time of purchase by Genelink, Inc. from vendor. Kits purchased by Genelink, Inc. not yet sold remain in inventory.

                AMORTIZATION OF PATENTS

                Legal and professional fees in connection with the filing of patent and trademark applications have been capitalized and are amortized over fifteen years, on a straight-line basis. The Company has filed for and has patents pending in the United States and foreign countries on its method of DNA gathering, which patent application is pending in foreign countries. The Company has registered trademark for its name and logo and for the name "DNA Collection Kit". In March, 2001, the Company reached a Notice of Allowance of Patent on its method of DNA gathering, and has received trademark protection for its name and logo and for the name "DNA Collection Kit".

                                 GENELINK, INC.
                          NOTES TO FINANCIAL STATEMENT
                                   (UNAUDITED)


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

                LONG LIVED ASSETS

                The Company reviews for the impairment of long-lived assets and certain identifiable intangibles whenever events or changes indicate that the carrying amount of an asset may not be recoverable. An impairment loss would be recognized when estimated future cash flows expected to result from the use of an asset and its eventual disposition are less than its carrying amount. The Company has not identified any such impairment losses during the six months ended June 30, 2001 and 2000.

                RECLASSIFICATIONS

                Certain balances not affecting net income have been reclassified to conform to the current year presentation.

                PER SHARE DATA

                Effective November 12, 1998, the Company adopted SFAS No. 128, Earnings Per Share. The provisions of SFAS No. 128 establish standards for computing and presenting earnings per share (EPS). This standard replaces the presentation of primary EPS with a presentation of basic EPS. Additionally, it requires dual presentation of basic and diluted EPS for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the diluted EPS computation. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Diluted EPS for 2001 and 2000 excludes any

                                 GENELINK, INC.
                          NOTES TO FINANCIAL STATEMENT
                                   (UNAUDITED)


                effect from such securities as their inclusion would be antidilutive. Per share amounts for all periods presented have been restated to conform with the provisions of SFAS No. 128.

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

                Entities electing to remain with the accounting in APB 25 must make pro forma disclosures of net income (loss) and, if presented, earnings (loss) per share, as if the fair value based method accounting defined in SFAS 123 had been adopted. The Company has elected to account for its stock-based compensation plans under APB 25.

NOTE 2 -        PROPERTY AND EQUIPMENT

                Property and equipment consists of the following:

                                                               JUNE 30,        DECEMBER 31,
                                                                2001              2000
                                                                ----              ----
                 Office Furniture                               1,154            $ 1,154
                 Office Equipment                              16,246             16,246
                 Leasehold Improvements                        50,000             50,000
                                                              -------            -------
                                                              $67,400            $67,400
                                                              =======            =======


                Depreciation expense amounted to $1,905 and $2,575 for the six months ended June 30, 2001 and 2000, respectively.

                                 GENELINK, INC.
                          NOTES TO FINANCIAL STATEMENT
                                   (UNAUDITED)

NOTE 3 -        LOANS PAYABLE-AFFILIATES

                The Company's unsecured long-term debt consists of loans from various shareholders with no stated repayment terms.

                                                  JUNE 30,          DECEMBER 31,
                                                    2001               2000
                                                    ----               ----
                 Total Obligations                $48,000            $43,230
                 Less: Current Portion                  0                  0
                                                  ------             -------
                                                  $48,000            $43,230
                                                  =======            =======

NOTE 4 -        DEBENTURE-NOTES PAYABLE

                The Company entered into the following debenture notes payable with terms indicated below:

                                                                                               Shares of Common
                                                                                               Stock Issued as
Amount of                                          Interest             Due                        Additional
Debenture         Date Issued                       Rate                Date                    Consideration
---------         -----------                       ----                ----                    -------------
$  50,000         April 30, 1999                     12%               03-31-00                     50,000
$  15,000         April 30, 1999                     12%               03-31-00                     15,000
$  10,000         July 29, 1999                      12%               06-01-00                     10,000
$ 100,000         August 6, 1999                     12%               06-01-00*                   100,000
$  10,000         August 8, 1999                     12%               06-01-00                     10,000
$  15,000         November 15, 1999                  12%               03-31-00*                    15,000
$  50,000         December 3, 1999                   12%               06-01-00                     50,000
$  25,000         March 24, 2000                     12%               06-30-00                     25,000
$  10,000         March 29, 2000                     12%               06-30-00                     20,000
$  15,000         June 15, 2000                      10%               12-15-00                     25,000
$  50,000         June 23, 2000                      8.5%              12-24-00                     82,500
$  20,000         August 28, 2000                     9%               12-28-00                     25,000
$  50,000         September 6, 2000                   9%               01-06-01                     62,500
$  10,000         September 6, 2000                   9%               01-06-01                     12,500
$  10,000         September 6, 2000                   9%               01-06-01                     12,500
$  25,000         September 6, 2000                   9%               01-06-01                     31,250
$  25,000         September 19, 2000                  9%               01-19-01                     31,250
$  20,000         September 20, 2000                  9%               01-20-01                     25,000
$  25,000         September 26, 2000                  9%               01-26-01                     31,250
$  25,000         December 6, 2000                    9%               04-06-01                     31,250
$  20,000         December 20, 2000                   9%               04-20-01                     25,000
$  20,000         December 21, 2000                   9%               04-21-01                     25,000
---------

$ 600,000                                             Total debentures issued.
 (585,000)                                            *Less amounts converted to stock.
---------
$  15,000
=========

                                 GENELINK, INC.
                          NOTES TO FINANCIAL STATEMENT
                                   (UNAUDITED)

                Accrued interest payable on the debenture notes as of June 30, 2001 and December 31, 2000 was $ 812 and $ 23,782, respectively.

                In connection with the Company issuing the debenture notes payable, additional shares of common stock were issued in amounts equal to the principal amount of the debenture. The fair market value of the amortizable debenture discounts was recorded net with the debenture notes payable and will be amortized over the life of the debenture.

                The Company's Amortizable Debenture Discounts were as follows:

                                                                          JUNE 30,           DECEMBER 31,
                                                                            2001                2000
                                                                            ----                ----
                 Original Amortizable Debenture Discount                 $246,448            $ 246,448
                 Less:  Cumulative Amortization/Interest Exp.             246,448             (210,206)
                                                                         --------            ---------
                 Net Amortizable Debenture Discounts                     $      0            $  36,242
                                                                         ========            =========
                                 The Company's Net Debenture
                                 Notes Payable were as follows:

                Original Debenture Notes issued                         $ 600,000             $ 600,000
                Less Amounts converted to stock                          (585,000)             (115,000)
                Net Amortizable Debenture Discounts                             0               (36,242)
                                                                        ---------             ---------
                Net Debenture Notes Payable                             $  15,000             $ 448,758
                                                                        =========             =========


NOTE 5 -       OPERATING LEASES

                The Corporation has various noncancellable operating leases with terms of 24 to 36 months. The following is a schedule of future minimum rentals under the leases as of June 30, 2001 and December 31, 2000:


                                 JUNE 30,          DECEMBER 31,
                                   2001              2000
                                 ------            ------
                 2000            $    0            $1,158
                 2001               764               764
                                 ------            ------
                                 $  764            $1,922
                                 ======            ======

                                 GENELINK, INC.
                          NOTES TO FINANCIAL STATEMENT
                                   (UNAUDITED)
NOTE 6 - INCOME TAXES

                At June 30, 2001, the Company had significant federal and state tax net operating loss carryforwards of approximately $5,000,000. The difference between the operating loss carryforwards on a tax basis and a book basis is due principally to differences in depreciation, amortization, and development costs. The federal carryforwards will begin to expire in 2009 and the state carryforwards will begin to expire in 2005.

                The Company had a net deferred tax asset of approximately $1,025,000 at June 30, 2001 primarily from net operating loss carryforwards. A valuation allowance was recorded to reduce the net deferred tax asset to zero.

NOTE 7 - SHAREHOLDERS' EQUITY TRANSACTIONS

                The Company's shareholder equity consists of the following:

                A. COMMON STOCK

                During the six months ended June 30, 2001 the Company issued 236,667 shares of common stock and 236,667 warrants to purchase common stock for cash consideration of $85,000. This is pursuant to the private placement offerings from January and June, 2001.

                The Company issued 15,000 and 150,000 common shares of stock for consulting services valued at $3,900 and $28,050 for the six months ended June 30, 2001 and 2000, respectively.

                The Company issued 152,500 shares of common stock as additional consideration for Debenture Notes Payable valued at $51,175 during the six months ended June 30, 2000.

                The Company converted $470,000 and $115,000 of Debenture Notes Payable and accrued interest of $36,112 into 1,486,763 and 479,721 common shares of stock valued at $506,113 and $122,684 at the dates of conversion during the six months ended June 30, 2001 and 2000, respectively.

                                 GENELINK, INC.
                          NOTES TO FINANCIAL STATEMENT
                                   (UNAUDITED)

                B. COMMON STOCK

                Officers of the Company exercised Options to purchase 1,000,000 shares of common stock. The Company received cash proceeds of $10,000 for one hundred thousand, $.10 Options. Six hundred thousand $.10 Options valued at $60,000 offset accrued compensation due to an officer and three hundred thousand, $.20 Options, valued at a fair market price of $.28 at the exercise date, were recorded as additional subscriptions receivable and as compensation expense to an officer in the amounts of $60,000 and $24,360, respectively.

                C. SUBSCRIPTION RECEIVABLE-OFFICERS

                Since its inception and until the execution of an employment agreement in early 1998, the Company advanced funds periodically to an officer. Subscription Receivable Officers represents loans and accrued interest of $843,960 and $818,304 at June 30, 2001 and December 31, 2000, respectively. The loans accrue interest using the average applicable one-month Federal Rates (AFRs).

                The officer has executed notes payable to the Company to evidence his obligation on account of his loans. Under the terms of his obligation, in repayment thereof, the officer will have the right, at any time on or before December 31, 2003, to transfer to the Company, at the then fair market value, shares of the Company's common stock.

                Any transfer not in full satisfaction of the obligation will first be applied to accrued interest and then to principal. No payments of interest or principal shall be due on account of the loans prior to December 31, 2003. Fair market value of the Company's shares shall be equal to the average between the bid and ask price in the market in which it is publicly traded on the last date on which such trades occurred prior to the transfer of shares from the officer to the Company.

                The Company recorded these subscription receivables as a contra-equity account in the Company's balance sheet in accordance with Staff Accounting Bulletin Topic 4G, with related interest income on these notes also being recorded in the Company's equity section.

                D. TREASURY STOCK

                On March 17, 1999, the Company received 150,000 shares which were previously issued to consultants. These shares were recorded as treasury stock at the then fair market value of $135,000.

                                 GENELINK, INC.
                          NOTES TO FINANCIAL STATEMENT
                                   (UNAUDITED)

                Simultaneously on March 17, 1999 the Company assigned 75,000 of the aforementioned shares to an investment advisor to promote the Company stock and obtain additional funding. The Company valued the shares at the then fair market value of $67,500.

                E. STOCK OPTIONS AND WARRANTS

                The Financial Accounting Standards Board has issued SFAS 123, which defines a fair value based method of accounting for an employee stock option and similar equity instruments and encourages all entities to adopt that method of accounting for all of their employee stock compensation plans. However, it also allows an entity to continue to measure compensation cost for those plans using the method of accounting prescribed by Accounting Principles Board Opinion No. 25 (APB 25). Entities electing to remain with the accounting in APB 25 must make pro forma disclosures of net income (loss) and, if presented earnings (loss) per share, as if the fair value based method accounting defined in SFAS 123 had been adopted. The Company has elected to account for its stock-based compensation plans under APB 25.

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

                           200,000 shares each January 1, beginning January 1, 1999, 2000, 2001, and 2002.

                Pursuant to APB No. 25 compensation has been recognized based upon the difference of the fair value of the Company's stock at grant date and the officers exercise price as follows:

                                 GENELINK, INC.
                          NOTES TO FINANCIAL STATEMENT
                                   (UNAUDITED)

                                                           Fair Value
                  Grant                                   of Options at    Exercise   Additional
                  Date          # of Options Granted      Date of Grant     Price     Compensation
                  ----          --------------------      -------------     -----     ------------
                  1997              2,200,000                 $  .60       $  .10      1,100,000
                  1998                      0                      0            0              0

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

                On July 1, 1999, certain officers of the Company each received 1,000,000 options to purchase shares of the Company's common stock, one cent par value, at the exercise price of $1.00 per share. Four hundred thousand options vested immediately with the remaining options vesting 200,000 each on January 1, 2000, 2001, and 2002. During the three months ended March 31, 2000, the Company also issued 25,000 stock options/warrants to purchase the Company's common stock at a price of $1.50 per share with expiration dates in 2003.

                On May 18, 2000, Dr. Robert Ricciardi exercised 600,000 options to acquire 600,000 shares of common stock at an exercise price of $.10 per share. The amount due to the Company, $60,000, was offset against monies the Company previously owed to Dr. Ricciardi for accrued compensation.

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

                                 GENELINK, INC.
                          NOTES TO FINANCIAL STATEMENT
                                   (UNAUDITED)

                On May 22, 2000, the Company established a non-qualified stock option agreement in which it granted 300,000 shares to John DePhillipo. The option price was determined to be $.20 (110% of the fair market value of the company stock as of the date of the grant). These options vested immediately at the date of the grant.

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

                During the quarter ended June 30, 2001, the Company issued warrants to acquire 12,000 shares of common stock at $1.00 per share and 40,000 shares of common stock at $.50 per share pursuant to consulting agreements. Of the warrants issued, 12,000 vest in twelve monthly installments of 1,000 commencing June 1,2001, and the other 40,000 vest 20,000 on April 1, 2002 and 20,000 on April 1, 2003. Pursuant to FAS 123, consulting expense of $60 was recorded based on the fair value of the options granted.

                On May 11, 2001, options granted during 2000 to acquire 25,000 shares of common stock at $1.50 per share were cancelled. The Company issued replacement warrants to acquire 100,000 shares at $.35 per share.

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

                On January 23, 2001, the Company issued incentive stock options to two officers to acquire 1,500,000 shares of common stock at $.40 per share. These warrants expire on January 23, 2006 and vest 500,000 on January 23, 2001, 500,000 on January 23, 2002,
                350,000 on January 23, 2003, and 150,000 on January 23, 2004.

                                 GENELINK, INC.
                          NOTES TO FINANCIAL STATEMENT
                                   (UNAUDITED)


                The following schedule summarizes the vested stock options and stock warrants activity and status as of June 30, 2001 and 2000 and for the six month period ending June 30, 2001 and 2000.

                                                                 2001                   2000
                                                                 ----                   ----
                 Granted                                       7,766,375              5,244,375
                                                               =========              =========
                 Vested options outstanding at
                 beginning of the period                       2,018,195              2,133,195
                 Options vested during period                  2,001,000                805,000
                 Vested options exercised during
                 period                                                0               (600,000)
                 Cancelled                                      (125,000)                     0
                                                               ---------              ---------
                 Vested options outstanding at end
                 of period                                     3,894,195              2,338,195
                                                               =========              =========

                A summary of outstanding options/warrants along with their exercise price and dates as of June 30, 2001 are as follows:

EXERCISE     OPTIONS/WARRANTS              OUTSTANDING                         EXPIRATION
PRICE            GRANTED                 OPTIONS/WARRANTS                        DATE
-----        ----------------            ----------------                        ----
$0.10             2,200,000                   478,820                           12/31/03
$0.20               800,000                   500,000                           12/31/05
$0.33               250,000                   250,000                           12/31/03
$0.35               100,000                   100,000                           04/11/06
$0.40             1,500,000                   500,000                           01/23/06
$0.44               550,000                   275,000                           01/17/06
$0.50                40,000                         0                           04/01/06
$0.75                45,000                    45,000                           12/31/04
$1.00                70,000                    70,000                           03/20/06
$1.00             2,010,000                 1,610,000                           12/31/03
$1.00                12,000                     1,000                           05/01/06
$1.50               189,375                    64,375                           12/31/03
                  ---------                 ---------
                  7,766,375                 3,894,195
                  =========                 =========

                Had compensation cost of Genelink, Inc.'s incentive stock options issued to officers been determined based on the fair value of options at the dates of award under the fair value method of SFAS 123, the Company's net loss and net loss per common share would have been reduced to the proforma amounts indicated below:

                                 GENELINK, INC.
                          NOTES TO FINANCIAL STATEMENT
                                   (UNAUDITED)

                           Net Loss:
                                    As reported                $(527,117)
                                    Proforma                    (708,117)

                           Net Loss per common share:
                                    As reported                $    (.04)
                                    Proforma                        (.05)

                Significant assumptions used to calculate the fair value of options issued for consulting services are as follows:

                                    Risk free interest rate of return        7%
                                    Expected option life                     4-5.5 yrs.
                                    Expected dividends                       $-0-
                                    Expected volatility                      50%

                F. PRIVATE PLACEMENT OFFERING

                On January 1, 2001, Genelink, Inc. commenced a private placement offering of up to 2 million Units at a price of $.50 per Unit, under Rule 506 of Regulation D. Each Unit consists of one share of Common Stock and a Warrant to acquire one share of Common Stock at an exercise price of $1.00 per share. The proceeds will be used for working capital and for research and development expenditures in connection with the development of a new product line.

                On June 18, 2001, Genelink, Inc. commenced a private placement offering of up to 250,000 units at a price of $.30 per unit, under Rule 506 of Regulation D. Each unit consists of one share of Common Stock and a Warrant to acquire one share of Common Stock at an exercise price of $.50 per share. The proceeds will be used for working capital and to fund research and development relating to a new product line.

                NOTE 8 - NET LOSS PER SHARE

                Earnings per share is calculated under the provisions of Statement of Financial Accounting Standards (SFAS) No. 128 "Earnings Per Share". Basic EPS is calculated using the weighted average number of common shares outstanding for the period and diluted EPS is computed using the weighted average number of common shares and dilutive common equivalent shares outstanding. Given that the Company is in a loss position, there is no difference between basic EPS and diluted EPS since the common stock equivalents would be antidilutive.

                                 GENELINK, INC.
                          NOTES TO FINANCIAL STATEMENT
                                   (UNAUDITED)

                 PERIOD ENDED JUNE  30                                2001                   2000
                 ----------------------                               ----                   ----
                 Net loss                                       $   (527,117)            $   (529,284)

                 Weighted average number of shares
                 of common stock and common
                 stock equivalents outstanding:

                 Weighted average number of common
                 shares outstanding for computing
                 Basic earnings per share                         13,554,700               11,165,453

                 Dilute effect of warrants and stock
                 options after application of the
                 treasury stock method                                     *                        *
                                                                ------------             ------------
                 Weighted average number of common
                 shares outstanding for computing
                 diluted earnings per share                       13,554,700               11,165,453
                                                                ============             ============
                 Net loss per share-basic & diluted             $       (.04)            $       (.05)
                                                                ============             ============

                  *The following common stock equivalents are excluded from earnings per share calculation as their effect would have been antidilutive:

                  PERIOD ENDED JUNE 30                     2001           2000
                  --------------------                     ----           ----
                  Warrants and stock options             3,894,195      2,338,195


NOTE 9 -        ADVERTISING

                The Company expenses the production costs of advertising the first time the advertising takes place. Advertising expense was $25,280 and $12,128 for the six months ending June 30, 2001 and 2000, respectively.

NOTE 10 -       RENT

                The Company leases its primary executive offices located in Margate, New Jersey at no cost from its officers. Rent expense for the six months ended June 30, 2001 and 2000 was $0.

                                 GENELINK, INC.
                          NOTES TO FINANCIAL STATEMENT
                                   (UNAUDITED)


NOTE 11 - TRANSACTIONS WITH RELATED PARTIES

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

                A portion of the Company's operations are conducted by Kelly/Waldron & Company in East Brunswick, New Jersey, which owns 289,333 Shares of the Company. Kelly/Waldon, which provides various services to members of the pharmaceutical industry, acts as the Company's back office, receiving orders and inquiries, processing data and preparing reports for the Company. Because of the Company's limited operations and the limited availability of funds, the Company's agreement with Kelly/Waldron does not require it to make any payments to Kelly/Waldron for its services. As its business increases the Company expects to commence payment of a management fee to Kelly/Waldron on terms to be agreed upon between the parties. As of March 31, 2000 the Company owed Kelly/Waldron $20,166. The agreement expired during 2000 and no balance was due to Kelly/Waldron as of March 31, 2001.

                CONSULTING

                The Company is dependent, to a large degree, on the services of John DePhillipo, its Chairman and Chief Executive Officer and the Company has entered into a five (5) year employment agreement dated February 24, 1998, with an initial annual base compensation of $137,500 in 1999, $151,250 in 2000 and $166,375
                in 2001. The Company has entered into a consulting agreement with Dr. Ricciardi (shareholder and officer) dated February 24, 1998, which provides for initial compensation of $30,000 in 1998, $60,000 in 1999, $66,000 in 2000, and $72,600 in 2001. The
                initial term of the Agreement is five (5) years.

NOTE 12 - COMMITMENT & CONTINGENCIES

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

Operating results for the six-month period ended June 30, 2001 are not necessarily indicative of the results that may be expected for the full fiscal year.

LIQUIDITY AND CAPITAL RESOURCES

For the six month period ended June 30, 2001, the Company's primary liquidity requirements have been the implementation and funding of its sales and marketing efforts, the payment of compensation to officers and other employees and the payment of accounts payable. In the first six months of 2001, the Company has raised $89,770, primarily through the issuance of common stock.

Cash and cash equivalents at June 30, 2001 amounted to $4,116 as compared to $13,804 at December 31, 2000, a decrease of $9,688. During the first six months of 2001, the Company's operating activities utilized $99,458, as compared to $79,575 for the first six months of 2000. Cash utilized during these periods resulted from Company's net losses for such periods.

Financing activities provided $89,770 for the six month period ended June 30, 2001 as compared to $132,730 for the six months ended June 30, 2000. Financing activities in the six months ended June 30, 2001 resulted primarily from the receipt of $85,000 as a result of the issuance of common stock throughout the first six months of 2000, as the Company required additional funds for working capital purposes.

The Company will require approximately $2,000,000 to implement its sales and marketing strategy and to fund research and development expenses in the year 2001. The Company intends to raise funds through a private placement of securities. Unless the Company can increase its revenues and increase its stock price, it is unlikely that the Company will be able to secure such financing. If the Company is not able to secure such additional required capital, it will continue to realize negative cash flow and losses and it is unlikely that it will be able to continue operations.

RESULTS OF OPERATIONS

The following table sets forth certain operating information regarding the
Company:

                                         SIX MONTH            SIX MONTH
                                        PERIOD ENDED         PERIOD ENDED
                                       JUNE 30, 2001         JUNE 30, 2000

                                         (UNAUDITED)          (UNAUDITED)
                                         -----------          -----------
Revenues                                 $  11,462             $  13,536

Cost of Goods Sold                       $   1,224             $   1,494

Net Earnings (Loss)                      $(527,117)            $(529,284)

Net Earnings (Loss) Per Share            $    (.04)            $    (.05)


      The following summary table presents comparative cash flows of the Company for the six months ended June 30, 2001 and 2000.

                                     SIX MONTH             SIX MONTH
                                    PERIOD ENDED         PERIOD ENDED
                                    JUNE 30, 2001        JUNE 30, 2000

                                     (UNAUDITED)          (UNAUDITED)
                                     -----------          -----------
Net cash used in operating
activities                            $(99,458)            $ (79,575)

Net cash used by
investing activities                  $      0             $ (19,924)

Net cash provided by
financing activities                  $ 89,770             $ 132,780


      The Company had cash balances totaling $4,116 at June 30, 2001 and $39,207 at June 30, 2000.

COMPARISON OF SIX MONTHS ENDED JUNE 30, 2001 TO SIX MONTHS ENDED JUNE 30, 2000

FINANCIAL CONDITION

Assets of the Company decreased from $126,866 at December 31, 2000 to $109,875 at June 30, 2000, a decrease of $16,991. This decrease was primarily due to a decrease in cash from $13,804 at December 31, 2000 to $4,116 at June 30, 2001 and a decrease in prepaid expenses from $47,072 at December 31, 2000 to $42,108 at June 30, 2001.

Liabilities decreased from $825,044 at December 31, 2000 to $482,759 at June 30, 2001, a decrease of $342,285. This decrease was primarily due to a decrease in notes payable from $448,758 at December 31, 2000 to $15,000 at June 30, 2001, a decrease of $433,758 resulting from the conversion of notes payable into common stock, as partially offset by an increase in accrued compensation from $172,318 at December 31, 2000 to $272,605 at June 30, 2001, an increase of $100,287.

CURRENT YEAR PERFORMANCE AND EARNINGS OUTLOOK

Revenues. The total revenues for the six months ended June 30, 2001 were $11,462 as compared to $13,536 for the six months ended June 30, 2000, a decrease of $2,074.

Expenses. Total expenses for the six months ended June 30, 2001 were $551,509 as compared to $541,590 for the six months ended June 30, 2000, an increase of $9,919, primarily resulting from an increase in selling, general and administrative expenses from $352,247 for the six months ended June 30, 2000 to $393,390 for the six months ended June 30, 2001, an increase of $41,153, an increase in advertising and promotion expenses from $17,695 for the six months ended June 30, 2000 to $25,280 for the six months ended June 30, 2001, an increase of $7,585, and an increase in professional fees from $56,987 for the six months ended June 30, 2000 to $62,587 for the six months ended June 30, 2001, an increase of $5,600, as partially offset by a decrease in interest expense from $46,558 for the six months ended June 30, 2002 to $17,047 for the six months ended June 30, 2001, a decrease of $29,511, and a decrease in consulting fees from $65,420 for the six months ended June 30, 2000 to $51,192 for the six months ended June 30, 2001, a decrease of $14,228.

Losses. The Company incurred a loss before extraordinary items of $541,127 for the six months ended June 30, 2001 as compared to a loss of $529,284 for the six months ended June 30, 2000, an increase of $11,843. This increase in the amount of losses incurred is primarily due to the $9,919 increase in expenses incurred by the Company for the six months ended June 30, 2001 as compared to the six months ended June 30, 2000.

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

         (a)      Exhibits

         (b)      Reports on Form 8-K.

                  No reports on Form 8-K were filed during the quarter for which this report is filed.

* * * * * *

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     GENELINK, INC.
                                      (Registrant)






Date: August 13, 2001                By:  /s/ John R. DePhillipo
                                        ---------------------------------------
                                          John R. DePhillipo, Chief Executive
                                          Officer and President