Form 10QSB
period 2001-09-30
GENELINK INC
filed 2001-11-13
CIK 941020

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                    QUARTERLY REPORT FOR THE QUARTERLY PERIOD
                            ENDED SEPTEMBER 30, 2001

                           COMMISSION FILE NO. 0-28077

                                 GENELINK, INC.
                 ----------------------------------------------
                 (Name of Small Business Issuer in its charter)

           PENNSYLVANIA                                  23-2795613
-------------------------------             ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)


          100 S. Thurlow Street
           Margate, New Jersey                             08402
-------------------------------             ------------------------------------
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

Number of Shares of Common Stock
Outstanding on November 1, 2001                      15,399,513
                                                     ----------

         Transitional Small Business Disclosure Format Yes ___ No X

                                 GENELINK, INC.

PART I.  FINANCIAL INFORMATION

ITEM 1.  Financial Statements.

         Balance Sheets at September 30, 2001 (unaudited) and December 30, 2000

         Statements of Income for the three months and nine months ended September 30, 2001 and 2000 (unaudited)

         Statements of Cash Flows for the nine months ended September 30, 2001 and 2000 (unaudited)

         Notes to Financial Statements (unaudited)

                                 GENELINK, INC.
                                 BALANCE SHEETS



                                     ASSETS


                                              (Unaudited)
                                             September 30,          December 31,
                                                 2001                   2000
                                                 ----                   ----
CURRENT ASSETS
         Cash                                 $   1,124              $  13,804
         Accounts Receivable                        798                  2,324
         Inventory                               10,106                 10,358
         Prepaid Expenses                        67,299                 47,072
                                              ---------              ---------

Total Current Assets                             79,327                 73,558
                                              ---------              ---------

FIXED ASSETS
         Office Furniture                         1,154                  1,154
         Office Equipment                        16,246                 16,246
         Leasehold Improvements                  50,000                 50,000
                                              ---------              ---------
                                                 67,400                 67,400
Less:  Accumulated Depreciation                 (19,879)               (17,022)
                                              ---------              ---------

Total Fixed Assets                               47,521                 50,378
                                              ---------              ---------

OTHER ASSETS
         Deposits                                   728                    840
         Patent                                   3,229                  3,229
                                              ---------              ---------
                                                  3,957                  4,069
Less:  Accumulated Amortization                  (1,301)                (1,139)
                                              ---------              ---------

Total Other Assets                                2,656                  2,930
                                              ---------              ---------

TOTAL ASSETS                                  $ 129,504              $ 126,866
                                              =========              =========


See accompanying notes to financial statements.

                                 GENELINK, INC.
                                 BALANCE SHEETS

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)


                                                  (Unaudited)
                                                  September 30,        December 31,
                                                       2001               2000
                                                       ----               ----
CURRENT LIABILITIES
     Accounts Payable & Accrued Expenses           $   186,267         $   131,997
     Accrued Payroll Taxes                              15,157               4,960
     Accrued Interest Payable                            1,187              23,782
     Notes Payable - Current Portion                    15,000             448,757
                                                   -----------         -----------

Total Current Liabilities                              217,611             609,496
                                                   -----------         -----------

LONG-TERM LIABILITIES
     Accrued Compensation                              309,157             172,318
     Loans Payable Affiliates--
         Net of current portion                         48,000              43,230
                                                   -----------         -----------

Total Long-Term Liabilities                            357,157             215,548
                                                   -----------         -----------

STOCKHOLDERS' EQUITY (DEFICIT)
       Common Stock $.01 par value,
       75,000,000 shares authorized
       15,188,691 and 12,917,262 shares
       issued, 15,092,511 and 12,821,082
       outstanding as of September 30, 2001
       and December 31, 2000, respectively             151,887             129,172
     Treasury Stock, 96,180 shares                    (109,860)           (109,860)
     Additional Paid-in Capital                      5,060,283           4,336,631
     Stock Subscriptions Receivable                   (857,089)           (818,304)
     Stock Warrants                                     57,934                   0
     Deferred Compensation                            (200,000)           (400,000)
     Accumulated Deficit                            (4,548,419)         (3,835,817)
                                                   -----------         -----------

Total Stockholders' Equity (Deficit)                  (445,264)           (698,178)
                                                   -----------         -----------

TOTAL LIABILITIES AND
     STOCKHOLDERS' EQUITY (DEFICIT)                $   129,504         $   126,866
                                                   ===========         ===========


See accompanying notes to financial statements.

                                 GENELINK, INC.
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                  For The              For The              For The              For The
                                                Three Months         Three Months          Nine Months          Nine Months
                                                   Ended                Ended                Ended                Ended
                                                September 30,        September 30,        September 30,        September 30,
                                                    2001                2000                  2001                2000
                                                    ----                ----                  ----                ----
REVENUE                                         $      2,488         $      5,655         $     13,951         $     19,192
COST OF GOODS SOLD                                       591                  460                1,815                1,956
                                                ------------         ------------         ------------         ------------
GROSS PROFIT                                           1,897                5,195               12,136               17,236
                                                ------------         ------------         ------------         ------------

EXPENSES
   SELLING, GENERAL AND ADMINISTRATIVE               108,368              114,959              498,835              499,982
   CONSULTING                                          2,461                4,688               17,353               37,108
   PROFESSIONAL FEES                                  45,323               21,055              107,910               78,043
   ADVERTISING AND PROMOTION                          29,987                   91               58,248               18,007
   AMORTIZATION AND DEPRECIATION                       1,006                1,431                3,019                4,114
                                                ------------         ------------         ------------         ------------
                                                     187,145              142,224              685,365              637,254
                                                ------------         ------------         ------------         ------------

                                                         375               37,062               53,665               83,621
                                                ------------         ------------         ------------         ------------
INTEREST EXPENSE
                                                         139                  443                  283                  707
                                                ------------         ------------         ------------         ------------
INTEREST INCOME

NET LOSS BEFORE EXTRAORDINARY ITEM              $   (185,484)        $   (173,648)        $   (726,611)        $   (702,932)
                                                ------------         ------------         ------------         ------------

EXTRAORDINARY ITEM - FORGIVENESS OF DEBT                   0                    0               14,010                    0
                                                ------------         ------------         ------------         ------------

NET LOSS                                        $   (185,484)        $   (173,648)        $   (712,601)        $   (702,932)
                                                ============         ============         ============         ============

NET LOSS PER SHARE BASIC AND DILUTED            $       (.01)        $       (.01)        $       (.05)        $       (.06)
                                                ============         ============         ============         ============


    Weighted average common shares and
    diluted potential common shares               14,969,447           12,433,970           14,026,283           11,588,044
                                                ============         ============         ============         ============


See accompanying notes to financial statements.

                                 GENELINK, INC.
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                             FOR THE           FOR THE
                                                           NINE MONTHS       NINE MONTHS
                                                             ENDED             ENDED
                                                          SEPTEMBER 30,     SEPTEMBER 30,
                                                              2001              2000
                                                              ----              ----
CASH FLOWS FROM OPERATING ACTIVITIES
     Net Loss                                              $(712,601)        $(702,932)

    Adjustments to reconcile net loss
       to net cash used by operating activities
       Depreciation and Amortization                           3,019             4,114
       Amortization of bond discount                          36,243            60,937
       Fair value of compensation related
         to vested options                                   200,000           200,000
       Compensation on options exercised                           0            24,360
       Common Stock issued for services                       61,693            71,888
       Option exercised by reducing
         accrued compensation                                      0            60,000
       Fair value of options granted for consulting            7,710                 0
          Services
       Accrued interest on Subordinated
          Debt converted to common stock                           0            12,125
       (Increase) decrease in assets
             Accounts Receivable                               1,526               298
             Inventory                                         252               376
             Prepaid expenses                                (20,227)          (34,723)
             Deposits                                            112               800
       Increase (decrease) in liabilities
             Accounts payable & accrued expenses              84,270            29,647
             Accrued payroll taxes                            10,197           (11,660)
             Accrued interest                                 13,517            12,545
             Accrued compensation                            136,839            49,770
                                                           ---------         ---------
       Net cash used by operating
          Activities                                        (177,450)         (222,455)
                                                           ---------         ---------

CASH FLOWS FROM INVESTING ACTIVITIES
       Purchase of property and equipment                          0            (3,455)
       Decrease in subscriptions receivables                       0           (21,000)
                                                           ---------         ---------
       Net cash used by investing activities               $       0         $ (24,455)
                                                           ---------         ---------


See accompanying notes to financial statements.

                                 GENELINK, INC.
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                              FOR THE               FOR THE
                                                            NINE MONTHS           NINE MONTHS
                                                               ENDED                 ENDED
                                                          SEPTEMBER, 2001      SEPTEMBER 30, 2000
                                                          ---------------      ------------------
CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds from loans and notes payable                     $   4,770              $  12,730
      Net Proceeds from debentures issued                            0                274,225
      Proceeds relating to issuance
        of common stock (net)                                  160,000                 10,000
                                                             ---------              ---------
      Net cash provided by financing activities                164,770                296,955
                                                             ---------              ---------

NET INCREASE (DECREASE) IN CASH                                (12,680)                50,045

Cash, beginning of period                                       13,804                  5,977
                                                             ---------              ---------

Cash, end of period                                          $   1,124              $  56,022
                                                             ---------              ---------

SUPPLEMENTAL DISCLOSURES

      Income taxes paid                                      $       0              $       0
                                                             =========              =========

      Interest paid                                          $       0              $       0
                                                             =========              =========


NON-CASH FINANCING TRANSACTIONS:
     Conversion of debt and accrued interest to Stock        $ 506,112              $ 115,000
                                                             ---------              ---------
     Accrued interest on subscriptions receivable            $  38,786              $  34,264
                                                             ---------              ---------
     Decrease in accrued compensation payable -
        cashless exercise of options                         $       0              $  60,000
                                                             ---------              ---------
     Conversion of accounts payable to stock                 $  30,000              $       0
                                                             ---------              ---------


      Stock issued related to debenture
        Financing                                            $       0              $  66,175
                                                             ---------              ---------


See accompanying notes to financial statements.

                                 GENELINK, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)


1.       DESCRIPTION OF ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING
         POLICIES

         GOING CONCERN

         The Company's financial statements are prepared using generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company's cash reserves have decreased since the Company's private placement from $800,000 to approximately $1,100 and sales have not increased enough to support operations. The Company incurred an operating loss of $712,601 and $702,932 for the nine months ended September 30, 2001 and 2000, respectively. The Company reported a deficit of $4,548,419 and $3,835,817 as of September 30, 2001 and December 31, 2000,
         respectively. The Company has announced marketing plans to enhance sales and, therefore, management believes that they will be able to generate sufficient revenue and cash flow for the Company to continue as a going concern. Should the Company be unable to continue as a going concern, assets and liabilities would require restatement on a liquidation basis which would differ materially from the going concern business.

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

                                 GENELINK, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)


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

         THE PRODUCTS

         The Company has developed a DNA Collection Kit(R) for the collection of DNA specimens of its clients. No licensing or training is necessary for the collection by the client of his or her DNA specimen. The collection process, which uses six swabs, is self administered and takes less than five minutes to complete. The client forwards the swabs to the University of North Texas Health Science Center at Fort Worth (UNTHSC) and completes and forwards a data form to the Company. Specimens can be collected during an individual's lifetime or up to 36 to 40 hours after death. UNTHSC will store the DNA specimens for up to 75 years. Upon the client's request, and upon the payment of a retrieval fee, the stored DNA specimen can be retrieved and sent to a laboratory for testing. More than one test can be made on the same DNA specimen.

         The Company has developed three proprietary genetic indicator tests(Genelink's Genesis 1 Program(TM)) and has filed three patent applications: (1) Assessment of Oxidative Stress (OS) Genes that can contribute to disease and aging; (2) Assessment of Oxidative Stress
         (OS) Genes to be used to genetically predict an individual's risk for skin aging; and (3) a SNP's based method to detect susceptibility to obesity. Specifically, these genetics based tests (on which patents are pending) are designed to measure single-nucleotide polymorphisms, or SNP's, which are small variations in DNA. The Company's patented DNA Collection Kit(R) will be used for the Program, which can assist nutritional companies and medical, health and anti-aging practitioners to offer a "more targeted" and improved approach to wellness/nutritional therapies.

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

         AMORTIZATION OF PATENTS

         Legal and professional fees in connection with the filing of patent and trademark applications have been capitalized and are amortized over fifteen years, on a straight-line basis. The Company has filed for and has patents pending in the United States and foreign countries on its method of DNA gathering, which patent application is pending in foreign countries. The Company has a registered trademark for its name and logo and for the name "DNA Collection Kit"(R). In March, 2001, the Company reached a Notice of Allowance of Patent on its method of DNA gathering, and has received trademark protection for its name and logo and for the name "DNA Collection Kit"(R).

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

         LONG LIVED ASSETS

         The Company reviews for the impairment of long-lived assets and certain identifiable intangibles whenever events or changes indicate that the carrying amount of an asset may not be recoverable. An impairment loss would be recognized when estimated future cash flows expected to result from the use of an asset and its eventual disposition are less than its carrying amount. The Company has not identified any such impairment losses during the nine months ended September 30, 2001 and 2000.

         RECLASSIFICATIONS

         Certain balances not affecting net income have been reclassified to conform to the current year presentation.

         PER SHARE DATA

         Effective November 12, 1998, the Company adopted SFAS No. 128, Earnings Per Share. The provisions of SFAS No. 128 establish standards for computing and presenting earnings per share (EPS). This standard replaces the presentation of primary EPS with a presentation of basic EPS. Additionally, it requires dual presentation of basic and diluted EPS for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the diluted EPS computation. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Diluted EPS for 2001 and 2000 excludes any effect from such securities as their inclusion would be antidilutive. Per share amounts for all periods presented have been restated to conform with the provisions of SFAS No. 128.

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

                                 GENELINK, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)


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

NOTE 2 -      PROPERTY AND EQUIPMENT

              Property and equipment consists of the following:

                            SEPTEMBER 30,      DECEMBER 31,
                                2001               2000
                              -------            -------
Office Furniture              $ 1,154            $ 1,154
Office Equipment               16,246             16,246
Leasehold Improvements         50,000             50,000
                              -------            -------
                              $67,400            $67,400
                              =======            =======

Depreciation expense amounted to $2,857 and $3,952 for the nine months ended September 30, 2001 and 2000, respectively.

NOTE 3 -      LOANS PAYABLE-AFFILIATES

              The Company's unsecured long-term debt consists of loans from various shareholders with no stated repayment terms.

                                     SEPTEMBER 30,     DECEMBER 31,
                                         2001              2000
                                       -------           -------
Total Obligations                      $48,000           $43,230
          Less: Current Portion              0                 0
                                       -------           -------
                                       $48,000           $43,230
                                       =======           =======

                                 GENELINK, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 4 -      DEBENTURE-NOTES PAYABLE

              The Company entered into the following debenture notes payable with terms indicated below:

                                                                                       Shares of Common
                                                                                       Stock Issued as
Amount of                                              Interest            Due         Additional
Debenture         Date Issued                            Rate             Date         Consideration
---------         -----------                          --------           ----         -------------
$  50,000         April 30, 1999                             12%         3-31-00           50,000
$  15,000         April 30, 1999                             12%         3-31-00           15,000
$  10,000         July 29, 1999                              12%         6-01-00           10,000
$ 100,000         August 6, 1999                             12%         6-01-00          100,000
$  10,000         August 8, 1999                             12%         6-01-00           10,000
$  15,000         November 15, 1999                          12%         3-31-00           15,000
$  50,000         December 3, 1999                           12%         6-01-00           50,000
$  25,000         March 24, 2000                             12%         6-30-00           25,000
$  10,000         March 29, 2000                             12%         6-30-00           20,000
$  15,000         June 15, 2000                              10%        12-15-00           25,000
$  50,000         June 23, 2000                             8.5%        12-24-00           82,500
$  20,000         August 28, 2000                             9%        12-28-00           25,000
$  50,000         September 6, 2000                           9%         1-06-01           62,500
$  10,000         September 6, 2000                           9%         1-06-01           12,500
$  10,000         September 6, 2000                           9%         1-06-01           12,500
$  25,000         September 6, 2000                           9%         1-06-01           31,250
$  25,000         September 19, 2000                          9%         1-19-01           31,250
$  20,000         September 20, 2000                          9%         1-20-01           25,000
$  25,000         September 26, 2000                          9%         1-26-01           31,250
$  25,000         December 6, 2000                            9%         4-06-01           31,250
$  20,000         December 20, 2000                           9%         4-20-01           25,000
$  20,000         December 21, 2000                           9%         4-21-01           25,000
---------
$ 600,000         Total-debentures issued.
 (585,000)        Less amounts converted to stock.
---------

$  15,000
=========

Accrued interest payable on the debenture notes as of September 30, 2001 and December 31, 2000 was $1,187 and $ 23,782, respectively.

In connection with the Company issuing the debenture notes payable, additional shares of common stock were issued in amounts equal to the principal amount of the debenture. The fair market value of the amortizable debenture discounts was recorded net with the debenture notes payable and will be amortized over the life of the debenture.

                                 GENELINK, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)


The Company's Amortizable Debenture Discounts were as follows:

                                                    SEPTEMBER 30,    DECEMBER 31,
                                                        2001             2000
                                                    ------------     ------------
Original Amortizable Debenture Discount              $ 246,448        $ 246,448
Less Cumulative Amortization/Interest Exp              246,448         (210,206)
                                                     ---------        ---------
Net Amortizable Debenture Discounts                  $       0        $  36,242
                                                     =========        =========

The Company's Net Debenture Notes Payable were as follows:

Original Debentures issued                           $ 600,000        $ 600,000
Less Amounts converted to stock                       (585,000)        (115,000)
Net Amortizable Debenture Discounts                          0          (36,242)
                                                     ---------        ---------
Net Debenture Notes Payable                          $  15,000        $ 448,758
                                                     =========        =========

NOTE 5 -      OPERATING LEASES

              The Corporation has various noncancellable operating leases with terms of 24 to 36 months. The following is a schedule of future minimum rentals under the leases as of September 30, 2001 and December 31, 2000:

              SEPTEMBER 30,       DECEMBER 31,
                  2001                2000
                  ----                ----
2000            $     0             $ 1,158
2001                764                 764
                -------             -------
                $   764             $ 1,922
                =======             =======

NOTE 6 -      INCOME TAXES

              At September 30, 2001, the Company had significant federal and state tax net operating loss carryforwards of approximately $5,000,000. The difference between the operating loss carryforwards on a tax basis and a book basis is due principally to differences in depreciation, amortization, and development costs. The federal carryforwards will begin to expire in 2009 and the state carryforwards will begin to expire in 2005.

              The Company had a net deferred tax asset of approximately $1,200,000 at September 30, 2001 primarily from net operating loss carryforwards. A valuation allowance was recorded to reduce the net deferred tax asset to zero.

                                 GENELINK, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 7 -      SHAREHOLDERS' EQUITY TRANSACTIONS

              The Company's shareholder equity consists of the following:

         A.   COMMON STOCK

              During the nine months ended September 30, 2001 the Company issued 486,666 shares of common stock and 486,666 warrants to purchase common stock for cash consideration of $160,000. This is pursuant to the private placement offerings from January and June, 2001.

              The Company issued 138,000 and 300,000 common shares of stock for consulting services valued at $42,004 and $71,888 for the nine months ended September 30, 2001 and 2000, respectively.

              The Company issued 383,750 shares of common stock as additional consideration for Debenture Notes Payable valued at $99,704 during the nine months ended September 30, 2000.

              The Company converted $470,000 and $115,000 of Debenture Notes Payable and accrued interest of $36,112 into 1,486,763 and 479,721 common shares of stock valued at $506,113 and $122,684 at the dates of conversion during the nine months ended September 30, 2001 and 2000, respectively.

              Officers of the Company exercised options to purchase 1,000,000 shares of common stock. The Company received cash proceeds of $10,000 for one hundred thousand, $.10 options. Six hundred thousand, $.10 options valued at $60,000 offset accrued compensation due to an officer and three hundred thousand, $.20 options, valued at a fair market price of $.28 at the exercise date, were recorded as additional subscriptions receivable and as compensation expense to an officer in the amounts of $60,000 and $24,360, respectively.

         B.   SUBSCRIPTION RECEIVABLE-OFFICERS

              Since its inception and until the execution of an employment agreement in early 1998, the Company advanced funds periodically to an officer. Subscription Receivable-Officers represents loans and accrued interest of $857,089 and $818,304 at September 30, 2001 and December 31, 2000, respectively. The loans accrue interest using the average applicable one-month Federal Rates
              (AFRs).

              The officer has executed notes payable to the Company to evidence his obligation on account of his loans. Under the terms of his obligation, in repayment thereof, the officer will have the right, at any time on or before December 31, 2003, to transfer to the Company, at the then fair market value, shares of the Company's common stock.

                                 GENELINK, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)


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

              The Company recorded these subscription receivables as a contraequity account in the Company's balance sheet in accordance with Staff Accounting Bulletin Topic 4G, with related interest income on these notes also being recorded in the Company's equity section.

         C.   STOCK OPTIONS AND WARRANTS

              The Financial Accounting Standards Board has issued SFAS 123, which defines a fair value based method of accounting for an employee stock option and similar equity instruments and encourages all entities to adopt that method of accounting for all of their employee stock compensation plans. However, it also allows an entity to continue to measure compensation cost for those plans using the method of accounting prescribed by Accounting Principles Board Opinion No. 25 (APB 25). Entities electing to remain with the accounting in APB 25 must make proforma disclosures of net income (loss) and, if presented earnings (loss) per share, as if the fair value based method of accounting defined in SFAS 123 had been adopted. The Company has elected to account for its stock-based compensation plans under APB 25.

              During the three months ended March 31, 2000, the Company issued 25,000 stock options/warrants to purchase the Company's common stock at a price of $1.50 per share with expiration dates in 2003.

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

                                 GENELINK, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)


              date of the grant). These options vested immediately at the date of the grant.

              During the quarter ended June 30, 2000, the Company issued options to acquire 10,000 shares of common stock at $1.00 per share. These options vest 5,000 annually on April 17, 2000 and April 17, 2001. These options were issued in consideration for marketing services to be rendered over the next two years. Pursuant to FAS 123, consulting expense of $11,326 was recorded based on the fair value of the options granted.

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

              The following schedule summarizes the vested stock options and stock warrants activity and status as of September 30, 2001 and 2000 and for the nine month period ending September 30, 2001 and 2000.

                                 GENELINK, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)


                                          2001               2000
                                       ----------         ----------
Granted                                 8,183,041          5,244,375
                                       ==========         ==========
Vested options outstanding at
beginning of the period                 2,023,195          1,388,195
Options vested during period            2,415,667          1,630,000
Vested options exercised during
period                                          0         (1,000,000)
Cancelled                                (125,000)                 0
                                       ----------         ----------
Vested options outstanding at
end of period                           4,313,862          2,018,195
                                       ==========         ==========

A summary of outstanding options/warrants along with their exercise price and dates as of September 30, 2001 are as follows:

EXERCISE    OPTIONS/WARRANTS     OUTSTANDING       EXPIRATION
 PRICE           GRANTED       OPTIONS/WARRANTS       DATE
--------    ---------------    ----------------    ----------
$ 0.10        2,200,000             478,820        12/31/03
$ 0.20          800,000             500,000        12/31/05
$ 0.33          250,000             250,000        12/31/03
$ 0.35          100,000             100,000        04/11/06
$ 0.40        1,500,000             500,000        01/23/06
$ 0.44          550,000             275,000        01/17/06
$ 0.50          456,666             416,666        04/01/06-08/21/06
$ 0.75           45,000              45,000        12/31/04
$ 1.00           70,000              70,000        03/20/06
$ 1.00        2,010,000           1,610,000        12/31/03
$ 1.00           12,000               4,000        05/01/06
$ 1.50          189,375              64,375        12/31/03
              ---------           ---------
              8,183,041           4,313,861
              =========           =========

Had compensation cost of Genelink, Inc.'s incentive stock options issued to officers been determined based on the fair value of options at the dates of award under the fair value method of SFAS 123, the Company's net loss and net loss per common share would have been reduced to the proforma amounts indicated below:

Net Loss:
         As reported                $(712,061)
         Proforma                    (893,601)

Net Loss per common share:
         As reported                $    (.05)
         Proforma                        (.06)

                                 GENELINK, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)


Significant assumptions used to calculate the fair value of options issued for consulting services are as follows:

Risk free interest rate of return                7%
Expected option life                             4-5.5 yrs.
Expected dividends                               $-0-
Expected volatility                              50%

         D.   PRIVATE PLACEMENT OFFERING

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

              On June 18, 2001, Genelink, Inc. commenced a private placement offering of up to 250,000 units at a price of $.30 per unit, under Rule 506 of Regulation D. Each unit consists of one share of Common Stock and a Warrant to acquire one share of Common Stock at an exercise price of $.50 per share. The proceeds will be used for working capital and to fund research and development relating to a new product line. This was amended on August 21, 2001 to offer up to 500,000 units.

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

                                 GENELINK, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)


PERIOD ENDED SEPTEMBER 30                        2001                 2000
-------------------------                        ----                 ----
Net loss                                     $   (712,601)        $   (702,932)
Weighted average number of shares
   of common stock and common
   stock equivalents outstanding:
Weighted average number of common
   shares outstanding for computing
   basic earnings per share                    14,026,283           11,588,044
Dilutive effect of warrants and
   stock options after application of
   the treasury stock method                            *                    *
                                             ------------         ------------
Weighted average number of common
    shares outstanding for computing
    diluted earnings per share                 14,026,283           11,588,044
                                             ============         ============
Net loss per share-basic & diluted           $       (.05)        $       (.06)
                                             ============         ============

*The following common stock equivalents are excluded from earnings per share calculation as their effect would have been antidilutive:

     PERIOD ENDED SEPTEMBER 30                  2001                 2000
     -------------------------                  ----                 ----
Warrants and stock options                   4,313,862            2,018,195
                                             =========            =========

NOTE 9 -      ADVERTISING

              The Company expenses the production costs of advertising the first time the advertising takes place. Advertising expense was $40,268 and $18,007 for the nine months ending September 30, 2001 and 2000, respectively.

NOTE 10 -     RENT

              The Company leases its primary executive offices located in Margate, New Jersey at no cost from its officers. Rent expense for the nine months ended September 30, 2001 and 2000 was $0.

NOTE 11 -     TRANSACTIONS WITH RELATED PARTIES

              The Company has an agreement with the UNTHSC through March, 2006 for the storage of the genetic material obtained using one of the Company's kits.

              Two (2) doctors associated with the UNTHSC own approximately 20,000 shares of the Company.

                                 GENELINK, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)


              The Company has established protocols with the UNTHSC whereby the UNTHSC will receive a sample in an envelope enclosed with the kit, measure the quantity to assure that enough genetic material is present, analyze the sample to extract the DNA and freeze and store the material in the refrigerated area maintained by the UNTHSC making it available for future retrieval.

              A portion of the Company's operations are conducted by Kelly/Waldron & Company in East Brunswick, New Jersey, which owns 289,333 shares of the Company. Kelly/Waldon, which provides various services to members of the pharmaceutical industry, acts as the Company's back office, receiving orders and inquiries, processing data and preparing reports for the Company. Because of the Company's limited operations and the limited availability of funds, the Company's agreement with Kelly/Waldron does not require it to make any payments to Kelly/Waldron for its services. As its business increases the Company expects to commence payment of a management fee to Kelly/Waldron on terms to be agreed upon between the parties. As of September 30, 2000 the Company owed Kelly/Waldron $20,166. The agreement expired during 2000 and no balance was due to Kelly/Waldron as of September 30, 2001.

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

Operating results for the nine-month period ended September 30, 2001 are not necessarily indicative of the results that may be expected for the full fiscal year.

LIQUIDITY AND CAPITAL RESOURCES

For the nine month period ended September 30, 2001, the Company's primary liquidity requirements have been research and development, funding of its sales and marketing efforts, the payment of compensation to officers and other employees and the payment of accounts payable. In the first nine months of 2001 the Company has raised $144,370 primarily through the issuance of common stock.

Cash and cash equivalents at September 30, 2001 amounted to $1,124 as compared to $13,804 at December 31, 2000, a decrease of $12,680. During the first nine months of 2001, the Company's operating activities utilized $177,450, as compared to $222,455 for the first nine months of 2000. Cash utilized during these periods resulted from Company's net losses for such periods.

Financing activities provided $164,770 for the nine month period ended September 30, 2001 as compared to $296,955 for the nine months ended September 30, 2000. Financing activities in the nine months ended September 30, 2001 resulted primarily from the issuance of $160,000 of Common Stock throughout the first nine months of 2001, as the Company required additional funds for working capital purposes.

The Company will require approximately $2,000,000 for research and development and to fund its sales and marketing strategy. The Company intends to raise funds through the private placement of its securities. Unless the Company can increase its revenues and increase its stock price, it is unlikely that the Company will be able to secure such financing. If the Company is not able to secure such additional required capital, it will continue to realize negative cash flow and losses and it is unlikely that it will be able to continue operations.

RESULTS OF OPERATIONS

The following table sets forth certain operating information regarding the
Company:

                                    NINE MONTH PERIOD           NINE MONTH PERIOD
                                 ENDED SEPTEMBER 30, 2001    ENDED SEPTEMBER 30, 2000
                                 ------------------------    ------------------------

                                        (UNAUDITED)                (UNAUDITED)
                                        -----------                -----------
Revenues                                 $  13,951                  $  19,192

Cost of Goods Sold                       $   1,815                  $   1,956

Net Earnings (Loss)                      $(712,601)                 $(702,932)

Net Earnings (Loss) Per Share            $   (0.05)                 $   (0.06)

The following summary table presents comparative cash flows of the Company for the nine months ended September 30, 2001 and 2000.

                                    NINE MONTH PERIOD           NINE MONTH PERIOD
                                 ENDED SEPTEMBER 30, 2001    ENDED SEPTEMBER 30, 2000
                                 ------------------------    ------------------------

                                        (UNAUDITED)                (UNAUDITED)
                                        -----------                -----------

Net cash used by
operating activities                     $ 177,450                  $ 222,455

Net cash provided (used)
by investing activities                  $       0                  $ (24,455)

Net cash provided
by financing activities                  $ 164,770                  $ 296,955

         The Company had a cash balance totaling $1,124 at September 30, 2001.

        COMPARISON OF THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2001
             TO THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2000

FINANCIAL CONDITION

Assets of the Company increased from $126,866 at December 31, 2000 to $129,504 at September 30, 2001, an increase of $2,638. This increase was primarily due to an increase in prepaid expenses from $47,072 at December 31, 2000 to $67,299 at September 30, 2001, as partially offset by a decrease in cash from $13,804 at December 31, 2000 to $1,124 at September 30, 2001.

Liabilities decreased from $825,044 at December 31, 2000 to $574,768 at September 30, 2001, a decrease of $250,276. This decrease was primarily due to reduction in Debentures payable from $448,757 at December 31, 2000 to $15,000 at September 30, 2001, as partially offset by an increase in accrued compensation from $172,318 at December 31, 2000 to $309,157 at

September 30, 2001 and an increase in accounts payable and accrued expenses from $131,997 at December 31, 2000 to $186,267 at September 30, 2001.

CURRENT YEAR PERFORMANCE AND EARNINGS OUTLOOK

Revenues. The total revenues for the nine months ended September 30, 2001 were $13,951 as compared to $19,192 for the nine months ended September 30, 2000, a decreased $5,241 or 27.3%.

Total revenues for the three months ended September 30, 2001 were $2,488 as compared to the $5,655 for the three months ended September 30, 2000, a decrease of $3,167, or 56.0%.

Expenses. Total expenses for the nine months ended September 30, 2001 were $739,030 as compared to $720,875 for the nine months ended September 30, 2000, an increase of $18,155 primarily resulting from an increase in professional fees from $78,043 for the nine months ended September 30, 2000 to $107,910 for the nine months ended September 30, 2001, and an increase in advertising and promotion expenses from $18,007 for the nine months ended September 30, 2000 to $58,248 for the nine months ended September 30, 2001, as partially offset by a decrease in interest expense from $83,621 for the nine months ended September 30, 2000 to $53,665 for the nine months ended September 30, 2001, resulting from the conversion of Debentures into common stock.

Total expenses for the three months ended September 30, 2001 were $187,520 as compared to $179,286 for the three months ended September 30, 2000, an increase of $8,234 primarily resulting from an increase in professional fees from $21,055 for the three months ended September 30, 2000 to $45,323 for the three months ended September 30, 2001 and an increase in advertising and promotion expenses from $91 for the three months ended September 30, 2000 to $29,987 for the three months ended September 30, 2001, as partially offset by a decrease in interest expense from $37,062 to for the three months ended September 30, 2000 to $375 for the three months ended September 30, 2001, resulting from the conversion of Debentures into common stock.

Losses. The Company incurred a loss of $712,601 for the nine months ended September 30, 2001 as compared to a loss of $702,932 for the nine months ended September 30, 2000, an increase of $9,669.

The Company incurred a loss of $185,484 for the three months ended September 30, 2001, as compared to a loss of $173,648 for the three months ended September 30, 2000, an increase of $11,776.

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

                                 GENELINK, INC.
                             ---------------------
                                  (Registrant)






Date: November 12, 2000                  By:      /s/ John R. DePhillipo
                                            -----------------------------------
                                            John R. DePhillipo, Chief Executive
                                                   Officer and President