Form 10KSB
period 2001-12-31
GENELINK INC
filed 2002-03-25
CIK 941020

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

                        ANNUAL REPORT FOR THE FISCAL YEAR
                             ENDED DECEMBER 31, 2001

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

                               Title of each class

                          Common Stock, $.01 par value

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or amendment to this form 10-KSB. [X]



         State issuer's revenues for its most recent fiscal year. $16,930.

         State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act). $7,373,000.

         APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


                  Number of Shares of Common Stock
                  Outstanding on March 1, 2001                16,856,410

         Transitional Small Business Disclosure Format        Yes ___  No X


         Statements in this Annual Report on Form 10-KSB may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements involve a number of risks, uncertainties and other factors that could cause actual results to differ materially from those projected in such statements.

                                TABLE OF CONTENTS

         PART I                                                                                             PAGE
                                                                                                            ----
         Item 1.           Business...........................................................................4
         Item 2.           Properties........................................................................14
         Item 3.           Legal Proceedings.................................................................14
         Item 4.           Submission Of Matters To A Vote Of Security Holders...............................14

         PART II

         Item 5.           Market For Registrant's Common Equity And
                           Related Stockholder Matter........................................................15
         Item 6.           Management's Discussion And Analysis Of
                           Financial Condition And Results Of Operations.....................................16
         Item 7.           Financial Statements and Supplementary Data.......................................19
         Item 8.           Changes in and Disagreements With Accountants on Accounting
                           and Financial Disclosure..........................................................40

         PART III

         Item 9.           Directors and Executive Officers of the Registrant ...............................40
         Item 10.          Executive Compensation............................................................40
         Item 11.          Security Ownership of Certain Beneficial Owners and Management....................40
         Item 12.          Certain Relationships and Related Transactions....................................40

         PART IV.

         Item 13.          Exhibits, Financial Statement Schedules, and Reports on Form 8-K..................40

ITEM 1.  DESCRIPTION OF BUSINESS.

GENERAL

         We are a publicly-held Pennsylvania corporation listed on the NASDAQ OTC Bulletin Board trading under the symbol "GNLK." We are a bioscience company and were organized to offer to the public the safe collection and preservation of a family's DNA material for later use by the family to identify and potentially prevent inherited diseases. Most recently we have created a breakthrough methodology for SNPs based (single nucleotide polymorphisms) genetic profiling (patents pending) and will soon license these proprietary assessments to companies that manufacture or market to the $100 Billion plus nutraceutical, personal care, skin care and weight-loss industries.

         We have never achieved a profit, having realized net losses each year, including losses of $920,491 in 1999, $895,844 in 2000 and $882,578 in 2001.
There can be no assurance that we will ever realize significant sales or become profitable.

         We were founded in response to the explosion of information being generated in the field of human molecular genetics. Scientists are discovering an increasing number of connections between genes and specific diseases. These findings are a direct result of the National Institutes of Health Genome Project, which has as its goal the total mapping of the human genome by the year 2005. Doctors and scientists have known for years that many individuals and their family members are predisposed to certain diseases. This inherited disposition is contained within DNA. DNA, the hereditary material of life, is contained in all of the genes which make up who we are. If one of these genes is defective it can cause disease. The ability to diagnose genetic disease has greatly expanded over the past ten years. In decades past, once a family member becomes deceased, the opportunity to know whether living family members have inherited defective genes was lost forever. Future generations could not benefit from the DNA store of knowledge. For this reason, we have created a DNA banking service which stores one's genes through the collection and preservation of pure DNA. Our DNA bank is located at the University of North Texas Health Science Center in Fort Worth, Texas a 105 year old medical facility. This DNA can be used to establish whether or not the disease or disorder that caused death was genetic in origin. As researchers continue to identify diseases linked to defective genes, living family members can use the stored DNA to discover if they are at risk for certain diseases such as cancer. DNA banking shifts the emphasis from diagnosis and treatment, to disease prediction and prevention. It allows future generations to access their family genetic history. In addition, our expansion into the bioscience field with its innovative genetic profiles will help companies create and deliver more effective products - personalized wellness and `quality of life' products tailored to their customer's individual needs - based on the science of genetics, thereby allowing the consumer to determine what vitamin supplements or skin-care products are best for their individual needs.

THE PRODUCT

         We have developed and received a patent on a non-invasive DNA Collection Kit(R) for the collection of DNA specimens of our clients. No licensing or training is necessary for the collection by a client of his or her DNA specimen. The DNA Collection Kit(R) consists of six swabs and an envelope for mailing. The collection process is self administered and non-invasive (the DNA specimen is obtained by scraping the inside of the cheek) and takes less than five minutes to complete. The collection kit is bar-coded for tracking and to ensure complete confidentiality. For the purpose of DNA banking, the client forwards the swabs to the University of North Texas Health Science Center (the "Health Science Center") and completes and forwards a data form to us. Specimens can be collected during an individual's lifetime or up to 36 to 40 hours after death. The Health Science Center will store the DNA specimen for 75 year intervals. Upon a client's request, and upon the payment of a retrieval fee, the stored DNA specimen can be retrieved and sent to a laboratory for testing. More than one test can be made on the same DNA specimen.

Our genetic profiling will utilize our patented DNA Collection Kit(R) for the extraction of DNA to be forwarded in self-addressed mailers to our lab for the analyzation of SNP's extracted from the DNA to provide each customer with a personalized genetic assessment to have a nutritional or skin-care regimen specifically customized to support their unique genetic profile.

AFFILIATES

         GeneLink's DNA Banking: We have an agreement with the Health Science Center through March 2006 for the storage of the genetic material obtained using our DNA Collection Kit(R). The Health Science Center will continue to store any DNA specimens after such date for the balance of the 75 year storage period, but after March 2006 will no longer be obligated to receive and store any additional DNA specimens. We have established procedures with the Health Science Center whereby the Health Science Center will receive a sample in an envelope enclosed with the DNA Collection Kit(R). The Health Science Center will then analyze the sample to determine the quantity and quality of the DNA to insure that enough genetic material is present, extract and store the pure DNA in a frozen state.

         GeneLink biosciences business: We have entered into an agreement with Orchid BioSciences, Inc. pursuant to which Orchid will perform SNPs genotyping of samples provided by us for any genetics-based products that we may develop. We have entered into an agreement with Garden State Nutritionals, Inc., a division of Vitaquest International, to create a new class of customized vitamin and nutritional formulations based upon our SNPs based genetic profiling tests. We do not sell vitamin supplements or skin care products. We will license others to do that.

MARKETING

         DNA Banking: Since our inception, we have considered a number of alternatives for the marketing of our DNA Collection Kits(R). Because of our limited financial resources and the size of our staff, we have elected to concentrate our marketing activities for DNA banking in the funeral home or death-care industry. Our strategy in capturing the death-care industry is to reach the individual funeral home and cremation locations, whether corporate-owned or independently operated, through our own servicing representatives. The funeral home provides the last chance opportunity to collect the DNA of a loved one. The sales approach currently undertaken by us is to have the funeral home or cremation facility collect the DNA specimen with the permission of the representative of the deceased, or the deceased if agreed to prior to death, as part of the pre-need package sold to the deceased, and send the swabs directly to the Health Science Center for DNA extraction and storage. The Health Science Center sends us the certificate guaranteeing the DNA storage for 75 years, and we send the certificate back to the funeral home or cremation facility to be used as a sales tool for its pre-need sales.

         Our bioscience marketing is through alliances with Arch Chemical and Garden State Nutritionals who will sell vitamin supplements and skin care products to their customers.

INTELLECTUAL PROPERTY

         We have received a patent on our method of DNA gathering (Patent #6,291,171). There is no assurance that the patent will prevent others from gathering DNA in a similar manner. We have received trademark protection for our name and logo and for the name "DNA Collection Kit(R)."

         We have filed a series of U.S. patent applications relating to its DNA Collection Kit(R) and methods for assessing a human subject's susceptibility to various medical conditions, including oxidative damage, osteoporosis and other bone density disorders and obesity and for methods of selecting and measuring the dosage of preventative agents for such conditions. There can be no assurance that we will receive patent protection on our methods or procedures. We are negotiating licensing these proprietary assessments to companies that manufacture or market to the $100 billion plus nutraceutical, personal care, skin care, and weight-loss industries.

         Our innovative "gene profiles" now offer companies the information they need to create and sell more effective products - unique wellness and `quality of life' products tailored to their customer's individual needs - based on the science of genetics. No longer will people be forced to speculate, guess or use trial and error to determine which nutritional supplements or skin-care products are best for them. For the first time, by simply swabbing the inside of one's mouth (using our patented DNA Collection Kit(R)) and sending the collected sample to our laboratories - people can be directed to personalized products - specifically formulated to help compensate for predicted deficiencies.

GENELINK BIOSCIENCES - OXIDATIVE STRESS PROFILES:

         The Oxidative Stress (OS) Profile (patent pending) provides a means of predicting an individual's inherent genetic capacity to combat oxidative stress. The profile can measure a person's potential to efficiently control oxygen free radical damage, eliminate hydrogen peroxide, protect and repair oxidized phospholipids and destroy harmful environmental compounds.

         This profile information will enable nutritional and skin care companies to recommend a specific and targeted regime of antioxidant vitamins, nutrients or skin-care formulations that have been specifically designed to compensate for predicted deficiencies. Thus, the OS profile can be used to make rational choices to help optimize nutritional and skin care needs to provide the best of health and appearance.

         The profile examines genes of the OS family for the existence of single nucleotide polymorphisms (SNPs). These SNPs exist as naturally occurring variations in genes in the human population. Many genes exhibit just a single nucleotide difference that can result in a single amino acid substitution in the protein that is encoded by that gene. If such a protein is an OS enzyme, it may be less efficient in enzymatic activity, in which case oxidative damage to cellular proteins and DNA accumulates over time. It appears that some tissues are more vulnerable than are others to oxidative stress. SNPs in other oxidative stress genes have been associated with heart disease, cancer, neurological degeneration and aging.

         A search for SNPs has the advantage of identifying genetic variations that reduce antioxidant defense capacity. It can detect changes that are life-long and predicted to chronically affect the ability to defend against oxidative stress, aging and age related disease. Genetic profiling information based on SNPs analyses can be used to design appropriate antioxidant vitamin, nutrient and skin-care formulations that are specifically tailored to each individual.

OXIDATIVE STRESS FOR SKIN HEALTH AND AGING PROFILE

         Now, by simply swabbing the inside of one's mouth and sending the collected sample to our laboratories, a person can have a skin or personal care formulation specifically designed to compensate for associated deficiencies.

         Currently, when a person sees wrinkles or lines, they begin to apply a variety of products and creams that contain antioxidants such as retinoids. This approach is only partially effective because it typically begins only after the signs of aging have appeared. A much better strategy is to predict the aging of the skin and initiate a therapy that is designed to match the individual's genetic pattern and genetic risk of skin aging. Additionally, individuals with moderate or high risk of oxidative stress could be encouraged to initiate a therapy much earlier - even before outward signs of skin aging.

         Our OS gene test for skin aging (Patent Pending) is designed to measure SNPs, which are small variations in DNA. The test looks for SNPs in several key OS genes that are associated with oxidative stress. Test results can be used to guide consumers to skin therapies or skin products containing unique active ingredients and formulations designed to help alleviate specific oxidative stress deficiencies in the skin.

OBESITY SUSCEPTIBILITY PROFILE

         Obesity is a condition that affects over 70 million Americans, more than one-third of all adults and one in five children. It is considered an important risk factor that can lead to the development of diabetes, hypertension and cardiovascular disease. Obesity also increases one's risk of developing conditions such as high blood pressure, diabetes, heart disease, stroke, gall bladder disease and cancer of the breast, prostate and colon. Some people are more susceptible to obesity than others.

         Our genetics based obesity test (Patent Pending) is designed to look for SNPs in several key genes that are associated with obesity. The test provides a score that can be used as a guide to determine what level of intervention or therapy would be helpful to combat or prevent the problems associated with obesity.

OSTEOPENIA SUSCEPTIBILITY PROFILE

         Osteopenia is a condition that often leads to osteoporosis - a disease characterized by low bone density. The World Health Organization formed a committee in 1994 to define osteoporosis and created four diagnostic categories:
Normal, Osteopenia, Osteoporosis, and Established Osteoporosis. Osteoporosis is responsible for 1.5 million fractures each year including fractures of the vertebrae, forearms, wrists and hips. According to the National Osteoporosis Foundation, 1 in 3 women and at least 1 in 12 men will develop osteoporosis during their lifetime.

         Our Osteopenia gene test (Patent Pending) looks for SNPs in several key genes that are associated with bone density. Since osteoporosis can develop undetected for decades, this test can be a very important tool to help determine the future risk for fractures and related clinical conditions such as spinal column compression and bone breaks with or without falls. Our Osteopenia Susceptibility Assessment can be a very useful guide to early interventions or therapies that help combat or prevent the condition.

AFFILIATIONS

         We have entered into an agreement with Orchid BioSciences, Inc. pursuant to which Orchid will perform SNPs genotyping of samples provided by us for any genetics-based products that we may develop.

         We have entered into an agreement with Garden State Nutritionals, Inc,. a division of Vitaquest International, to create a new class of customized vitamin and nutritional formulations based upon our SNPs based genetic profiling tests.

GOVERNMENT REGULATION

         Pursuant to a letter dated January 23, 1996, the Food and Drug Administration has determined that our kit is a device, but is not subject to active regulations by the Center for Devices and Radiological Health. However, any change in the current regulations could result in the kit becoming a regulated device.

INTELLECTUAL PROPERTY

         In September 2001, we received a patent, Patent #6,291,171 on our method of DNA gathering. We have received trademark protection for our name and logo and for the name "DNA Collection Kit(R)."

EMPLOYEES AND LABOR RELATIONS

         We consider our labor relations to be good, and none of our employees is covered by a collective bargaining agreement. As of December 31, 2001, we employed a total of 11 people, 4 on a full time basis, in the following areas:

Category                                                     Number of                   Full Time
--------                                                     Employees                   Employees
                                                             ----------                  ---------
Sales and marketing................................             4                          4

Business Development...............................             2                          2
General and administration, including
         customer service..........................             1                          1
Lab Director and Scientists at the
         Health Science Center.....................             3                          0
Consultants .......................................             11                         0

                                   COMPETITION

         DNA Banking: DNA collection and banking is offered on a regional basis by hospitals and laboratories throughout the United States. To the best of our knowledge, its other competitor which targets the funeral home industry is DNA Analysis, Inc. However, DNA Analysis, Inc.'s product is more expensive to the funeral home than our product, involves an invasive collection procedure (the drawing of blood with a needle), and is stored at funeral homes and laboratories of the owners. The DNA collected with our kit is extracted via swabs and stored at the Health Science Center. The advantage to storage at the Health Science Center is that the client can feel confident that the Health Science Center, which is located at a university with over a 100 year history, will continue to exist throughout the term of the storage agreement. Most funeral homes and laboratories owned by funeral homes do not have a comparable history or standing in the community.

         Neither us nor DNA Analysis, Inc. nor any other company, has realized any significant market penetration. Methods of competition include sales through funeral homes and hospitals and marketing directly to consumers.

         Biosciences: We believe that we are the only company to utilize genetic profiling using SNPs markers to customize nutrition and skin-care products. We believe that we are the only company in this business and know of no other competition at this time.


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

WE HAVE A HISTORY OF LOSSES AND EXPECT CONTINUED LOSSES FOR THE FORESEEABLE FUTURE.

         We commenced operations in 1994. We have incurred significant losses to date and our revenues have been limited. Our expenses have exceeded revenues in each year since inception. Given our planned levels of operating expenses, we expect to continue to incur losses for the foreseeable future. Our accumulated deficit as of December 31, 2001 was $4,718,395. We incurred a net loss of approximately $882,578 for the fiscal year ended December 31, 2001. Our expenses have consisted principally of research and development and of general and administrative expenses incurred while building our business infrastructure. We expect to continue to experience significant operating losses in the future as we continue our research and development efforts and expand our marketing and sales force in an effort to commercialize our products and services. We plan to increase our operating expenses in anticipation of increasing revenues. If our revenue growth is slower than we anticipate or our operating expenses exceed our expectations, our losses will significantly increase. Even if we were to achieve profitability, we may not be able to sustain or increase our profitability on a quarterly or annual basis.

IF ETHICAL AND OTHER CONCERNS SURROUNDING THE USE OF GENETIC INFORMATION BECOME WIDESPREAD, WE MAY HAVE LESS DEMAND FOR OUR PRODUCTS.

         Genetic testing has raised ethical issues regarding confidentiality and the appropriate uses of the resulting information. For these reasons, governmental authorities may call for limits on or regulation of the use of genetic testing or prohibit testing for genetic predisposition to certain conditions, particularly for those that have no known cure. Any of these scenarios could reduce the potential markets for our DNA banking services.

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

ITEM 3.  LEGAL PROCEEDINGS

         On February 15, 2000, a Petition for Cancellation was filed in the United States Patent and Trademark Office Before the Trademark Trial and Appeal Board, No. 30, 200 for the cancellation of our Trademark Registration No. 1,956,014 that was granted on February 13, 1996 to us for DNA testing and storage of DNA material for medical diagnostics and identity testing. The Petitioner is a company in the State of New York by the name of GENELINK, INC., which believes it is damaged by said Trademark Registration. The litigation is in the discovery stage.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

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

                1999                             High              Low
                ----                             ----              ---
                1st Quarter                      $1.47             $0.50
                2nd Quarter                      $0.88             $0.25
                3rd Quarter                      $0.63             $0.18
                4th Quarter                      $0.53             $0.12

                2000                             High              Low
                ----                             ----              ---
                1st Quarter                      $0.74             $0.10
                2nd Quarter                      $0.50             $0.19
                3rd Quarter                      $0.51             $0.25
                4th Quarter                      $0.50             $0.17

                2001                             High              Low
                ----                             ----              ---
                1st Quarter                      $0.44             $0.26
                2nd Quarter                      $0.34             $0.22
                3rd Quarter                      $0.45             $0.19
                4th Quarter                      $0.97             $0.25

         As of March 1, 2002, there were 123 holders of record of our common stock. We have never paid dividends and do not anticipate paying any dividends in the future. We anticipate that we will retain all future revenues for working capital purposes.

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

RECENT SALES OF UNREGISTERED SECURITIES.

         We issued 796,500 and 360,000 common shares of stock for consulting services rendered to us valued at $289,180 and $83,138 for the years ended December 31, 2001 and 2000, respectively. These shares were issued in reliance upon Rule 506 of Regulation D under the Securities Act of 1933.

         During the year ended December 31, 2001, we issued 1,513,334 shares of common stock and 1,513,334 warrants to purchase common stock for cash consideration of $520,000. These shares were issued in reliance upon Rule 506 of Regulation D under the Securities Act of 1933.

         We issued 465,000 shares of common stock as additional consideration for Debenture Notes Payable valued at $126,641 during the year ended December 31, 2000. These shares were issued in reliance upon Rule 506 of Regulation D under the Securities Act of 1933.

         We converted $485,000 of Debenture Notes Payable and $36,690 of accrued interest into 1,554,494 common shares of stock valued at $521,691 at the date of conversion during the year ended December 31, 2001. These shares were issued in reliance upon Rule 506 of Regulation D under the Securities Act of 1933. We converted $115,000 of Debenture Notes Payable into 479,721 common shares of stock valued at $122,684 at the date of conversion during the year ended December 31, 2000. These shares were issued in reliance upon Rule 506 of Regulation D under the Securities Act of 1933.

         Certain of our Officers exercised Options in 2000 to purchase 1,000,000 shares of common stock. These shares were issued in reliance upon Rule 506 of Regulation D under the Securities Act of 1933. The Company received cash proceeds of $10,000 for one hundred thousand, $.10 Options. Six hundred thousand $.10 Options valued at $60,000 offset accrued compensation due to an officer and three hundred thousand, $.20 Options, valued at a fair market price of $.28 at the exercise date, were recorded as additional subscriptions receivable and as compensation expense to an officer in the amount of $60,000 and $24,360, respectively.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS.

                              RESULTS OF OPERATIONS

COMPARISON OF FISCAL YEAR ENDED DECEMBER 31, 2001 TO FISCAL YEAR ENDED DECEMBER 31, 2000.

         Assets. Our assets increased from $126,866 at December 31, 2000 to $365,392 at December 31, 2001, an increase of $238,526. This increase was primarily due to an increase in cash from $13,801 at December 31, 2000 to $121,434 at December 31, 2001 and an increase in prepaid expenses from $47,072 at December 31, 2000 to $152,878 at December 31, 2001.

         Liabilities. Our liabilities decreased from $825,044 at December 31, 2000 to $516,216 December 31, 2001, a decrease of $308,828. This decrease in liabilities was primarily due to a reduction in Notes Payable from $448,757 at December 31, 2000 to $0 at December 31, 2001 resulting from the conversion of Notes Payable into Common Stock of the Company upon maturity, as partially offset by an increase in accrued compensation from $172,318 at December 31, 2000 to $357,807 at December 31, 2001, resulting from officers of the Company deferring payment of salaries to officers.

         Losses. We incurred a loss of $882,578 for the fiscal year ended December 31, 2001, as compared to a loss of $895,844 for the fiscal year ended December 31, 2000, a decrease of $13,266.

         Revenues. Our total revenues for the fiscal year ended December 31, 2001 were $16,930, compared to $37,324 for the fiscal year ended December 31, 2000, a decrease of $20,394. This decrease in revenues is primarily due to a decrease in emphasis on the Company's DNA banking business and an increase in emphasis on starting its nutraceuticals business.

         Expenses. Total expenses for fiscal year ended December 31, 2001 were $911,583, a decrease of $19,046 from our total expenses of $930,629 for the fiscal year ended December 31, 2000. Decreased expenses are primarily due to a decrease in interest expense from $168,179 for 2000 to $53,057 for 2001 resulting from conversion of Notes Payable into Common Stock, as partially offset by an increase in general and administrative expenses from $594,081 in 2000 to $654,942 in 2001, resulting from expenses associated with the initiation of the Company's nutraceuticals business.

COMPARISON OF FISCAL YEAR ENDED DECEMBER 31, 2000 TO DECEMBER 31, 1999.

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

         Expenses. Total expenses for fiscal year ended December 31, 2000 were $930,629, an increase of $15,915 from our total expenses of $914,714 for the fiscal year ended December 31, 1999. Increased expenses are primarily due to an increase in professional fees from $46,288 for the fiscal year ended December 31, 1999 to $100,939 for the fiscal year ended December 31, 2000, an increase in selling, general and administrative expenses from $529,964 for the fiscal year ended December 31, 1999 to $594,081 for the fiscal year ended December 31 2000 and an increase in interest expense from $87,794 for the fiscal year ended December 31, 1999 to $168,179 for the fiscal year ended December 31, 2000, as partially offset by a decrease in consulting expense from $208,784 in 1999 to $48,434 in 2000. The increase in interest expense primarily resulted from the issuance by the company of $350,000 of Debenture Notes in the fiscal year ended December 31, 2000.

Liquidity and Capital Resources

         Our primary liquidity requirement has been the implementation and funding of our sales and marketing efforts and the payment of compensation to our officers. For 2002, our primary liquidity requirement will be the funding of our research and development efforts and the funding of our sales and marketing efforts.

         Cash and Cash Equivalents. On December 31, 2001, our cash and cash equivalents amounted to $121,434 as to compared to $13,804 at December 31, 2000, an increase of $107,630. During 2001, our operating activities utilized $189,792 as compared to utilizing $315,133 in 2000. Cash utilized during these periods resulted from our net losses for such periods.

         Investing activities utilized $80,739, in 2000, as compared to utilizing $23,120 in 2000. Financing activities provided $378,161 in 2001, as compared to $346,080 in 2000, primarily through the issuance common stock and warrants.

         We will require approximately $1,000,000 to fund our sales and marketing efforts and to fund our research and development efforts for fiscal year 2002. We intend to raise funds through one or more private placements of securities. Unless we can increase our revenues and increase our stock price, it is not likely that we will be able to secure such financing. If we are unable to secure such additional required capital, we will continue to realize negative cash flow and losses and it is unlikely that we will be able to implement our sales and marketing strategy or to fund our research and development programs.

ITEM 7.  FINANCIAL STATEMENTS

                          INDEX TO FINANCIAL STATEMENTS

                                                                       PAGE
                                                                       ----
Independent Auditors' Report                                              20

Financial Statements

     Balance Sheets                                                       21

     Statements of Operations                                             22

     Statements of Changes in Stockholders' Equity (Deficit)              23

     Statements of Cash Flows                                          24-25

Notes to Financial Statements                                          26-39

                          INDEPENDENT AUDITORS' REPORT

GeneLink, Inc.
Margate, New Jersey

We have audited the accompanying balance sheets of GeneLink, Inc. as of December 31, 2001 and 2000, and the related statements of operations, changes in stockholders' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We have conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of GeneLink, Inc. as of December 31, 2001 and 2000 and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

                                            SIEGAL & DROSSNER, P.C., CPA's
                                            CERTIFIED PUBLIC ACCOUNTANTS
                                            PHILADELPHIA, PENNSYLVANIA

January 24, 2002

                                                                  GENELINK, INC.
                                                                  BALANCE SHEETS

DECEMBER  31,                                                                        2001                        2000
                                                                                  -----------                 -----------
ASSETS
Cash                                                                              $   121,434                 $    13,804
Accounts receivable                                                                     1,448                       2,324
Inventory                                                                              10,089                      10,358
Prepaid expenses                                                                      152,878                       7,072
                                                                                  -----------                 -----------
         Total current assets                                                         285,849                      73,558

Property and equipment                                                                 55,662                      50,378
Other assets                                                                           23,881                       2,930
                                                                                  -----------                 -----------
                                                                                  $   365,392                 $   126,866
                                                                                  -----------                 -----------
LIABILITIES

Accounts payable & accrued expenses                                               $    88,816                 $   131,997
Accrued payroll taxes                                                                  11,593                       4,960
Accrued interest payable                                                                    0                      23,782
Current maturities of long-term debt                                                        0                     448,757
                                                                                  -----------                 -----------
         Total current liabilities                                                    100,409                     609,496
                                                                                  -----------                 -----------

Accrued compensation                                                                  357,807                     172,318
Loans payable affiliates                                                               58,000                      43,230
                                                                                  -----------                 -----------
                                                                                      415,807                     215,548
                                                                                  -----------                 -----------
STOCKHOLDERS' EQUITY (DEFICIT)

Common stock, $.01 par value, 75,000,000 shares authorized
16,801,590 and 12,917,262 shares issued, 16,705,410 and 12,821,082
outstanding as of December 31, 2001 and 2000, respectively                            168,015                     129,172
Treasury stock, 96,180 shares                                                        (109,860)                   (109,860)
Additional paid in capital                                                          5,279,271                   4,336,631
Stock subscriptions receivable                                                       (920,189)                   (818,304)
Stock warrants                                                                        350,334                           0
Deferred compensation                                                                (200,000)                   (400,000)
Accumulated deficit                                                                (4,718,395)                 (3,835,817)
                                                                                  -----------                 -----------
                                                                                     (150,824)                   (698,178)
                                                                                  -----------                 -----------
                                                                                  $   365,392                 $   126,866
                                                                                  -----------                 -----------

    THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE FINANCIAL STATEMENTS.

                                                                  GENELINK, INC.
                                                        STATEMENTS OF OPERATIONS

YEARS ENDED DECEMBER 31,                                                              2001                        2000
                                                                                  ------------                 ------------
REVENUE                                                                           $     16,930                 $     37,324

COSTS OF GOODS SOLD                                                                      1,935                        2,539
                                                                                  ------------                 ------------

GROSS PROFIT                                                                            14,995                       34,785
                                                                                  ------------                 ------------

EXPENSES
         Selling, general & administrative                                             654,942                      594,081
         Consulting                                                                     53,525                       48,434
         Professional fees                                                             103,832                      100,939
         Advertising & promotion                                                        41,235                       15,577
         Amortization & depreciation                                                     4,992                        3,419
                                                                                  ------------                 ------------
                                                                                       858,526                      762,450
                                                                                  ------------                 ------------

INTEREST EXPENSE                                                                        53,057                      168,179
                                                                                  ------------                 ------------

NET LOSS BEFORE EXTRAORDINARY ITEM                                                    (896,588)                    (895,844)

EXTRAORDINARY ITEM-FORGIVENESS OF DEBT                                                  14,010                            0
                                                                                  ------------                 ------------

NET LOSS BEFORE PROVISION FOR INCOME TAXES                                            (882,578)                    (895,844)

PROVISION FOR INCOME TAXES                                                                   0                            0
                                                                                  ------------                 ------------

NET LOSS                                                                          $   (882,578)                $   (895,844)
                                                                                  ------------                 ------------

NET LOSS PER SHARE, BASIC & DILUTED                                               $      (0.06)                $      (0.08)
                                                                                  ------------                 ------------

Weighted average common shares and diluted potential common shares                  14,766,515                   11,895,842
                                                                                  ------------                 ------------

    THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE FINANCIAL STATEMENTS.

                                                                  GENELINK, INC.
                         STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
                                          YEARS ENDED DECEMBER 31, 2001 AND 2000


----------------------------------------------------------------------------------------------------------------------------------
                                                                                                      ADDITIONAL        STOCK
                                                               COMMON STOCK               TREASURY     PAID ON      SUBSCRIPTIONS
                                                               # OF SHARES      AMOUNT    STOCK        CAPITAL        RECEIVABLE
                                                               -----------      ------    -----        -------        ----------
BALANCE AT JANUARY 1, 2000                                       10,612,541   $106,126   $(109,860)    $3,814,731       $(694,947)

FAIR VALUE OF VESTED STOCK OPTIONS                                        0          0           0             0                0

EXERCISE OF OPTIONS FOR COMMON STOCK                              1,000,000     10,000           0       144,360         (60,000)

ISSUANCE OF COMMON STOCK FOR SERVICES                               360,000      3,600           0        79,538                0

FAIR VALUE OF OPTIONS GRANTED FOR CONSULTING SERVICES
                                                                          0          0           0        11,326                0
ISSUANCE OF COMMON STOCK-ADDITIONAL CONSIDERATION FOR
DEBENTURES                                                          465,000      4,649           0       121,992                0

CONVERSION OF DEBT TO COMMON STOCK                                  479,721      4,797           0       117,887                0

ISSUANCE / REPAYMENTS OF STOCKHOLDERS SUBSCRIPTIONS
RECEIVABLES (NET OF PAYMENTS)                                             0          0           0             0          (16,560)

INTEREST ACCRUED ON SUBSCRIPTIONS RECEIVABLE                              0          0           0        46,797          (46,797)


NET LOSS                                                                  0          0           0             0                0
----------------------------------------------------------------------------------------------------------------------------------

BALANCE AT DECEMBER 31, 2000                                     12,917,262   $129,172   $(109,860)   $4,336,631        $(818,304)

FAIR VALUE OF VESTED STOCK OPTIONS                                        0          0           0             0                0

EXERCISE OF OPTIONS FOR COMMON STOCK                                 20,000        200           0         1,800                0

ISSUANCE OF COMMON STOCK AND STOCK WARRANTS PURSUANT TO
PRIVATE PLACEMENT OFFERINGS                                       1,513,334     15,133           0       154,533                0

ISSUANCE OF COMMON STOCK FOR SERVICES                               796,500      7,965           0       211,106                0

FAIR VALUE OF OPTIONS GRANTED FOR CONSULTING SERVICES                     0          0           0        16,570                0

CONVERSION OF DEBENTURES AND ACCRUED INTEREST TO COMMON STOCK     1,554,494     15,545           0       506,146                0

ISSUANCE / REPAYMENTS OF STOCKHOLDERS SUBSCRIPTIONS
RECEIVABLES (NET OF PAYMENTS)                                             0          0           0             0          (49,400)

INTEREST ACCRUED ON SUBSCRIPTIONS RECEIVABLE                              0          0           0        52,485          (52,485)

NET LOSS                                                                             0           0             0                0
----------------------------------------------------------------------------------------------------------------------------------

BALANCE AT DECEMBER 31, 2001                                     16,801,590   $168,015   $(109,860)   $5,279,271        $(920,189)
----------------------------------------------------------------------------------------------------------------------------------

---------------------------------------------------------------------------------------------------------------------

                                                                   STOCK        DEFERRED       ACCUMULATED
                                                                  WARRANTS    COMPENSATION      DEFICIT         TOTAL
                                                                  --------    ------------      -------         -----
BALANCE AT JANUARY 1, 2000                                              $0       $(600,000)    $(2,939,973) $(423,923)

FAIR VALUE OF VESTED STOCK OPTIONS                                       0         200,000               0    200,000

EXERCISE OF OPTIONS FOR COMMON STOCK                                     0               0               0     94,360

ISSUANCE OF COMMON STOCK FOR SERVICES                                    0               0               0     83,138

FAIR VALUE OF OPTIONS GRANTED FOR CONSULTING SERVICES                    0               0               0     11,326

ISSUANCE OF COMMON STOCK-ADDITIONAL CONSIDERATION FOR
DEBENTURES                                                               0               0               0    126,641

CONVERSION OF DEBT TO COMMON STOCK                                       0               0               0    122,684

ISSUANCE / REPAYMENTS OF STOCKHOLDERS SUBSCRIPTIONS
RECEIVABLES (NET OF PAYMENTS)                                            0               0               0    (16,560)

INTEREST ACCRUED ON SUBSCRIPTIONS RECEIVABLE                             0               0               0          0


NET LOSS                                                                 0               0        (895,844)  (895,844)
---------------------------------------------------------------------------------------------------------------------

BALANCE AT DECEMBER 31, 2000                                            $0       $(400,000)    $(3,835,817) $(698,178)

FAIR VALUE OF VESTED STOCK OPTIONS                                       0         200,000               0    200,000

EXERCISE OF OPTIONS FOR COMMON STOCK                                     0               0               0      2,000

ISSUANCE OF COMMON STOCK AND STOCK WARRANTS PURSUANT TO
PRIVATE PLACEMENT OFFERINGS                                        350,334               0               0    520,000

ISSUANCE OF COMMON STOCK FOR SERVICES                                    0               0               0    219,071

FAIR VALUE OF OPTIONS GRANTED FOR CONSULTING SERVICES                    0               0               0     16,570

CONVERSION OF DEBENTURES AND ACCRUED INTEREST TO COMMON STOCK            0               0               0    521,691

ISSUANCE / REPAYMENTS OF STOCKHOLDERS SUBSCRIPTIONS
RECEIVABLES (NET OF PAYMENTS)                                            0               0               0    (49,400)

INTEREST ACCRUED ON SUBSCRIPTIONS RECEIVABLE                             0               0               0          0

NET LOSS                                                                 0               0        (882,578)  (882,578)
---------------------------------------------------------------------------------------------------------------------

BALANCE AT DECEMBER 31, 2001                                      $350,334       $(200,000)    $(4,718,395) $(150,824)
---------------------------------------------------------------------------------------------------------------------

    THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE FINANCIAL STATEMENTS.

                                                                  GENELINK, INC.
                                                        STATEMENTS OF CASH FLOWS

YEAR ENDED DECEMBER 31,                                                                     2001                      2000
                                                                                          ---------                 ---------
CASH FLOWS FROM OPERATING ACTIVITIES

Net loss                                                                                  $(882,578)                $(895,844)
Adjustments to reconcile net loss to net cash used in operating activities
         Depreciation and amortization                                                        4,992                     3,419
         Amortization of bond discount                                                       36,243                   134,062
         Fair value of compensation related to vested options                               200,000                   200,000
         Compensation on options exercised                                                        0                    24,360
         Options exercised by reducing accrued compensation                                       0                    60,000
         Common stock issued for services                                                   289,180                    83,138
         Fair value of options granted for consulting services                              105,070                    11,326
         Accrued interest-on subordinated debt converted to common stock                          0                    12,123
         Changes in operating assets and liabilities
                  Accounts receivable                                                           876                    (1,216)
                  Inventory                                                                     269                       517
                  Prepaid expenses                                                         (105,806)                  (34,294)
                  Deposits                                                                      112                       800
                  Accounts payable & accrued expenses                                       (43,181)                   36,467
                  Accrued payroll taxes                                                       6,633                   (12,166)
                  Accrued interest                                                           12,909                    17,599
                  Accrued compensation                                                      185,489                    44,576
                                                                                          ---------                 ---------

Net cash used in operating activities                                                      (189,792)                 (315,133)
                                                                                          ---------                 ---------
CASH FLOWS FROM INVESTING ACTIVITIES

         Capital expenditures                                                                (9,326)                   (2,120)
         Patent acquisition costs                                                           (22,013)                        0
         Increase in subscriptions receivable                                               (49,400)                  (21,000)
                                                                                          ---------                 ---------

         Net cash used in investing activities                                            $ (80,739)                $ (23,120)
                                                                                          ---------                 ---------

    THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE FINANCIAL STATEMENTS.

                                                                  GENELINK, INC.
                                                        STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 31,                                                                       2001                    2000
                                                                                             --------                --------
CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds from loans and notes payable                                                     $ 14,770                $ 12,730
   Proceeds from debentures issued (net of related fees)                                            0                 323,350
   Proceeds relating to issuance of common stock (net)                                        361,391                  10,000
   Proceeds from exercise of stock options                                                      2,000                       0
                                                                                             --------                --------

Net cash provided by financing activities                                                     378,161                 346,080
                                                                                             --------                --------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                                     107,630                   7,827

Cash and cash equivalents, beginning of year                                                   13,804                   5,977
                                                                                             --------                --------

Cash and cash equivalents, end of year                                                       $121,434                $ 13,804
                                                                                             --------                --------
SUPPLEMENTARY CASH FLOW INFORMATION

Income taxes paid                                                                                   0                       0
Interest paid                                                                                       0                       0

NON-CASH FINANCING TRANSACTIONS:
  Conversion of debt and accrued interest to equity                                           504,266                 115,000
  Increase in subscriptions receivable - officer cashless exercise of options                       0                  60,000
 Stock issued related to debenture financing                                                        0                 126,641
  Accrued interest on subscriptions receivable                                                 52,485                  46,797

    THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE FINANCIAL STATEMENTS.

                                                                  GENELINK, INC.
                                                   NOTES TO FINANCIAL STATEMENTS

1 - DESCRIPTION OF
    ORGANIZATION
    AND SUMMARY OF
    SIGNIFICANT
    ACCOUNTING
    POLICIES

                  GOING CONCERN

                  The Company's financial statements are prepared using generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company incurred an operating loss of $882,578 and $895,844 for the years ended December 31, 2001 and 2000, respectively. The Company reported a deficit of $4,718,395 and $3,835,817 as of December 31, 2001 and 2000, respectively. The Company has announced marketing plans to enhance sales and therefore, management believes that they will be able to generate sufficient revenue and cash flow for the Company to continue as a going concern. Should the Company be unable to continue as a going concern, assets and liabilities would require restatement on a liquidation basis which would differ materially from the going concern basis.

                  BUSINESS ORGANIZATION

                  GeneLink, Inc. (the Company), operating in New Jersey, was organized under the laws of the Commonwealth of Pennsylvania to offer to the public the safe collection and preservation of a family's DNA material for later use by the family to determine genetic linkage. The Company is the successor by merger to a Delaware Corporation organized under the same name on September 21, 1994. The Company's executive offices are located in Margate, New Jersey.

                  BUSINESS DESCRIPTION

                  The Company was founded in response to the information being generated in the field of human molecular genetics. Management believes future generations could benefit from the DNA store of knowledge, as scientists are discovering an increasing number of connections between genes and specific diseases. For this reason, the Company has created a DNA banking service that stores DNA before and after an individual dies. This genetic history can help families determine if they are at risk for certain inherited diseases. DNA banking shifts the emphasis from diagnosis and treatment to detection and prevention.

                  The Company has developed a patented DNA Collection Kit for the collection of DNA specimens of its clients. The DNA will be stored for 75-year intervals. Upon a client's request, and upon the payment of a retrieval fee, the stored DNA specimen can be retrieved and sent to a laboratory for testing.

                  The Company has also developed three proprietary genetic indicator tests (GeneLink's Genesis 1 Program) and has filed three patent applications. These tests are designed to measure genes that can contribute to disease and aging, predict an individual's risk for skin aging, and predict an individual's susceptibility to obesity. The Company's patented DNA Collection Kit will be

                                                                  GENELINK, INC.
                                                   NOTES TO FINANCIAL STATEMENTS

1 - DESCRIPTION OF
    ORGANIZATION
    AND SUMMARY OF
    SIGNIFICANT
    ACCOUNTING
    POLICIES
    (CONTINUED)

                  used for the Program, which can assist nutritional companies and medical, health and anti-aging practitioners to offer a "more targeted" and improved approach to wellness/nutritional therapies.

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

                  AMORTIZATION OF PATENTS

                  Legal and professional fees and expenses in connection with the filing of patent and trademark applications have been capitalized and are amortized over fifteen years on a straight-line basis. The Company has filed for and has patents pending in the USA and foreign countries on its method of DNA gathering, which patent

                                                                  GENELINK, INC.
                                                   NOTES TO FINANCIAL STATEMENTS

1 - DESCRIPTION OF
    ORGANIZATION
    AND SUMMARY OF
    SIGNIFICANT
    ACCOUNTING
    POLICIES
    (CONTINUED)

                  application is pending in foreign countries. The Company also filed for and has patents pending on its three proprietary genetic indicator tests. The Company has registered trademark for its name and logo and for the name "DNA Collection Kit"(R). In March, 2001, the Company reached a Notice of Allowance of Patent on its method of DNA gathering, and has received trademark protection for its name and logo and for the name "DNA Collection Kit"(R).

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

                  LONG LIVED ASSETS

                  The Company reviews for the impairment of long-lived assets and certain identifiable intangibles whenever events or changes indicate that the carrying amount of an asset may not be recoverable. An impairment loss would be recognized when estimated future cash flows expected to result from the use of an asset and its eventual disposition are less than its carrying amount. The Company has not identified any such impairment losses during the years ended December 31, 2001 and 2000.

                  PER SHARE DATA

                  Effective November 12, 1998, the Company adopted SFAS No. 128, "Earnings Per Share". The provisions of SFAS No. 128 establish standards for computing and presenting earnings per share
                  (EPS). This standard replaces the presentation of primary EPS with a presentation of basic EPS. Additionally, it requires dual presentation of basic and diluted EPS for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the diluted EPS computation. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or

                                                                  GENELINK, INC.
                                                   NOTES TO FINANCIAL STATEMENTS

1 - DESCRIPTION OF
    ORGANIZATION
    AND SUMMARY OF
    SIGNIFICANT
    ACCOUNTING
    POLICIES
    (CONTINUED)

                  converted into common stock. Diluted EPS for 2001 and 2000 excludes any effect from such securities as their inclusion would be antidilutive. Per share amounts for all periods presented have been restated to conform with the provisions of SFAS No. 128.

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

2 - PROPERTY AND
    EQUIPMENT

                  As of December 31, 2001 and 2000, property and equipment consisted of the following:

                                                         2001            2000
                                                        -------        -------
                  Office Furniture                      $ 1,154        $ 1,154
                  Office Equipment                       25,572         16,246
                  Leasehold Improvement                  50,000         50,000
                                                        -------        -------
                                                         76,726         67,400
                  Less: accumulated depreciation         21,064         17,022
                                                        -------        -------
                                                        $55,662        $50,378
                                                        =======        =======

                  Depreciation expense was to $4,042 and $3,202 for the years ended December 31, 2001 and 2000, respectively.

                                                                  GENELINK, INC.
                                                   NOTES TO FINANCIAL STATEMENTS

3 - DEBENTURE-
    NOTES PAYABLE

                  The Company issued various debenture notes payable in the amount of $600,000 between April, 1999 and December, 2000. The interest rate ranged from 8.5% and 12% and the term ranged from three months to one year. All notes and accrued interest were converted into 2,034,215 shares of common stock as of December 31, 2001.

                  Accrued interest payable on the debenture notes as of December 31, 2001 and 2000 was $0 and $23,782, respectively.

                  In connection with the Company issuing the debenture notes payable, additional shares of common stock were issued in amounts equal to the principal amount of the debenture. The fair market value, of the amortizable debenture discounts, was recorded net with the debenture notes payable and will be amortized over the life of the debenture.

                  The Company's Amortizable Debenture Discounts were as follows:

                                                               2001         2000
                                                             ---------   ---------
                  Original Amortizable Debenture Discount    $ 246,448   $ 246,448
                  Less Cumulative Amortization/Interest Exp.  (246,448)   (210,206)
                                                             ---------   ---------
                  Net Amortizable Debenture Discounts        $       0   $  36,242
                                                             =========   =========

                  The Company's Net Debenture Notes Payable were as follows:

                                                            2001          2000
                                                         ---------     ---------
                  Original Debentures issued             $ 600,000     $ 600,000
                  Less Amounts converted to stock         (600,000)     (115,000)
                  Net Amortizable Debenture Discounts            0       (36,242)
                                                         ---------     ---------
                  Net Debentures Notes Payable           $       0     $ 448,758
                                                         =========     =========

4 - INCOME TAXES

                  At December 31, 2001, the Company had significant federal and state tax net operating loss carryforwards of approximately $5,650,000. The difference between the operating loss carryforwards on a tax basis and a book basis is due principally to differences in depreciation, amortization, and treatment of stock options. The federal carryforwards will begin to expire in 2009 and the state carryforwards will begin to expire in 2005.

                  The Company had a net deferred tax asset of $684,000 at December 31, 2001 primarily from net operating loss carryforwards. A valuation allowance was recorded to reduce the net deferred tax asset to zero.

                                                                  GENELINK, INC.
                                                   NOTES TO FINANCIAL STATEMENTS

5 - SHAREHOLDERS'
    EQUITY
    TRANSACTIONS

                  A.  COMMON STOCK

                  During the year ended December 31, 2001, the Company issued 1,513,334 shares of common stock and 1,513,334 warrants to purchase common stock for cash consideration of $520,000. This is pursuant to the private placement offerings from January and June, 2001 and subsequent amendments in October and November, 2001. Using the Black-Scholes methodology, the warrants were valued at $350,334.

                  The Company issued 796,500 and 360,000 shares of common stock for services rendered valued at $289,180 and $83,138 for the years ended December 31, 2001 and 2000, respectively.

                  The Company issued 465,000 shares of common stock as additional consideration for Debenture Notes Payable valued at $126,641 during the year ended December 31, 2000.

                  The Company converted $485,000 of Debenture Notes Payable and $36,690 of accrued interest into 1,554,494 common shares of stock valued at $521,691 at the date of conversion during the year ended December 31, 2001. The holding period restriction on these shares lapse on May 5, 2002.

                  The Company converted $115,000 of Debenture Notes Payable into 479,721 common shares of stock valued at $122,684 at the date of conversion during the year ended December 31, 2000.

                  Officers of the Company exercised Options in 2000 to purchase 1,000,000 shares of common stock. The Company received cash proceeds of $10,000 for one hundred thousand, $.10 Options. Six hundred thousand $.10 Options valued at $60,000 offset accrued compensation due to an officer and three hundred thousand, $.20 Options, valued at a fair market price of $.28 at the exercise date, were recorded as additional subscriptions receivable and as compensation expense to an officer in the amount of $60,000 and $24,360, respectively.

                  B.  SUBSCRIPTION RECEIVABLE-OFFICERS

                  Since its inception, the Company advanced funds periodically to an officer. Subscription Receivable-Officers represents officers loans and accrued interest of $920,189 and $818,304 at December 31, 2001 and December 31, 2000 respectively. The loans accrue interest using the average applicable on-month Federal Rates (AFRs).

                  The officer has executed a note payable to the Company to evidence his obligation on account of his loans. Under the terms of the obligation, in

                                                                  GENELINK, INC.
                                                   NOTES TO FINANCIAL STATEMENTS

5 - SHAREHOLDERS'
    EQUITY
    TRANSACTIONS
    (CONTINUED)

                  repayment thereof, the officer will have the right, at any time on or before December 31, 2003, to transfer to the Company, at the then fair market value, shares of the Company's common stock. Any transfer not in full satisfaction of the obligation will first be applied to accrued interest and then to principal. No payments of interest or principal shall be due on account of the loans prior to December 31, 2003. Fair market value of the Company's shares shall be equal to the average between the bid and ask price in the market in which it is publicly-traded on the last date on which such trades occurred prior to the transfer of shares from the officer of the Company.

                  The Company recorded these subscription receivables as a contra-equity account in the Company's balance sheet in accordance with Staff Accounting Bulletin Topic 4G, with related interest income on these notes also being recorded in the Company's equity section.

                  C.  STOCK OPTIONS AND WARRANTS

                  The Financial Accounting Standards Board has issued SFAS 123, which defines a fair value based method of accounting for an employee stock option and similar equity instruments and encourages all entities to adopt that method of accounting for all of their employee stock compensation plans. However, it also allows an entity to continue to measure compensation cost for those plans using the method of accounting prescribed by Accounting Principles Board Opinion No. 25 (APB 25). Entities electing to remain with the accounting in APB 25 make proforma disclosures of net income (loss) and, if presented earnings
                  (loss) per share, as if the fair value based method of accounting defined in SFAS 123 had been adopted. The Company has elected to account for its stock-based compensation plans under APB 25.

                  During September, 1997, an officer of the Company was granted options to acquire 1,200,000 shares at $.10 per share, for services provided to the Company from its inception, 400,000 of which vested upon the execution of the employment agreement with the remaining balance vesting in four (4) equal annual installments of 200,000 each commencing January, 1998.

                  During September, 1997, the Company also issued another officer of the Company 1,000,000 options that will enable him to acquire shares of the Company's common stock exercisable at the price of $.10 per share for services provided to the Company from its inception. These options will expire December 31, 2003 and vest 200,000 upon the execution of the agreement, with the remaining balance vesting in four equal annual installments of 200,000 each, commencing January, 1999.

                                                                  GENELINK, INC.
                                                   NOTES TO FINANCIAL STATEMENTS

5 - SHAREHOLDERS'
    EQUITY
    TRANSACTIONS
    (CONTINUED)

                  Pursuant to APB No. 25 compensation has been recognized based upon the difference of the fair value of the Company's stock at grant date and the officers exercise price as follows:

                                                       FAIR VALUE
                  GRANT        # OF OPTIONS           OF OPTIONS AT           EXERCISE          ADDITIONAL
                  DATE           GRANTED              DATE OF GRANT            PRICE           COMPENSATION
                  ------         -------              -------------          ---------         ------------
                  1997          2,200,000                 $ .60                $ .10             1,100,000
                  1998                  0                    --                   --                    --

                  In connection with the Company issuing the options to the officers noted above, the Company recorded a deferred compensation charge of $1,100,000 reflected in the equity section. The deferred compensation is being amortized to expense over the vesting periods, and totaled $200,000 for the years ended December 31, 2001 and 2000, respectively.

                  During the three months ended March 31, 2000, the Company issued 25,000 stock options/warrants to purchase the Company's common stock at a price of $1.50 per share with expiration dates in 2003.

                  On May 18, 2000, an officer of the Company exercised 600,000 options to acquire 600,000 shares of common stock at an exercise price of $.10 per share. The amount due to the Company, $60,000, was offset against monies the Company previously owed to the officer for accrued compensation.

                  On May 22, 2000, the Company established an incentive stock option plan pursuant to which the Company is entitled to issue options to acquire 2,500,000 shares of it stock. During the second quarter of 2000, the Company granted an officer of the Company an option to acquire 500,000 shares of common stock at an exercise price of $.20 per share (equal to 110% of the per share fair market price as of the date of the grant). These options were vested on the date of issue, May 22, 2000.

                  On May 22, 2000, the Company established a non-qualified stock option agreement in which it granted 300,000 shares to an officer of the Company. The option price was determined to be $.20 (110% of the fair market value of the company stock as of the date of the grant). These options vested immediately at the date of the grant.

                  During the quarter ended June 30, 2000, the Company issued options to acquire 10,000 shares of common stock at $1.00 per share. These options vest 5,000 annually on April 17, 2000 and April 17, 2001. These options were issued in consideration for marketing services to be rendered over the next two years.

                                                                  GENELINK, INC.
                                                   NOTES TO FINANCIAL STATEMENTS

5 - SHAREHOLDERS'
    EQUITY
    TRANSACTIONS
    (CONTINUED)

                  Pursuant to FAS 123, consulting expense of $11,326 was recorded based on the fair value of the options granted.

                  On January 23, 2001, the Company issued incentive stock options to two officers to acquire 1,500,000 shares of common stock at $.40 per share. These options expire on January 23, 2006 and vest 500,000 on January 23, 2001, 500,000 on January
                  23, 2002, 350,000 on January 23, 2003, and 150,000 on January
                  23, 2004.

                  On January 30, 2001, warrants granted during 1999 to acquire 100,000 shares of common stock at $1.50 per share were cancelled. The Company issued replacement warrants to acquire 250,000 shares at $.33 per share.

                  During the quarter ended March 31, 2001, the Company issued warrants to acquire 550,000 shares of common stock at $.44 per share pursuant to a consulting agreement. These warrants vest 275,000 on January 17, 2001, and 275,000 on January 17, 2002.
                  Pursuant to FAS 123, consulting expense of $52,250 was recorded based on the fair value of the vested options granted. This was charged against additional paid in capital as a fund raising expenditure.

                  On May 11, 2001, warrants granted for services during 2000 to acquire 25,000 shares of common stock at $1.50 per share were cancelled. The Company issued replacement warrants to acquire 100,000 shares at $.35 per share. Pursuant to FAS 123, consulting expense of $87,650 was recorded based on the difference in value between the original options and the replacement warrants.

                  During the quarter ended June 30, 2001, the Company issued warrants to acquire 12,000 shares of common stock at $1.00 per share and 40,000 shares of common stock at $.50 per share pursuant to consulting agreements. Of the warrants issued, 12,000 vest in twelve monthly installments of 1,000 commencing June 1, 2001, and the other 40,000 vest 20,000 on April 1, 2002 and 20,000 on April 1, 2003. Pursuant to FAS 123, consulting expense of $420 was recorded based on the fair value of the warrants granted.

                  During the quarter ended December 31, 2001, the Company issued warrants to acquire 237,500 shares of common stock at $.50 per share pursuant to consulting agreements. Of the warrants issued, 150,000 vest in monthly installments of 6,250 commencing September 1, 2001 and 87,500 vest immediately. Pursuant to FAS 123, consulting expense of $8,500 was recorded and fundraising expenditures of $36,250 was charged against additional paid in capital based on the fair value of the vested options granted.

                                                                  GENELINK, INC.
                                                   NOTES TO FINANCIAL STATEMENTS

5 - SHAREHOLDERS'
    EQUITY
    TRANSACTIONS
    (CONTINUED)

                  A summary of the status of the Company's stock options and warrants as of December 31, 2001 and 2000, and changes during the years ending of those dates presented below:

                                                                                     WEIGHTED                         WEIGHTED
                                                                       2001           AVERAGE          2000            AVERAGE
                                                                       ----          EXERCISE          ----           EXERCISE
                                                                      SHARES           PRICE           SHARES           PRICE
                                                                     ---------     -------------      ---------     -------------
                  Options/Warrants outstanding at beginning          3,623,195     $        0.69      3,788,195     $        0.64
                  of year
                  Granted                                            4,202,834              0.47        835,000              0.25
                  Exercised                                            (20,000)            (0.10)    (1,000,000)            (0.13)
                  Canceled                                            (125,000)            (1.50)             0              0.00
                                                                     ---------                        ---------

                  Options/Warrants outstanding at end of             7,681,029              0.56      3,623,195              0.69
                  year                                               =========                        =========

                  Options/Warrants exercisable at end of
                  Year                                               5,436,030                        2,018,195
                  Weighted-average fair value of options granted
                  during the year                                                  $        0.40                    $        0.49

                  The following table summarizes information about stock options and warrants outstanding at December 31, 2001:

                                   WEIGHTED-AVERAGE
                                                      REMAINING
                                        NUMBER       CONTRACTUAL
                         EXERCISE     OUTSTANDING       LIFE       EXERCISABLE
                          PRICE       AT 12/31/01      (YEARS)       WARRANTS
                           ----        ---------        ----        ---------
                           0.10          858,820        2.00          458,820
                           0.20          500,000        4.00          500,000
                           0.33          250,000        2.00          250,000
                           0.35          100,000        4.25          100,000
                           0.40        1,500,000        4.00          500,000
                           0.44          550,000        4.00          275,000
                           0.50        1,560,834        4.79        1,395,834
                           0.75           45,000        3.00           45,000
                           1.00        2,252,000        2.29        1,847,000
                           1.50           64,375        2.00           64,375

                  Had compensation cost of GeneLink, Inc.'s incentive stock options issued to officers been determined based on the fair value of options at the dates of award under the fair value method of SFAS 123, the Company's net loss and net loss per common share would have been reduced to the proforma amounts indicated below:

                                                                  GENELINK, INC.
                                                   NOTES TO FINANCIAL STATEMENTS

5 - SHAREHOLDERS'
    EQUITY
    TRANSACTIONS
    (CONTINUED)

                                                           2001           2000
                                                           ----           ----
                           Net Loss:
                                    As reported       $  (882,578)   $ (712,061)
                                    Proforma           (1,063,578)     (893,601)


                           Net Loss per common share:

                                    As reported       $      (.06)   $     (.05)
                                    Proforma                 (.07)         (.06)

                  Significant assumptions used to calculate the fair value of all options issued for services as follows:

                           Risk free interest rate of return             7%
                           Expected option life                       4-5.5 yrs.
                           Expected dividends                           $-0-
                           Expected volatility                           50%

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

                  On June 18, 2001, GeneLink, Inc. commenced a private placement offering of up to 250,000 units at a price of $.30 per unit, under Rule 506 of Regulation D. Each unit consists of one share of Common Stock and a Warrant to acquire one share of Common Stock at an exercise price of $.50 per share. The proceeds will be used for working capital and to fund research and development relating to a new product line. This was amended on August 21, 2001 to offer up to 500,000 units. On November 14, 2001, an amendment to the private placement offering increased the purchase price to $.50 per unit, and the warrant exercise price to $1.00 per share. A December 18, 2001 amendment increased the purchase price to $.625 per unit.

                                                                  GENELINK, INC.
                                                   NOTES TO FINANCIAL STATEMENTS

6 -  NET LOSS PER
     SHARE

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

                                                                 2001                 2000
                                                             ------------         ------------
                  Net loss                                   $   (882,578)        $   (894,844)
                  Weighted average number of shares
                     of common stock and common stock
                     equivalents outstanding:
                  Weighted average number of common
                     shares outstanding for computing
                     basic earnings per share                  14,766,515           11,895,842
                  Dilute effect of warrants and stock
                     options after application of the
                     treasury stock method                              *                    *
                                                             ------------         ------------
                  Weighted average number of common
                     shares outstanding for computing
                     diluted earnings per share                14,766,515           11,895,842
                                                             ============         ============
                  Net loss per share-basic & diluted         $       (.06)        $       (.08)
                                                             ============         ============

                  *The following common stock equivalents are excluded from earnings per share calculation as their effect would have been antidilutive:

                  YEAR ENDED DECEMBER 31              2001             2000
                  ----------------------              ----             ----
                  Warrants and stock options        5,436,030        2,018,195
                                                    =========        =========

7 - ADVERTISING

                  The Company expenses the production costs of advertising the first time the advertising takes place. Advertising expense was $64,746 and $15,577 for the years ended December 31, 2001 and 2000, respectively.

8 - RENT

                  The Company leases its primary executive offices located in Margate, New Jersey at no cost from its officers. Rent expense for the years ended December 31, 2001 and 2000 was $0.

9 - TRANSACTIONS
    WITH RELATED
    PARTIES

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

9 - TRANSACTIONS
    WITH RELATED
    PARTIES
    (CONTINUED)

                  The Company has established protocols with the UNTHSC whereby the UNTHSC will receive a sample in an envelope enclosed with the kit, measure the quantity to assure that enough genetic material is present, analyze the sample to extract the DNA, freeze and store the material in the refrigerated area maintained by the UNTHSC making it available for future retrieval.

                  A portion of the Company's operations were conducted in by Kelly/Waldron & Company in East Brunswick, New Jersey, which owns 289,333 shares of the Company. Kelly/Waldron, which provides various services to members of the pharmaceutical industry, acts as the Company's back office, receiving orders and inquiries, processing data and preparing reports for the Company. Because of the Company's limited operations and the limited availability of funds, the Company's agreement with Kelly/Waldron does not require it to make any payments to Kelly/Waldron for its services. As its business increases, the Company expects to commence payment of a management fee to Kelly/Waldron on terms to be agreed upon between the parties. As of December 31, 2000 the Company owed Kelly/Waldron $20,166. The agreement expired during 2000 and no balance was due to Kelly/Waldron and Company as of December 31, 2001.

                  LOANS PAYABLE-AFFILIATES

                  The Company's unsecured long-term debt as of December 31, 2001 and 2000 consists of loans from various shareholders with no stated repayment terms.

                                                     2001                2000
                                                    -------            -------
                  Total Obligations                 $58,000            $43,230
                  Less:  Current Portion                  0                  0
                                                    -------            -------
                                                    $58,000            $43,230
                                                    =======            =======

                  CONSULTING

                  The Company is dependent, to a large degree, on the services of John DePhillipo, its Chairman and Chief Executive Officer and the Company has entered into a five (5) year employment agreement dated February 24, 1998, with an initial annual base compensation of $125,000 in 1998, $137,500 in 1999, $151,250 in 2000, and $166,375 in 2001, and $183,013 in 2002. As of
                  December 31, 2001, $189,207 was owed to Mr. DePhillipo for compensation earned under the employment agreement.

                  The Company has entered into a consulting agreement with Dr. Ricciardi (shareholder and officer) dated February 24, 1998, which provides for initial compensation of $30,000 in 1998, $60,000 in 1999, $66,000 in 2000, $72,600 in 2001 and $79,860
                  in 2002. The initial term of the agreement is five (5) years.

                                                                  GENELINK, INC.
                                                   NOTES TO FINANCIAL STATEMENTS

9 - TRANSACTIONS
    WITH RELATED
    PARTIES
    (CONTINUED)

                  As of December 31, 2001, $168,600 was owed to Dr. Ricciardi for services rendered under the consulting agreement.

10 - COMMITMENT
     & CONTINGENCIES

                  The Company is involved in a trademark opposition regarding the use of its trademark GeneLink. However, management believes it will prevail in this matter, and will have no material adverse effect on the Company.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         None.

PART III

ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS.

         Incorporated by reference is the information beginning after the caption "Election of Directors" contained in our definitive Proxy Statement to be filed no later than 120 days after the close of our fiscal year ended December 31, 2001 (the "2002 Proxy Statement").

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

ITEM 10. EXECUTIVE COMPENSATION

         Incorporated by reference is the information beginning after the caption "Executive Compensation" in our 2002 Proxy Statement.

                      OPTION/SAR GRANTS IN LAST FISCAL YEAR

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         Incorporated by reference is the information beginning after the caption "Security Ownership of Certain Beneficial Owners and Management in our 2002 Proxy Statement.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         None.

ITEM 13.

(a)      EXHIBITS, LIST AND REPORTS ON FORM 8-K

         Exhibit

         3(i)     Articles of Incorporation of the Registrant(1)

         3(ii)    By-Laws of the Registrant(1)

         10       Material Contracts

         10.1 DNA Specimen Repository Agreement Between University of North Texas Health Science Center at Fort Worth and GeneLink, Inc. dated June 21, 1995;(1)

         10.2 Amendment No. 1 to Agreement Between GeneLink, Inc. and University of North Texas Health Science Center at Fort Worth dated November 5, 1995;(1)

         10.3 Collateral License Agreement By and Between GeneLink, Inc. and University of North Texas Health Science Center dated July 1, 1996;(1)

         10.4 Employment Agreement By and Between GeneLink, Inc. and John R. DePhillipo dated February 24, 1998;(1)

         10.5 Amendment to Employment Agreement By and Between GeneLink, Inc. and John R. DePhillipo dated December 31, 1998;(1)

         10.6     Consulting Agreement By and Between GeneLink, Inc. and Robert
                  P. Ricciardi, Ph.D. dated February 24, 1998;(1)

         10.7 Amendment to Consulting Agreement By and Between GeneLink, Inc. and Robert P. Ricciardi, Ph.D. dated December 31, 1998.
                  (1)

         10.8 Agreement Providing for the Provision of Consulting, Marketing and Sales Services to GeneLink, Inc. by KWS&P, Inc.(1)

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

                                        GENELINK, INC.
                                        Registrant

Date: March 25, 2002                    By:      /s/ John R. DePhillipo
                                            ------------------------------------
                                            John R. DePhillipo, Chairman, Chief
                                            Executive Officer and President

         In accordance with the Exchange Act this report has been signed below by the following persons on behalf of the registrant and in the capacities and the dates indicated.

SIGNATURES                                                 CAPACITY                                        DATE
----------                                                 --------                                        ----
 /s/ John R. DePhillipo                                    Principal Executive Officer, Principal          March 25, 2002
------------------------------------
John R. DePhillipo                                         Financial Officer and Director
Chairman and Chief Executive Officer

/s/ Robert P. Ricciardi                                    Director                                        March 25, 2002
------------------------------------
Robert P. Ricciardi