Form 10QSB
period 2002-03-31
GENELINK INC
filed 2002-05-14
CIK 941020

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                    QUARTERLY REPORT FOR THE QUARTERLY PERIOD
                              ENDED MARCH 31, 2002

                           COMMISSION FILE NO. 0-28077

                                 GENELINK, INC.
                 (Name of Small Business Issuer in its charter)

              PENNSYLVANIA                                23-2795613
     (State or other jurisdiction of                  (I.R.S. Employer
       incorporation or organization)                 Identification No.)


         100 S. Thurlow Street
          Margate, New Jersey                              08402
 (Address of principal executive offices)                (Zip Code)

                    ISSUER'S TELEPHONE NUMBER: (609) 823-6991


         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         Number of Shares of Common Stock
         Outstanding on May 7, 2002                  17,628,410

Transitional Small Business Disclosure Format        Yes [ ] No [X]

                                 GENELINK, INC.


PART I.  FINANCIAL INFORMATION

ITEM 1.  Financial Statements.

         Balance Sheets at March 31, 2002 (unaudited) and December 31, 2001

         Statements of Operations for the three months ended March 31, 2002 and 2001 (unaudited)

         Statements of Cash Flows for the three months ended March 31, 2002 and 2001 (unaudited)

         Notes to Financial Statements (unaudited)

    The accompanying notes are an integral part of the financial statements.

                                                                  GENELINK, INC.
                                                                  BALANCE SHEETS

                                                                                (Unaudited)
                                                                                 March 31,     December 31,
                                                                                   2002            2001
                                                                                -----------    -----------
ASSETS
  Cash                                                                          $   274,533    $   121,434
  Accounts receivable                                                                 3,971          1,448
  Inventory                                                                           9,366         10,089
  Prepaid expenses                                                                  133,263        152,878
                                                                                -----------    -----------
         Total current assets                                                       421,133        285,849

  Property and equipment                                                             57,523         55,662
  Other assets                                                                       23,460         23,881
                                                                                -----------    -----------
                                                                                $   502,116    $   365,392
                                                                                -----------    -----------
LIABILITIES

  Accounts payable & accrued expenses                                           $   124,087    $    88,816
  Accrued payroll taxes                                                               1,913         11,593
                                                                                -----------    -----------
         Total current liabilities                                                  126,000        100,409

  Accrued compensation                                                              423,525        357,807
  Loans payable-affiliates                                                           58,000         58,000
                                                                                -----------    -----------
                                                                                    607,525        516,216
                                                                                -----------    -----------
STOCKHOLDERS' EQUITY (DEFICIT)
  Common stock, $.01 par value, 75,000,000
    shares authorized 17,509,590 and 16,801,590 shares issued, 17,313,410 and
    16,705,410 outstanding as of March 31, 2002 and December 31, 2001,
    respectively                                                                    175,095        168,015
  Treasury stock, 196,180 and 96,180 shares as of March 31, 2002 and
    December 31, 2001, respectively                                                (205,860)      (109,860)
  Additional paid in capital                                                      5,577,594      5,279,271
  Stock subscriptions receivable                                                 (1,001,312)      (920,189)
  Stock warrants                                                                    458,574        350,334
  Deferred compensation                                                                   0       (200,000)
  Accumulated deficit                                                            (5,109,500)    (4,718,395)
                                                                                -----------    -----------
                                                                                   (105,409)      (150,824)
                                                                                -----------    -----------
                                                                                $   502,116    $   365,392
                                                                                -----------    -----------

    The accompanying notes are an integral part of the financial statements.

                                                                  GENELINK, INC.
                                                        STATEMENTS OF OPERATIONS
                                                                     (UNAUDITED)

THREE MONTHS ENDED MARCH 31,                              2002              2001
                                                       ------------    ------------
REVENUE                                                $      5,848    $      5,794
                                                       ------------    ------------
COSTS OF GOODS SOLD                                             903             609
                                                       ------------    ------------
GROSS PROFIT                                                  4,945           5,185
                                                       ------------    ------------
EXPENSES

         Selling, general & administrative                  305,841         307,218
         Consulting                                          41,406          18,970
         Professional fees                                   22,788          49,651
         Advertising & promotion                             24,025           9,609
         Amortization & depreciation                          1,990           1,006
                                                       ------------    ------------
                                                            396,050         386,454
                                                       ------------    ------------
INTEREST EXPENSE                                                  0          12,163
                                                       ------------    ------------
NET LOSS BEFORE EXTRAORDINARY ITEM                         (391,105)       (393,432)

EXTRAORDINARY ITEM-FORGIVENESS OF DEBT                            0          14,010
                                                       ------------    ------------
NET LOSS BEFORE PROVISION FOR INCOME TAXES                 (391,105)       (379,422)

PROVISION FOR INCOME TAXES                                        0               0
                                                       ------------    ------------
NET LOSS                                               $   (391,105)   $   (379,422)
                                                       ------------    ------------
NET LOSS PER SHARE, BASIC & DILUTED                    $      (0.02)   $      (0.03)
                                                       ------------    ------------
         Weighted average common shares and diluted
         Potential common shares                         16,945,946      12,982,151
                                                       ============    ============


    The accompanying notes are an integral part of the financial statements.

                                                                  GENELINK, INC.
                                                        STATEMENTS OF CASH FLOWS
                                                                     (UNAUDITED)

THREE MONTHS ENDED MARCH 31,                                 2002           2001
                                                            ---------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                                  $(391,105)   $(379,422)
  Adjustments to reconcile net loss to net cash used in
    operating activities
    Depreciation and amortization                               1,990        1,006
    Amortization of bond discount                                   0       32,119
    Fair value of compensation related to vested options      200,000      200,000
    Common stock issued for services                           24,840       19,689
    Fair value of options granted for consulting services      55,430            0
    Changes in operating assets and liabilities
                  Accounts receivable                          (2,523)       2,258
                  Inventory                                       723          130
                  Prepaid expenses                            (10,385)      (7,250)
                  Accounts payable & accrued expenses          35,270       41,091
                  Accrued payroll taxes                        (9,680)       3,474
                  Accrued interest                                  0        8,912
                  Accrued compensation                         65,718       42,543
                                                            ---------    ---------
Net cash used in operating activities                         (29,722)     (35,450)
                                                            ---------    ---------
CASH FLOWS FROM INVESTING ACTIVITIES
  Capital expenditures                                         (3,429)           0
  Increase in subscriptions receivable                        (66,500)           0
                                                            ---------    ---------
Net cash used in investing activities                         (69,929)           0
                                                            ---------    ---------
CASH FLOWS FROM FINANCING ACTIVITIES
  Repayments of loans payable                                       0      (12,730)
  Proceeds relating to issuance of common stock (net)         252,750       35,000
                                                            ---------    ---------
Net cash provided by financing activities                   $ 252,750    $  22,270
                                                            ---------    ---------

    The accompanying notes are an integral part of the financial statements.

                                                                  GENELINK, INC.
                                                        STATEMENTS OF CASH FLOWS
                                                                     (UNAUDITED)

THREE MONTHS ENDED MARCH 31,                       2002       2001
                                                 --------   --------
NET INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS                               $153,099   $(13,180)
                                                 --------   --------
Cash and cash equivalents, beginning of period    121,434     13,804
                                                 --------   --------
Cash and cash equivalents, end of period         $274,533   $    624
                                                 --------   --------
SUPPLEMENTARY CASH FLOW INFORMATION
  Income taxes paid                                     0          0
  Interest paid                                         0          0

NON-CASH FINANCING TRANSACTIONS:
  Accrued interest on subscriptions receivable     14,624     12,729
  Issuance of common stock for services            24,840     19,689
  Acquisition of treasury stock                    96,000          0
  Conversion of accounts payable to stock               0     30,000

    The accompanying notes are an integral part of the financial statements.

                                                                  GENELINK, INC.
                                           NOTES TO INTERIM FINANCIAL STATEMENTS

         1 - DESCRIPTION OF
             ORGANIZATION

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

                                    The Company has also developed three
                                    proprietary genetic indicator tests
                                    (Genelink's Genesis 1 Program) and has filed three patent applications. These tests are designed to measure genes that can contribute to disease and aging, predict an individual's risk for skin aging, and predict an individual's susceptibility to obesity. The Company's patented DNA Collection Kit will be used for the Program, which can assist nutritional companies and medical, health and anti-aging practitioners to offer a "more targeted" and improved approach to wellness/nutritional therapies.

                                                                  GENELINK, INC.
                                           NOTES TO INTERIM FINANCIAL STATEMENTS

         2 - BASIS OF
             PRESENTATION

                                    The accompanying unaudited financial
                                    statements have been prepared by the Company in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X relating to interim financial statements. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the financial statements and notes thereto included in the Annual Report on Form 10-K of Genelink, Inc. for the year ended December 31, 2001.

                                    In the opinion of management, all
                                    adjustments (consisting of normal recurring accruals) necessary to present fairly the information set forth in the accompanying financial statements have been included. The results reported in these financial statements for the three-month period ended March 31, 2002 should not be regarded as necessarily indicative of results that may be expected for the year ended December 31, 2002.

         3 - INCOME TAXES

                                    At March 31, 2002, the Company had
                                    significant federal and state tax net
                                    operating loss carryforwards of
                                    approximately $6,075,000. The difference between the operating loss carryforwards on a tax basis and a book basis is due principally to differences in depreciation, amortization, and treatment of stock options. The federal carryforwards will begin to expire in 2009 and the state carryforwards will begin to expire in 2005.

                                    The Company had a net deferred tax asset of $735,000 at March 31, 2002, primarily from not operating loss carryforwards. A valuation allowance was recorded to reduce the net deferred tax asset to zero.

                                                                  GENELINK, INC.
                                           NOTES TO INTERIM FINANCIAL STATEMENTS


         4 - SHAREHOLDERS'
             EQUITY TRANSACTIONS

                          A.        COMMON STOCK

                                    During the three months ended March 31,
                                    2002, the Company issued 272,000 shares of common stock and 272,000 warrants to purchase common stock for cash consideration of $170,000. This is pursuant to the private placement offering from June, 2001 and subsequent amendments in 2001 and 2002. Using the Black-Scholes methodology, the warrants were valued at $108,240.

                                    The Company issued 400,000 shares of common stock for cash consideration of $135,000 during the three months ended March 31, 2002. The Company issued 36,000 shares of common stock for services rendered, valued at $24,840 for the three months ended March 31, 2002.

                           B.       SUBSCRIPTION RECEIVABLE-OFFICERS

                                    During the three months ended March 31,
                                    2002, the Company advanced $66,500 to an officer. As of March 31, 2002 the loan and accrued interest was $1,001,313.

                           C.       STOCK OPTIONS AND WARRANTS

                                    With respect to stock options granted to officers of the Company in 1997, $200,000 of deferred compensation was amortized during the three months ended March 31, 2002.

                                    During the quarter ended March 31, 2002,
                                    $52,250 and $3,180 was charged against
                                    additional paid in capital and consulting fees, respectively, for options vested during the quarter that were issued in prior years pursuant to consulting agreements.

                           D.       TREASURY STOCK

                                    During the three months ended March 31,
                                    2002, 100,000 shares of common stock valued at $96,000 was returned to the Company and recorded as treasury stock. The stock was issued during 2001 for services rendered.

                                                                  GENELINK, INC.
                                           NOTES TO INTERIM FINANCIAL STATEMENTS


         5 - TRANSACTIONS
             WITH RELATED
             PARTIES

                                    Pursuant to consulting agreements with two officers, compensation of $65,718 was accrued during the quarter ended March 31, 2002.

                                    SUBSEQUENT EVENT

                                    On April 24, 2002, the Company entered into a Distribution Agreement with NuGenix, LLC ("NuGenix"), pursuant to which it granted NuGenix the right to distribute vitamin and nutritional supplement products and regimens developed utilizing the Company's proprietary genetic profiling technology (the "Products") in the direct selling market with North America. The Distribution Agreement grants to NuGenix an exclusive right through January 31, 2003 and a non-exclusive right for a period of five years thereafter to market and sell the Products within North America through the direct selling market.

                                    In connection with entering into the
                                    Distribution Agreement, the Company has
                                    agreed to loan NuGenix $500,000 to fund
                                    NuGenix's operations, of which $180,000 was lent by the Company to NuGenix on April 24, 2002. The loan is for a three year term, accrues interest at the rate of six percent (6%) per year and grants the Company the right to convert the principal balance of the loan into an equity position in NuGenix. To secure NuGenix's obligations with respect to the loan, NuGenix has granted the Company a first priority security interest in all of its assets and the members of NuGenix have pledged their membership interests in NuGenix to the Company. NuGenix is entirely owned by DePhillipo Family, LLC, which in turn is owned 100% 100% by the adult children of John R. DePhillipo, the Chief Executive Officer and President and a member of the Board of Directors of the Company.

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

     Operating results for the three-month period ended March 31, 2002 are not necessarily indicative of the results that may be expected for the full fiscal year.

LIQUIDITY AND CAPITAL RESOURCES

     For the three-month period ended March 31, 2002, the Company's primary liquidity requirements have been the implementation and funding of its sales and marketing efforts, the payment of compensation to officers and other employees and the payment of accounts payable. In the first three months of 2002, the Company raised $305,000, primarily through the issuance of common stock and warrants. Of this amount, $180,000 was loaned to NuGenix, LLC as further described below.

     Cash and cash equivalents at March 31, 2002 amounted to $274,533 as compared to $121,434 at December 31, 2001, an increase of $ 153,099, resulting primarily from the raising of $305,000 through the issuance of common stock and warrants. During the first three months of 2002, the Company's operating activities utilized $29,722, as compared to $35,450 for the first three months of 2001, a decrease of $5,728. Cash utilized during these periods resulted from Company's net losses for such periods.

     Investing activities utilized $69,929 for the three months ended March 31, 2002 as compared to utilizing $0 for the three months ended March 31, 2001. Financing activities provided $252,750 for the three month period ended March 31, 2002 as compared to $22,270 for the three months ended March 31, 2001. Financing activities in the three months ended March 31, 2002 primarily resulted from the issuance of common stock and warrants.

     The Company will require an additional $320,000 to fund its obligations to NuGenix, LLC ("NuGenix"). On April 24, 2002, the Company entered into a Distribution Agreement with NuGenix, pursuant to which it granted NuGenix the right to distribute vitamin and nutritional supplement products and regimens developed utilizing the Company's proprietary genetic profiling technology in the direct selling market within North America. The Distribution Agreement grants to NuGenix an exclusive right through January 31, 2003 and a non-exclusive right for a period of five years thereafter to market and sell the product within North America through the direct selling market. In connection with entering into the Distribution Agreement, the Company has agreed to loan NuGenix $500,000 to fund NuGenix's operations, of which $180,000 was lent by the Company to NuGenix on April 24, 2002. The loan is for a three year term, accrues interest at the rate of six percent per year and grants the Company the right to convert the principal balance of the loan into an equity position in NuGenix. To secure NuGenix's obligations with respect to the loan, NuGenix has granted the Company a first priority security interest in all of its assets and the members of NuGenix have pledged their membership interests in NuGenix to the Company. NuGenix is entirely owned by the DePhillipo Family, LLC which in turn is owned 100% by the adult children of John R. DePhillipo, the Chief Executive Officer and President and a member of the Board of Directors of the Company.

     The Company will require approximately $1,500,000 to implement its sales and marketing strategy for the balance of 2002 and to fund its research and development efforts for the balance of 2002. The Company has developed a proprietary genetic test (the Program for Genetic Profiling of Oxidative Stress((TM)), for which patents are pending) that provides a means of predicting an individual's genetic capacity to combat oxidative stress. The Company's patented DNA Collection Kit(R) will be used for the program, which can assist nutritional companies and medical, health and anti-aging practitioners to offer a more targeted and improved approach to wellness/nutritional therapies. The Company intends to raise funds through a private placement of securities. Unless the Company can increase its revenues and increase its stock price, it is unlikely that the Company will be able to secure such financing. If the Company is not able to secure such additional required capital, it will continue to realize negative cash flow and losses and it is unlikely that it will be able to continue operations.

RESULTS OF OPERATIONS

The following table sets forth certain operating information regarding the
Company:

                               THREE MONTH      THREE MONTH
                               PERIOD ENDED    PERIOD ENDED
                              MARCH 31, 2002   MARCH 31, 2001
                               (UNAUDITED)      (UNAUDITED)

Revenues                        $   5,848        $   5,794

Cost of Goods Sold              $     903        $     609


Net Earnings (Loss)             $(391,105)       $(379,422)

Net Earnings (Loss) Per Share   $   (0.02)       $    (.03)

     The following summary table presents comp arative cash flows of the Company for the three months ended March 31, 2002 and 2001.

                                THREE MONTH      THREE MONTH
                                PERIOD ENDED     PERIOD ENDED
                               MARCH 31, 2002   MARCH 31, 2001

                               (UNAUDITED)        (UNAUDITED)
Net cash used in operating
activities                      $ 29,722          $ 35,540
Net cash provided (used) by
investing activities            $ 69,929          $      0
Net cash provided by
financing activities            $252,750          $ 22,270

      The Company had cash balances totaling $274,533 at March 31, 2002 and $624 at March 31, 2001.

COMPARISON OF THREE MONTHS ENDED MARCH 31, 2002 TO THREE MONTHS ENDED MARCH 31, 2001

FINANCIAL CONDITION

         Assets of the Company increased from $117,542 at March 31, 2001 to $502,116 at March 31, 2002, an increase of $384,574. This increase was primarily due to an increase in cash from $624 at March 31, 2001 to $274,533 at March 31, 2002, resulting from the $305,000 raised by the Company in the first three months of 2002 through the sale of stock and warrants, and an increase in prepaid expenses from $54,322 at March 31, 2001 to $133,263 at March 31, 2002.

         Liabilities decreased from $910,453 at March 31, 2001 to $607,525 at March 31, 2002, a decrease of $302,928. This decrease was primarily due to a reduction in notes payable from $480,000 at March 31,2001 to $0 at March 31, 2002, resulting from the conversion of notes payable into common stock in 2001, as partially offset by an increase in accrued compensation from $214,861 at March 31, 2001 to $423,525 at March 31, 2002.

CURRENT YEAR PERFORMANCE AND EARNINGS OUTLOOK

         Revenues. Total revenues for the three months ended March 31, 2002 were $5,848 as compared to $5,794 for the three months ended March 31, 2001, an increase of $ 54.

         Expenses. Total expenses for the three months ended March 31, 2002 were $396,050 as compared to $398,617 for the three months ended March 31, 2001, a decrease of $2,567, primarily resulting from a decrease in interest expense from $12,163 for the three months ended

March 31, 2001 to $0 for the three months ended March 31, 2002, resulting from the conversion of notes into common stock in 2001, as partially offset by increase in consulting expenses from $18,970 for the three months ended March 31, 2001 to $41,406 for the three month ended March 31, 2002 and an increase in advertising and promotional expenses from $9,609 for the three months ended March 31, 2001 to $24,025 for the three months ended March 31, 2002, resulting from increased advertising and promotions related to the Company's new genetic profiling business.

         Losses. The Company incurred a loss of $391,105 for the three months ended March 31, 2002 as compared to a loss of $393,432 prior to extraordinary items for the three months ended March 31, 2001, a decrease of $2,327. This decrease in the amount of losses incurred is primarily due to the $2,567 decrease in expenses for the three months ended March 31, 2002.

FACTORS AFFECTING THE COMPANY'S BUSINESS AND PROSPECTS

         There are a number of factors that affect the Company's business and the result of its operations. These factors include general economic and business conditions; the level of acceptance of the Company's products and services; the rate and commercial applicability of advancements and discoveries in the genetics field; and the Company's ability to enter into strategic alliances with companies in the genetics, pharmaceutical and nutrition industries; the ability of the Company to raise the financing necessary to fund its business and marketing plan, fund its research and development to pay salaries to its officers and employees and to pay its accounts payable.

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 GENELINK, INC.
                                  ------------
                                  (Registrant)

Date: May 14, 2002                      By: /s/ John R. DePhillipo
------------------                      --------------------------
                                           John R. DePhillipo, Chief Executive
                                              Officer and President