Form 10QSB
period 2002-06-30
GENELINK INC
filed 2002-08-13
CIK 941020

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                    QUARTERLY REPORT FOR THE QUARTERLY PERIOD
                               ENDED JUNE 30, 2002

                           COMMISSION FILE NO. 0-28077

                                 GENELINK, INC.
                 ----------------------------------------------
                 (Name of Small Business Issuer in its charter)

        PENNSYLVANIA                                     23-2795613
        ------------                                   -------------
   (State or other jurisdiction of          (I.R.S. Employer Identification No.)
   incorporation or organization)


        100 S. Thurlow Street
          Margate, New Jersey                                        08402
  ------------------------------------                             ----------
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

       Number of Shares of Common Stock
       Outstanding on August 6, 2002                        18,054,752
                                                            ---------

      Transitional Small Business Disclosure Format        Yes ___  No X

PART I.  FINANCIAL INFORMATION

ITEM 1.  Financial Statements.

         Balance Sheets at June 30, 2002 (unaudited) and December 31, 2001

         Statements of Income for the three months and six months ended June 30, 2002 and 2001 (unaudited)

         Statements of Cash Flows for the six months ended June 30, 2002 and 2001 (unaudited)

         Notes to Interim Financial Statements

                                 GENELINK, INC.
                                 BALANCE SHEETS

                                                  (Unaudited)
                                                     June 30,          December 31,
                                                       2002               2001
                                                   -----------         -----------
ASSETS
  Cash                                             $     4,021         $   121,434
  Accounts receivable                                      471               1,448
  Inventory                                              9,305              10,089
  Prepaid expenses                                     102,792             152,878
                                                   -----------         -----------
       TOTAL CURRENT ASSETS                            116,589             285,849

  Property and equipment                                63,585              55,662
  Advance to related party                             181,982                   0
  Other assets                                          32,947              23,881
                                                   -----------         -----------
TOTAL ASSETS                                       $   395,103         $   365,392
                                                   ===========         ===========

LIABILITIES

  Accounts payable and accrued expenses            $   102,538         $    88,816
  Accrued payroll taxes                                 51,977              11,593
  Customer deposits                                      5,000                   0
                                                   -----------         -----------
       TOTAL CURRENT LIABILITIES                       159,515             100,409

  Accrued compensation                                 297,373             357,807
  Loans payable-affiliates                              53,000              58,000
                                                   -----------         -----------
       TOTAL LIABILITIES                               509,888             516,216
                                                   -----------         -----------

STOCKHOLDERS' EQUITY (DEFICIT)
  Common stock, $.01 par value,
     75,000,000 shares authorized
     17,860,930 and 16,801,590 shares
     issued, 17,664,750 and 16,705,410
     outstanding as of June 30, 2002
     and December 31, 2001, respectively               178,608             168,015
  Treasury stock, 196,180 and 96,180
     shares as of June 30, 2002 and
     December 31, 2001, respectively                  (205,860)           (109,860)
  Additional paid-in capital                         5,701,069           5,279,271
  Stock subscriptions receivable                      (949,700)           (920,189)
  Stock warrants                                       576,254             350,334
  Deferred compensation                                      0            (200,000)
  Accumulated deficit                               (5,415,156)         (4,718,395)
                                                   -----------         -----------
       TOTAL STOCKHOLDERS' EQUITY (DEFICIT)           (114,785)           (150,824)
                                                   -----------         -----------
TOTAL LIABILITIES AND

  STOCKHOLDERS' EQUITY (DEFICIT)                   $   395,103         $   365,392
                                                   ===========         ===========


    The accompanying notes are an integral part of the financial statements.

                                 GENELINK, INC.
                             STATEMENT OF OPERATIONS
                                   (UNAUDITED)

                                                      For The            For The            For The              For The
                                                   Three Months       Three Months        Six Months            Six Months
                                                      Ended              Ended              Ended                  Ended
                                                   June 30, 2002      June 30, 2001      June 30, 2002         June 30, 2001
                                                   -------------      -------------      -------------         -------------
REVENUE                                            $      2,409        $      5,668        $      8,258        $     11,462
COST OF GOODS SOLD                                          331                 615               1,234               1,224
                                                   ------------        ------------        ------------        ------------
GROSS PROFIT                                              2,078               5,053               7,024              10,238
                                                   ------------        ------------        ------------        ------------

EXPENSES

         Selling, general and administrative            171,788              86,029             477,630             393,246
         Consulting                                      62,116              32,221             103,522              51,192
         Professional fees                               42,300              12,936              65,088              62,587
         Advertising and promotion                       28,799              15,671              53,143              25,280
         Amortization and depreciation                    2,412               1,006               4,402               2,013
                                                   ------------        ------------        ------------        ------------
                                                        307,415             147,863             703,785             534,318
                                                   ------------        ------------        ------------        ------------
INTEREST EXPENSE                                              0               4,884                   0              17,047
                                                   ------------        ------------        ------------        ------------
NET LOSS BEFORE EXTRAORDINARY ITEM                     (305,337)           (147,694)           (696,761)           (541,127)

EXTRAORDINARY ITEM - FORGIVENESS OF DEBT                      0                   0                   0              14,010
                                                   ------------        ------------        ------------        ------------
NET LOSS BEFORE PROVISION FOR
INCOME TAXES                                           (305,337)           (147,694)           (696,761)           (527,117)
                                                   ------------        ------------        ------------        ------------
PROVISIONS FOR INCOME TAXES
                                                              0                   0                   0                   0
                                                   ------------        ------------        ------------        ------------

NET LOSS                                               (305,337)           (147,694)           (696,761)           (527,117)
                                                   ============        ============        ============        ============

NET LOSS PER SHARE BASIC AND DILUTED               $      (0.02)       $      (0.01)       $      (0.04)              (0.05)
                                                   ============        ============        ============        ============
Weighted average common shares and diluted
potential common shares                              17,786,757          14,127,250          17,366,351          13,554,700
                                                   ============        ============        ============        ============


    The accompanying notes are an integral part of the financial statements.

                                 GENELINK ,INC.
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

SIX MONTHS ENDED JUNE 30                                              2002             2001
----------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES

    Net loss                                                       $(696,761)       $(527,117)
Adjustments to reconcile net loss
       to net cash used by operating activities
       Depreciation and amortization                                   4,402            2,012
       Amortization of bond discount                                       0           36,243
       Fair value of compensation related to vested options          200,000          200,000
       Common stock issued for services                               64,360           23,589
       Fair value of options granted for consulting services          60,690            7,710
       Changes in operating assets and liabilities
          Accounts receivable                                            977               26
          Inventory                                                      784              189
          Prepaid expenses                                            20,086            4,964
          Deposits                                                         0              112
          Accounts payable and accrued expenses                       13,720           29,996
          Accrued payroll taxes                                       40,384            9,389
          Customer deposits                                            5,000                0
          Accrued interest                                                 0           13,142
          Accrued compensation                                       (60,434)         100,287
                                                                   ---------        ---------
Net cash used by operating activities                               (346,792)         (99,458)
                                                                   ---------        ---------

CASH FLOWS FROM INVESTING ACTIVITIES

   Capital expenditures                                              (21,389)               0
   Advance to related party                                         (181,982)               0
                                                                   ---------        ---------
Net cash used by investing activities                               (203,371)               0
                                                                                    ---------

CASH FLOWS FROM FINANCING ACTIVITIES

   Proceeds from loans payable                                             0            4,770
   Repayments of loan payable                                         (5,000)               0
   Proceeds relating to issuance of common stock (net)               437,750           85,000
                                                                   ---------        ---------
Net cash provided by financing activities                          $ 432,750        $  89,770
                                                                   ---------        ---------


    The accompanying notes are an integral part of the financial statements.

                                 GENELINK ,INC.
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

SIX MONTHS ENDED JUNE 30                                       2002             2001
--------------------------------------------------------------------------------------
NET DECREASE IN CASH AND CASH EQUIVALENTS                   $(117,413)       $  (9,688)

Cash and cash equivalents beginning of period                 121,434           13,804
                                                            ---------        ---------

Cash and cash equivalents end of period                     $   4,021        $   4,116
                                                            =========        =========

SUPPLEMENTAL CASH FLOW INFORMATION

     Income taxes paid                                      $       0        $       0
                                                            =========        =========
     Interest paid                                          $       0        $       0
                                                            =========        =========

NON-CASH FINANCING TRANSACTIONS:
     Conversion of debt and accrued interest to stock               0          506,112
     Accrued interest on subscriptions receivable              30,949           25,656
     Issuance of common stock for services                     64,360                0
     Acquisition of treasury stock                             96,000                0
     Conversion of accounts payable to stock                        0           30,000


    The accompanying notes are an integral part of the financial statements.

                                 GENELINK, INC.
                      NOTES TO INTERIM FINANCIAL STATEMENTS

===============================================================================

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

                                 GENELINK, INC.
                      NOTES TO INTERIM FINANCIAL STATEMENTS

===============================================================================

         2 - BASIS OF
             PRESENTATION

                                    The accompanying unaudited financial
                                    statements have been prepared by the Company in accordance with the instructions to Form 10-QSB and Article 10 of Regulation S-X relating to interim financial statements. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the financial statements and notes thereto included in the Annual Report on Form 10-KSB of GeneLink, Inc. for the year ended December 31, 2001.

                                    In the opinion of management, all
                                    adjustments (consisting of normal recurring accruals) necessary to present fairly the information set forth in the accompanying financial statements have been included. The results reported in these financial statements for the three-month period and six month period ended June 30, 2002 should not be regarded as necessarily indicative of results that may be expected for the year ended December 31, 2002.

         3 - INCOME TAXES

                                    At June 30, 2002, the Company had
                                    significant federal and state tax net
                                    operating loss carryforwards of
                                    approximately $6,830,000. The difference between the operating loss carryforwards on a tax basis and a book basis is due principally to differences in depreciation, amortization, and treatment of stock options. The federal carryforwards will begin to expire in 2009 and the state carryforwards will begin to expire in 2005.

                                    The Company had a net deferred tax asset of $773,000 at June 30, 2002 primarily from net operating loss carryforwards. A valuation allowance was recorded to reduce the net deferred tax asset to zero.

         4 - SHAREHOLDERS'
             EQUITY TRANSACTIONS

                                    COMMON STOCK

                                    During the six months ended June 30, 2002, the Company issued 568,000 shares of common stock and 568,000 warrants to purchase common stock for an aggregate cash consideration of $355,000. This is pursuant to the private placement offering from June, 2001 and subsequent amendments in 2001. Using the Black-Scholes methodology, the warrants were valued at $225,920.

                                 GENELINK, INC.
                      NOTES TO INTERIM FINANCIAL STATEMENTS

===============================================================================

                                    In addition to the private placement, the Company issued an additional 400,000 shares of common stock for an aggregate cash consideration of $135,000 during the six months ended June 30, 2002.

                                    The Company issued 91,340 shares of common stock for services rendered, valued at $64,360 for the six months ended June 30, 2002.

                                    STOCK OPTIONS AND WARRANTS

                                    During the six months ended June 30, 2002, an officer of the Company was granted options to acquire 1,200,000 shares of common stock at $.82 per share. The options vest in three equal annual installments beginning in April, 2003.

                                    With respect to stock options granted to officers of the Company in 1997, $200,000 of deferred compensation was amortized during the six months ended June 30, 2002.

                                    During the six months ended June 30, 2002, $52,250 and $8,440 was charged against additional paid in capital and consulting fees, respectively, for options vested during the quarter that were issued in prior years pursuant to consulting agreements.

                                    TREASURY STOCK

                                    During the six months ended June 30, 2002, 100,000 shares of common stock valued at $96,000 was returned to the Company and recorded as treasury stock. The stock was issued during 2001 for services rendered.

         5 - TRANSACTIONS
             WITH RELATED
             PARTIES

                                    Pursuant to employment and consulting
                                    agreements with two officers, compensation of $131,436 was accrued during the six months ended June 30, 2002.

                                    During the six months ended June 30, 2002, the Company paid John R. DePhillipo, the Chief Executive Officer and President of the Company, $191,870 of the $280,713 accrued compensation owed to him.

                                    COMMITMENT

                                    On April 24, 2002, the Company entered into a Distribution Agreement with NuGenix, LLC ("NuGenix"), pursuant to which it

                                 GENELINK, INC.
                      NOTES TO INTERIM FINANCIAL STATEMENTS

===============================================================================

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

                                    In connection with entering into the
                                    Distribution Agreement, the Company has
                                    agreed to loan NuGenix $500,000 to fund
                                    NuGenix's operations, of which $180,000 was lent by the Company to NuGenix on April 24, 2002. The loan is for a three year term, accrues interest at the rate of six percent (6%) per year and grants the Company the right to convert the principal balance of the loan into an equity position in NuGenix. To secure NuGenix's obligations with respect to the loan, NuGenix has granted the Company a first priority security interest in all of its assets and the members of NuGenix have pledged their membership interests in NuGenix to the Company. NuGenix is entirely owned by DePhillipo Family, LLC, which in turn is owned by the adult children of John
                                    R. DePhillipo, the Chief Executive Officer and President and a member of the Board of Directors of the Company.

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

Operating results for the six-month period ended June 30, 2002 are not necessarily indicative of the results that may be expected for the full fiscal year.

LIQUIDITY AND CAPITAL RESOURCES

For the six month period ended June 30, 2002, the Company's primary liquidity requirements have been funding NuGenix, LLC ("NuGenix") pursuant to the obligations entered into in connection with NuGenix becoming a distributor for the Company, the implementation and funding of its sales and marketing efforts, the funding of its research and development efforts, the payment of compensation to officers and other employees and the payment of accounts payable. In the first six months of 2002, the Company has raised $437,750, primarily through the issuance of common stock.

Cash and cash equivalents at June 30, 2002 amounted to $4,021 as compared to $121,434 at December 31, 2001, a decrease of $117,413. During the first six months of 2002, the Company's operating activities utilized $346,792, as compared to $99,458 for the first six months of 2001. Cash utilized during these periods resulted from Company's net losses for such periods.

Financing activities provided $432,750 for the six month period ended June 30, 2002 as compared to $89,770 for the six months ended June 30, 2001. Financing activities in the six months ended June 30, 2002 resulted primarily from the receipt of $437,750 as a result of the issuance of common stock throughout the first six months of 2002, as the Company required additional funds for working capital purposes.

The Company will require approximately $1,000,000 in 2002 to fund NuGenix, to fund research and development expenses and to pay accounts payable. The Company intends to raise funds through a private placement of securities. Unless the Company can increase its revenues and increase its stock price, it is unlikely that the Company will be able to secure such financing. If the Company is not able to secure such additional required capital, it will continue to realize negative cash flow and losses and it is unlikely that it will be able to continue operations.

RESULTS OF OPERATIONS

The following table sets forth certain operating information regarding the
Company:

                                            SIX MONTH               SIX MONTH
                                            PERIOD ENDED            PERIOD ENDED
                                            JUNE 30, 2002           JUNE 30, 2001

                                           (UNAUDITED)                (UNAUDITED)
                                           -----------                -----------
Revenues                                    $   8,258                $  11,462

Cost of Goods Sold                          $   1,234                $   1,224

Net Earnings (Loss)                         $(696,761)               $(527,117)

Net Earnings (Loss) Per Share               $    (.04)               $    (.05)


      The following summary table presents comparative cash flows of the Company for the six months ended June 30, 2002 and 2001.

                                          SIX MONTH                  SIX MONTH
                                          PERIOD ENDED            PERIOD ENDED
                                          JUNE 30, 2002           JUNE 30, 2001

                                         (UNAUDITED)               (UNAUDITED)
                                         -----------              -------------
Net cash used in operating
activities                               $ 346,792                $  99,458

Net cash used by
investing activities                     $(203,371)               $       0

Net cash provided by
financing activities                     $ 432,750                $  89,770


      The Company had cash balances totaling $4,021 at June 30, 2002 and $4,116 at June 30, 2001.

COMPARISON OF SIX MONTHS ENDED JUNE 30, 2002 TO SIX MONTHS ENDED JUNE 30, 2001

FINANCIAL CONDITION

Assets of the Company increased from $365,392 at December 31, 2001 to $395,103 at June 30, 2002, an increase of $29,711. This increase was primarily due to an increase in advances to related party from $0 at December 31, 2001 to $181,982 at June 30, 2002, as partially offset by a decrease in cash from $121,434 at December 31, 2001 to $4,021 at June 30, 2002 and a decrease prepaid expenses from $152,818 at December 31, 2001 to $102, 792 at June 30, 2002.

Liabilities decreased from $516,216 at December 31, 2001 to $509,888 at June 30, 2002, a decrease of $6,328. This decrease was primarily due to a decrease in accrued compensation from $357,807 at December 31, 2001 to $297,373 at June 30, 2002, as partially offset by an increase in accounts payable from $88,816 at December 31, 2001 to $102,538 at June 30, 2002 and an increase in accrued payroll taxes from $11,593 at December 31, 2001 to $51,977 at June 30, 2002.

CURRENT YEAR PERFORMANCE AND EARNINGS OUTLOOK

Revenues. The total revenues for the six months ended June 30, 2002 were $8,258 as compared to $11,462 for the six months ended June 30, 2001, a decrease of $3,204.

Expenses. Total expenses for the six months ended June 30, 2002 were $703,785 as compared to $551,365 for the six months ended June 30, 2001, an increase of $152,420, primarily resulting from the increase in selling general and administrative expenses from $393,246 for the six months ended June 30, 2001 to $477,630 for the six months ended June 30, 2002, an increase in consulting expenses from $51,192 for the six months ended June 30, 2001 to $103,522 for the six months ended June 30, 2002 and an increase in advertising and promotion expenses from $25,280 for the six months ended December 30, 2001 to $53,145 for the six months ended June 30, 2002, all related to the Company's efforts to create a market for its proprietary genetic profiling technology.

Losses. The Company incurred a loss before extraordinary items of $696,761 for the six months ended June 30, 2002 as compared to a loss of $541,127 for the six months ended June 30, 2001, an increase of $155,634. This increase in the amount of losses incurred is primarily due to the $152,420 increase in expenses incurred by the Company for the six months ended June 30, 2002 as compared to the six months ended June 30, 2001.

FACTORS AFFECTING THE COMPANY'S BUSINESS AND PROSPECTS

Statements included in this Report on Form 10-QSB, including within the Management's Discussion and Analysis of Financial Condition and Results of Operations which are not historical in nature, are intended to be and are hereby identified as "forward looking statements" for purposes of the safe harbor provided by the Private Securities Litigation Reform Act of 1995. Forward looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those indicated in the forward looking statements due to several factors. The Company undertakes no obligation to publicly release any revisions to these forward looking statements or reflect events or circumstances after the date hereof.

There are a number of factors that affect the Company's business and the result of its operations. These factors include general economic and business conditions; the level of acceptance of the Company's products and services; the rate and commercial applicability of advancements and discoveries in the genetics field; and the Company's ability to enter into strategic alliances with companies in the genetics industry; the ability of the Company to raise the financing necessary to implement its business and marketing plan, to pay salaries to its officers and employees and to pay its accounts payable.

PART II. OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

         The 2002 Annual Meeting of Shareholders of the Company was held on April 29, 2002.

         At this meeting, the shareholders voted on the election of two directors to hold office until the Annual Meeting of Shareholders in 2003 and until their respective successors are duly elected and qualified.

         Votes were cast for the election of directors as follows, each of whom continued in office after the meeting:

                Nominee                 Votes For         Votes Withheld
                -------                 ---------         --------------
          John R. DePhillipo           12,333,755            2,306,790
          Robert P. Ricciardi          12,333,755            2,306,790

Item 6.  Exhibits and Reports on Form 8-K.

         (a)      Exhibits

         99.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

         (b)      Reports on Form 8-K.

                  No reports on Form 8-K were filed during the quarter for which this report is filed.

* * * * * *

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 GENELINK, INC.
                                  (Registrant)


Date: August 13, 2002                       By:     /s/ John R. DePhillipo
                                                    ---------------------------
                                                    John R. DePhillipo, Chief Executive
                                                    Officer and President