Form 10QSB
period 2002-09-30
GENELINK INC
filed 2002-11-13
CIK 941020

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
`
                                   FORM 10-QSB

                    QUARTERLY REPORT FOR THE QUARTERLY PERIOD
                            ENDED SEPTEMBER 30, 2002

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

           Number of Shares of Common Stock
           Outstanding on November 1, 2002              18,775,283
                                                        ----------

      Transitional Small Business Disclosure Format     Yes [ ] No [X]

                                 GENELINK, INC.

PART I.     FINANCIAL INFORMATION

ITEM 1.     Financial Statements.

            Balance Sheets at September 30, 2002 (unaudited) and December 30,
            2001

            Statements of Operations for the three months and nine months ended September 30, 2002 and 2001 (unaudited)

            Statements of Cash Flows for the nine months ended September 30, 2002 and 2001 (unaudited)

            Notes to Financial Statements

                                 GENELINK, INC.
                                 BALANCE SHEETS


                                                   (Unaudited)
                                                  September 30,     December 31,
                                                        2002             2001
                                                   -----------      -----------
ASSETS
  Cash                                             $     2,060      $   121,434
  Accounts receivable                                   13,192            1,448
  Inventory                                             29,032           10,089
  Prepaid expenses                                     141,130          152,878
                                                   -----------      -----------
       Total Current Assets                            185,414          285,849
  Property and equipment                                73,662           55,662
  Advance to related party                             272,021                0
  Other assets                                          32,358           23,881
                                                   -----------      -----------
                                                   $   563,455      $   365,392
                                                   ===========      ===========
LIABILITIES
  Accounts payable and accrued expenses            $   181,829      $    88,816
   Accrued payroll taxes                                60,152           11,593
                                                   -----------      -----------
       Total Current Liabilities                       241,981          100,409
  Accrued compensation                                 308,951          357,807
  Loans payable-affiliates                              53,000           58,000
                                                   -----------      -----------
                                                       603,932          516,216
                                                   -----------      -----------
STOCKHOLDERS' DEFICIT
  Common stock, $.01 par value,
     75,000,000 shares authorized
     18,432,296 and 16,801,590 shares
     issued, 18,236,116 and 16,705,410
     outstanding as of September 30, 2002
     and December 31, 2001, respectively               184,323          168,015
  Treasury stock, 196,180 and 96,180
     shares as of September 30, 2002 and
     December 31, 2001, respectively                  (205,860)        (109,860)
  Additional paid in capital                         5,912,460        5,279,271
  Stock subscriptions receivable                      (962,179)        (920,189)
  Stock warrants                                       647,127          350,334
  Deferred compensation                                      0         (200,000)
  Deficit                                           (5,616,348)      (4,718,395)
                                                   -----------      -----------
                                                       (40,477)        (150,824)
                                                   -----------      -----------
                                                   $   563,455      $   365,392
                                                   ===========      ===========


    THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE FINANCIAL STATEMENTS.

                                 GENELINK, INC.
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


THREE MONTHS ENDED SEPTEMBER 30                                            2002              2001
-------------------------------                                            ----              ----
REVENUE                                                                $     26,598      $      2,488
COST OF GOODS SOLD                                                            9,388               591
                                                                       ------------      ------------
GROSS PROFIT                                                                 17,210             1,897
                                                                       ------------      ------------
EXPENSES
   Selling, general and administrative                                       95,928           108,368
   Consulting                                                                56,350             2,461
   Professional fees                                                         43,917            45,323
   Advertising and promotion                                                 19,767            29,987
   Amortization and depreciation                                              2,412             1,006
                                                                       ------------      ------------
                                                                            218,374           187,145
                                                                       ------------      ------------
INTEREST EXPENSE                                                                  0               236
                                                                       ------------      ------------
LOSS BEFORE PROVISION FOR INCOME TAXES                                     (201,164)         (185,484)
                                                                       ------------      ------------
PROVISIONS FOR INCOME TAXES                                                       0                 0
                                                                       ------------      ------------
NET LOSS                                                               $   (201,164)     $   (185,484)
                                                                       ============      ============
NET LOSS PER SHARE BASIC AND DILUTED                                   $      (0.01)     $      (0.01)
                                                                       ============      ============
Weighted average common shares and diluted potential common shares       18,233,341        14,969,447
                                                                       ============      ============


    THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE FINANCIAL STATEMENTS.

                                 GENELINK, INC.
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


NINE MONTHS ENDED SEPTEMBER 30                                             2002              2001
------------------------------                                             ----              ----
REVENUE                                                                $     34,856      $     13,951
COST OF GOODS SOLD                                                           10,622             1,815
                                                                       ------------      ------------
GROSS PROFIT                                                                 24,234            12,136
                                                                       ------------      ------------
EXPENSES
   Selling, general and administrative                                      573,586           498,835
   Consulting                                                               159,872            17,353
   Professional fees                                                        109,005           107,910
   Advertising and promotion                                                 72,910            58,248
   Amortization and depreciation                                              6,814             3,019
                                                                       ------------      ------------
                                                                            922,187           685,365
                                                                       ------------      ------------
INTEREST EXPENSE                                                                  0            53,382
                                                                       ------------      ------------
LOSS BEFORE EXTRAORDINARY ITEM                                             (897,953)         (726,611)
                                                                       ------------      ------------
EXTRAORDINARY ITEM- FORGIVENESS OF DEBT                                           0            14,010
                                                                       ------------      ------------
LOSS BEFORE PROVISION FOR INCOME TAXES                                     (897,953)         (712,601)

PROVISION FOR INCOME TAXES                                                        0                 0
                                                                       ------------      ------------
NET LOSS                                                               $   (897,953)     $   (712,601)
                                                                       ============      ============
NET LOSS PER SHARE BASIC AND DILUTED                                   $      (0.05)     $      (0.05)
                                                                       ============      ============
Weighted average common shares and diluted potential common shares       17,655,348        14,026,283
                                                                       ============      ============


    THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE FINANCIAL STATEMENTS.

                                 GENELINK ,INC.
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


NINE MONTHS ENDED SEPTEMBER 30                                    2002            2001
------------------------------                                    ----            ----
CASH FLOWS FROM OPERATING ACTIVITIES
    Net loss                                                   $ (897,953)     $ (712,601)
    Adjustments to reconcile net loss
     to net cash used by operating activities
     Depreciation and amortization                                  6,814           3,019
     Amortization of bond discount                                      0          36,243
     Fair value of compensation related to vested options         200,000         200,000
     Common stock issued for services                             143,860          61,693
     Fair value of options granted for consulting services         11,440           7,710
     Changes in operating assets and liabilities
        Accounts receivable                                       (11,744)          1,526
        Inventory                                                 (18,943)            252
        Prepaid expenses                                           11,748         (20,227)
        Deposits                                                        0             112
        Accounts payable and accrued expenses                      63,013          84,270
        Accrued payroll taxes                                      48,559          10,197
        Accrued interest                                                0          13,517
        Accrued compensation                                      (48,856)        136,839
                                                               ----------      ----------
Net cash used by operating activities                            (492,062)       (177,450)
                                                               ----------      ----------
CASH FLOWS FROM INVESTING ACTIVITIES
 Capital expenditures                                             (33,291)              0
 Advance to related party                                        (272,021)              0
                                                               ----------      ----------
Net cash used by investing activities                            (305,312)              0
                                                               ----------      ----------
CASH FLOWS FROM FINANCING ACTIVITIES
 Proceeds (Repayments) of loans payable                            (5,000)          4,770
 Proceeds relating to issuance of common stock (net)              683,000         160,000
                                                               ----------      ----------
Net cash provided by financing activities                      $  678,000      $  164,770
                                                               ----------      ----------


    THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE FINANCIAL STATEMENTS.

                                 GENELINK, INC.
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


NINE MONTHS ENDED SEPTEMBER 30                             2002            2001
------------------------------                             ----            ----
NET DECREASE IN CASH AND CASH EQUIVALENTS               $ (119,374)     $  (12,680)

Cash and cash equivalents, beginning of period             121,434          13,804
                                                        ----------      ----------
Cash and cash equivalents, end of period                $    2,060      $    1,124
                                                        ----------      ----------
SUPPLEMENTARY CASH FLOW INFORMATION
   Income taxes paid                                             0               0
   Interest paid                                                 0               0

NON-CASH FINANCING TRANSACTIONS
   Conversion of debt and accrued interest to stock              0         506,112
   Accrued interest on subscriptions receivable             43,428          38,786
   Issuance of common stock for services                   143,860               0
   Acquisition of treasury stock                            96,000               0
   Conversion of accounts payable to stock                  37,000          30,000


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

      The Company has also developed three proprietary genetic indicator tests (GeneLink's Genesis 1 Program) and has filed three patent applications. These tests are designed to measure genes that can contribute to disease and aging, predict an individual's risk for skin aging, and predict an individual's susceptibility to obesity. The Company's patented DNA Collection Kit will be used for the Program, which can assist nutritional companies and medical, health, and anti-aging practitioners to offer a "more targeted" and improved approach to wellness/nutritional therapies.

2 - BASIS OF PRESENTATION

      The accompanying unaudited financial statements have been prepared by the Company in accordance with the instructions to Form 10-QSB and Article 10 of Regulation S-X relating to interim financial statements. Accordingly, they do not include all of the

                                                                  GENELINK, INC.
                                           NOTES TO INTERIM FINANCIAL STATEMENTS


      information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the financial statements and notes thereto included in the Annual Report on Form 10-KSB of GeneLink, Inc. for the year ended December 31, 2001.

      In the opinion of the management, all adjustments (consisting of normal recurring accruals) necessary to present fairly the information set forth in the accompanying financial statements have been included. The results reported in these financial statements for the three-month period and nine month period ended September 30, 2002 should not be regarded as necessarily indicative of results that may be expected for the year ended December 31, 2002.

3 - INCOME TAXES

      At September 30, 2002, the Company had significant federal and state tax net operating loss carryforwards of approximately $7,225,000. The difference between the operating loss carryforwards on a tax basis and a book basis is due principally to differences in depreciation, amortization, and treatment of stock options. The federal carryforwards will begin to expire in 2009 and the state carryforwards will begin to expire in 2005.

      The Company had a net deferred tax asset of $817,000 at September 30, 2002 primarily from net operating loss carryforwards. A valuation allowance was recorded to reduce the net deferred tax asset to zero.

4 - SHAREHOLDERS' EQUITY TRANSACTIONS

      A. COMMON STOCK

      During the nine months ended September 30, 2002, the Company issued 1,384,366 shares of common stock and 804,366 warrants to purchase common stock for an aggregate cash consideration of $683,000. Using the Black-Scholes methodology, the warrants were valued at $296,793.

      The Company issued 246,340 shares of common stock for services rendered, valued at $143,860, for the nine months ended September 30, 2002.

      B. STOCK OPTIONS AND WARRANTS

      During the nine months ended September 30, 2002, an officer of the Company was granted options to acquire 1,200,000 shares of

                                                                  GENELINK, INC.
                                           NOTES TO INTERIM FINANCIAL STATEMENTS


      common stock at $.82 per share. The options vest in three equal annual installments beginning in April, 2003.

      With respect to stock options granted to officers of the Company in 1997, $200,000 of deferred compensation was amortized during the nine months ended September 30, 2002.

      During the nine months ended September 30, 2002, $52,250 and $11,440 was charged against additional paid in capital and consulting fees, respectively, for options vested during the period that were issued in prior years pursuant to consulting agreements.

      C. TREASURY STOCK

      During the nine months ended September 30, 2002, 100,000 shares of common stock valued at $96,000 was returned to the Company and recorded as treasury stock. The stock was issued during 2001 for services rendered.

5 - TRANSACTIONS WITH RELATED PARTIES

      Pursuant to employment and consulting agreements with two officers, compensation of $197,154 was accrued during the nine months ended September 30, 2002. During the nine months ended September 30, 2002, the Company paid John R. DePhillipo, the Chief Executive Officer and President of the Company, $246,010 of the accrued compensation owed to him. As of September 30, 2002, the Company owed an aggregate of $308,951 of accrued compensation to officers.

      COMMITMENT

      On April 24, 2002, the Company entered into a Distribution Agreement with NuGenix, LLC ("NuGenix"), pursuant to which it granted NuGenix the right to distribute vitamin and nutritional supplement products and regimens developed utilizing the Company's proprietary genetic profiling technology (the "Products") in the direct selling market with North America. The Distribution Agreement grants to NuGenix an exclusive right through January 31, 2003 and a non-exclusive right for a period of five years thereafter to market and sell the Products within North American through the direct selling market. Revenues from NuGenix were $15,187 for the nine months ended September 30, 2002.

      In connection with entering into the Distribution Agreement, the

                                                                  GENELINK, INC.
                                           NOTES TO INTERIM FINANCIAL STATEMENTS


      Company has agreed to loan NuGenix $500,000 to fund NuGenix's operations, of which $268,000 was lent by the Company to NuGenix as of September 30, 2002. The loan is for a three year term, accrues interest at the rate of six percent (6%) per year and grants the Company the right to convert the principal balance of the loan into an equity position in NuGenix. To secure NuGenix's obligations with respect to the loan, NuGenix has granted the Company a first priority security interest in all of its assets and the members of NuGenix have pledged their membership interests in NuGenix to the Company. NuGenix is entirely owned by DePhillipo Family, LLC, which in turn is owned by the adult children of John R. DePhillipo, the Chief Executive Officer and President and a member of the Board of Directors of the Company.

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

Operating results for the nine-month period ended September 30, 2002 are not necessarily indicative of the results that may be expected for the full fiscal year.

LIQUIDITY AND CAPITAL RESOURCES

For the nine month period ended September 30, 2002, the Company's primary liquidity requirements have been research and development, funding of its sales and marketing efforts, the payment of compensation to officers and other employees and the payment of accounts payable. In the first nine months of 2002 the Company has raised $630,750 primarily through the issuance of common stock and warrants.

Cash and cash equivalents at September 30, 2001 amounted to $2,060 as compared to $121,434 at December 31, 2001, an a decrease of $119,374. During the first nine months of 2002, the Company's operating activities utilized $492,062, as compared to $177,450 for the first nine months of 2001. Cash utilized during these periods resulted from Company's net losses for such periods.

Financing activities provided $678,000 for the nine month period ended September 30, 2002 as compared to $164,770 for the nine months ended September 30, 2001. Financing activities in the nine months ended September 30, 2002 resulted primarily from the issuance of $683,000 of common stock and warrants throughout the first nine months of 2002, as the Company required additional funds for working capital purposes.

The Company will require approximately $1,000,000 for research and development and to fund its sales and marketing strategy. The Company intends to raise funds through the private placement of its securities. Unless the Company can increase its revenues and increase its stock price, it is unlikely that the Company will be able to secure such financing. If the Company is not able to secure such additional required capital, it will continue to realize negative cash flow and losses and may not be able to continue operations.

RESULTS OF OPERATIONS

The following table sets forth certain operating information regarding the
Company:

                                             NINE MONTH PERIOD              NINE MONTH PERIOD
                                         ENDED SEPTEMBER 30, 2002       ENDED SEPTEMBER 30, 2001
                                         ------------------------       ------------------------
                                                (UNAUDITED)                   (UNAUDITED)
                                                -----------                   -----------
Revenues                                         $  34,856                     $  13,951

Cost of Goods Sold                               $  10,622                     $   1,815

Net Earnings (Loss)                              $(897,953)                    $(712,601)

Net Earnings (Loss) Per Share                    $   (0.05)                    $   (0.05)


The following summary table presents comparative cash flows of the Company for the nine months ended September 30, 2002 and 2001.

                                                        NINE MONTH PERIOD           NINE MONTH PERIOD
                                                    ENDED SEPTEMBER 30, 2002     ENDED SEPTEMBER 30, 2001
                                                    ------------------------     ------------------------
                                                           (UNAUDITED)                  (UNAUDITED)
                                                           -----------                  -----------
Net cash used by operating activities                        $492,062                    $177,450

Net cash used by investing activities                        $305,312                    $      0

Net cash provided by financing activities                    $678,000                    $164,770

      The Company had a cash balance totaling $2,060 at September 30, 2002.

        COMPARISON OF THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2002
             TO THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2001

FINANCIAL CONDITION

Assets of the Company increased from $365,392 at December 31, 2001 to $563,455 at September 30, 2002, an increase of $198,063. This increase was primarily due to an increase in advances to related party from $0 at December 31, 2001 to $272,021 at September 30, 2002, resulting from the loan to NuGenix, LLC, an increase in inventory from $10,089 at December 31, 2001 to $29,032 at September 30, 2002 and an increase in accounts receivable from $1,448 at December 31, 2001 to $13,192 at September 30, 2003, both resulting from increased sales, as partially offset by a decrease in cash from $121,034 at December 31, 2001 to $2,060 at September 30, 2002 as a result of cash utilized to fund operating losses.

Liabilities increased from $516,216 at December 31, 2001 to $603,932 at September 30, 2002, an increase of $87,716. This increase in liabilities primarily resulted from an increase in accounts payable and accrued expenses from $88,916 at December 31, 2001 to $181,829 at September 30, 2002 and an increase in accrued payroll taxes from $11,593 at December 31, 2002 to $60,152 at September 30, 2002, as partially offset by a decrease in accrued compensation from $357,807 at December 31, 2001 to $308,951 at September 30, 2002, as the Company paid a portion of accrued compensation owed to officers during the nine months ended September 30, 2002.

CURRENT YEAR PERFORMANCE AND EARNINGS OUTLOOK

Revenues. The total revenues for the nine months ended September 30, 2002 were $34,856 as compared to $13,951 for the nine months ended September 30, 2001, an increase of $20,905, or 150%.

Total revenues for the three months ended September 30, 2002 were $26,598 as compared to $2,488 for the three months ended September 30, 2001, an increase of $24,110, or 969%.

Expenses. Total expenses for the nine months ended September 30, 2002 were $922,187 as compared to $685,385 for the nine months ended September 30, 2001, an increase of $236,822 primarily resulting from an increase in consulting expenses from $17,353 for the nine months ended September 30, 2001 to $159,872 for the nine months ended September 30, 2002, an increase of $142,519, relating to the Company's research and development activities, and an increase in selling, general and administrative expenses from $498,835 for the nine months ended September 30, 2001 to $573,586 for the nine months added September 30, 2002, an increase of $74,751.

Total expenses for the three months ended September 30, 2002 were $218,374 as compared to $187,145 for the three months ended September 30, 2001, an increase of $31,229, primarily resulting from an increase in consulting expenses from $2,461 for the three months ended September 30, 2001 to $56,350 for the three months ended September 30, 2002, relating to the Company's research and development activities.

Losses. The Company incurred a loss before extraordinary items of $897,953 for the nine months ended September 30, 2002 as compared to a loss of $726,611 for the nine months ended September 30, 2001, an increase of $181,342 or 25%.

The Company incurred a loss of $201,164 for the three months ended September 30, 2002, as compared to a loss of $185,484 for the three months ended September 30, 2001, an increase of $15,680 or 85%.

FACTORS AFFECTING THE COMPANY'S BUSINESS AND PROSPECTS

There are a number of factors that affect the Company's business and the results of its operations. These factors include general economic and business conditions; the level of acceptance of the Company's products and services; the rate and commercial applicability of advancements and discoveries in the genetics field; and the Company's ability to enter into strategic alliances with companies in the funeral home and genetics industries; the ability of the Company to raise the financing necessary to implement its business and marketing plan, to pay salaries to its officers and employees and to pay its accounts payable.

PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K.

      (a)   Exhibit No.

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

                                 GENELINK, INC.
                                 --------------
                                  (Registrant)



Date: November 12, 2002                   By:    /s/ John R. DePhillipo
                                             -----------------------------------
                                             John R. DePhillipo, Chief Executive
                                             Officer and Chief Financial Officer

      I, John R. DePhillipo, certify that:

      1. I have reviewed this quarterly report on Form 10-QSB of GeneLink, Inc.;

      2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

      3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

      4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

      a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

      b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

      c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

      a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial date and have identified for the registrant's auditors any material weaknesses in internal controls; and

      b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

      6. The registrant's other certifying officers and I have indicted in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 12, 2002                 By:        /s/ John R. DePhillipo
                                           -------------------------------------
                                           John R. DePhillipo, Chief Executive
                                           Officer and Chief Financial Officer