Form 10KSB
period 2002-12-31
GENELINK INC
filed 2003-03-28
CIK 941020

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

                        ANNUAL REPORT FOR THE FISCAL YEAR
                             ENDED DECEMBER 31, 2002

                           COMMISSION FILE NO. 0-28077

                                 GENELINK, INC.
                 ----------------------------------------------
                 (Name of Small Business Issuer in its charter)

                    PENNSYLVANIA                           23-2795613
                    ------------                          ------------
           (State or other jurisdiction of              (I.R.S. Employee
           incorporation or organization)              Identification No.)

                  100 S. Thurlow Street
                  Margate, New Jersey                        08402
        --------------------------------------             ---------
       (Address of principal executive offices)            (Zip Code)

                    ISSUER'S TELEPHONE NUMBER: (609) 823-6991

          Securities registered under Section 12(b) of the Exchange Act

                                      None

                              - - - - - - - - - - -
         Securities Registered under Section 12(g) of the Exchange Act

                               Title of each class
                              - - - - - - - - - - -
                          Common Stock, $.01 par value

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or amendment to this form 10-KSB. [X]

         State issuer's revenues for its most recent fiscal year. $63,415.

         State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act). $3,480,828

         APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


                  Number of Shares of Common Stock
                  Outstanding on March 14, 2003               19,482,556

         Transitional Small Business Disclosure Format    Yes [ ]   No [X]

         Statements in this Annual Report on Form 10-KSB may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements involve a number of risks, uncertainties and other factors that could cause actual results to differ materially from those projected in such statements.

                                TABLE OF CONTENTS

                                                                            PAGE
                                                                            ----
PART I

Item 1.  Business..............................................................4
Item 2.  Properties...........................................................14
Item 3.  Legal Proceedings....................................................14
Item 4.  Submission Of Matters To A Vote Of Security Holders..................15

PART II

Item 5.  Market For Registrant's Common Equity And

         Related Stockholder Matter...........................................15
Item 6.  Management's Discussion And Analysis Of
         Financial Condition And Results Of Operations........................17
Item 7.  Financial Statements and Supplementary Data..........................20
Item 8.  Changes in and Disagreements With Accountants on Accounting
         and Financial Disclosure.............................................40

PART III

Item 9.  Directors and Executive Officers of the Registrant ..................40
Item 10. Executive Compensation...............................................40
Item 11. Security Ownership of Certain Beneficial Owners and Management.......40
Item 12. Certain Relationships and Related Transactions.......................41

PART IV.

Item 13. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.....41

ITEM 1. DESCRIPTION OF BUSINESS.

GENERAL

         We are a publicly-held Pennsylvania corporation listed on the NASDAQ OTC Bulletin Board trading under the symbol "GNLK." We are a bioscience company and were organized to offer to the public the safe collection and preservation of a family's DNA material for later use by the family to identify and potentially prevent inherited diseases. Most recently we have created a breakthrough methodology for SNPs (single nucleotide polymorphisms) based genetic profiling (patents pending) and will soon license these proprietary assessments to companies that manufacture or market to the $100 Billion plus nutraceutical, personal care, skin care and weight-loss industries.

         We have never achieved a profit, having realized net losses each year, including losses of, $895,844 in 2000, $882,578 in 2001 and $1,470,264 in 2002.
There can be no assurance that we will ever realize significant sales or become profitable.

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

GENELINK BIOSCIENCES BUSINESS:

         We have created a powerful, proprietary methodology for SNP (single nucleotide polymorphism) based nutragenetic and dermagenetic profiling. The nutragenetic and dermagenetic profiles (patents pending) provide a means of predicting an individual's inherent genetic capacity to combat oxidative stress and other important selected areas of physiologic health. The profiles, for example, can measure a person's potential to efficiently control oxygen free radical damage, eliminate hydrogen peroxide, protect and repair oxidized phospholipids and destroy harmful environmental compounds.

         Our profile assessment enables nutritional and skin care companies to recommend a specific and targeted regime of antioxidant vitamins, nutrients or skin care formulation that have been specifically designed to compensate for predicted deficiencies. Our profiles are a powerful assessment tool to guide and optimize nutritional and skin care needs in order to provide individuals the best of health and appearance.

OXIDATIVE STRESS PROFILES

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

DNA BANKING

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

AFFILIATES

         Biosciences business: We have entered into an agreement with DNAPrint Genomics, Inc. pursuant to which DNAPrint will perform SNPs genotyping of samples provided by us for any genetics-based products that we may develop. We have entered into an agreement with Garden State Nutritionals, Inc., a division of Vitaquest International, to create a new class of customized vitamin and nutritional formulations based upon our SNPs based genetic profiling tests. We do not sell vitamin supplements or skin care products. We will license others to do that.

         We have entered into a collaborative agreement with Arch Personal Care Products, L.P., a unit of Arch Chemicals, Inc., to market newly developed formulations containing active skin care ingredients that can be linked to our genetic testing system for determining an individual's skin characteristics. These new formulations will be offered to leading marketers and manufacturers for the personal care and cosmetic industries. We began collaborating with Arch Chemicals, Inc. on the development of a new category of "genetic" skin care formulations and an associated, personalized skin-testing system in late 2001. Recently developed formulations feature a family of active ingredients known as "SNP-Derms(TM)" designed to address some of the key, individual genetic characteristics that can accelerate skin aging, skin wrinkling and other specific oxidative stress deficiencies in the skin. The SNP-Derm formulations may be offered in combination with our Dermagenetic Profile Assessment(TM) that provides a measure of a person's resistance to skin aging, skin irritation and tissue breakdown. Arch Chemicals, Inc., with annual sales of approximately $1 billion, is a global specialty chemicals company.

         DNA banking business: We have an agreement with the Health Science Center through March 2006 for the storage of the genetic material obtained using our DNA Collection Kit(R). The Health Science Center will continue to store any DNA specimens after such date for the balance of the 75 year storage period, but after March 2006 will no longer be obligated to receive and store any additional DNA specimens. We have established procedures with the Health Science Center whereby the Health Science Center will receive a sample in an envelope enclosed with the DNA Collection Kit(R). The Health Science Center will then analyze the sample to determine the quantity and quality of the DNA to insure that enough genetic material is present, extract and store the pure DNA in a frozen state.

MARKETING

         Biosciences. Our bioscience marketing occurs primarily through distribution agreements with various distributors.

         We have entered into a Licensing and Distribution Agreement with MedQuest Pharmacy to utilize our genetic profiling technology for customization of nutritional supplements and skin care products to MedQuest's physician network. MedQuest Pharmacy, a leading "compounding pharmacy", provides health care practitioners with state-of-the art diagnostic services, customized pharmaceuticals, and nutraceutical products. MedQuest serves a base of over 1,500 active healthcare professionals with over 20,000 patients by blending individual formulation techniques with modern medical knowledge and quality control.

         We have entered into a Distribution Agreement with NuGenix, LLC, to utilize our genetic profiling technology for nutritional products. NuGenix is a direct selling company with a large network of distributors who market direct-to-consumer customized nutritional and personal care products. NuGenix is entirely owned by DePhillipo Family, LLC, which in turn is owned by the adult children of John R. DePhillipo, our Chief Executive Officer and President and a member of our Board of Directors.

         We have entered into a Distribution Agreement with FoodScience Corporation to develop and market personalized nutritional products linked to our genetic profiling technology. FoodScience has been a leader in nutritional research by setting new standards of quality in the formulation of nutritional supplements created exclusively for health care professionals and their patients. FoodScience focuses on innovation and product effectiveness and serves a loyal client base of over 12,000 medical doctors, chiropractors, osteopaths and nutritionists.

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

         We have filed a series of U.S. patent applications relating to our DNA Collection Kit(R) and methods for assessing a human subject's susceptibility to various medical conditions, including oxidative damage, osteoporosis and other bone density disorders and obesity and for methods of selecting and measuring the dosage of preventative agents for such conditions. There can be no assurance that we will receive patent protection on our methods or procedures. We are negotiating licensing these proprietary assessments to companies that manufacture or market to the $100 billion plus nutraceutical, personal care, skin care, and weight-loss industries.

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

COMPETITION

         Biosciences: Great Smokies Diagnostics Laboratory performs SNP's testing and provides information direct-to-physicians. On its website, Great Smokies does not claim any patentable proprietary tests. Sciona Limited, is a biotechnology company located in the United Kingdom. Sciona performs SNPs testing in order to recommend proper foods and diets for individuals. These companies have greater financial resources than we do, and we cannot predict whether they will enter into markets similar to those that we intend to enter into or how competitive their products and services will be to those offered by us.

         DNA Banking: DNA collection and banking is offered on a regional basis by hospitals and laboratories throughout the United States. To the best of our knowledge, its other competitor which targets the funeral home industry is DNA Analysis, Inc. However, DNA Analysis, Inc.'s product is more expensive to the funeral home than our product, involves an invasive collection procedure (the drawing of blood with a needle), and is stored at funeral homes and laboratories of the owners. The DNA collected with our kit is extracted via swabs and stored at the Health Science Center. The advantage to storage at the Health Science Center is that the client can feel confident that the Health Science Center, which is located at a university with over a 100 year history, will continue to exist throughout the term of the storage agreement. Most funeral homes and laboratories owned by funeral homes do not have a comparable history or standing in the community. Neither us nor DNA Analysis, Inc., nor to our knowledge any other company, has realized any significant market penetration. Methods of competition include sales through funeral homes and hospitals and marketing directly to consumers.

GOVERNMENT REGULATION

         Pursuant to a letter dated January 23, 1996, the Food and Drug Administration has determined that our kit is a device, but is not subject to active regulations by the Center for Devices and Radiological Health. However, any change in the current regulations could result in the kit becoming a regulated device.

EMPLOYEES AND LABOR RELATIONS

         We consider our labor relations to be good, and none of our employees is covered by a collective bargaining agreement. As of December 31, 2002, we employed a total of 3 people, 3 on a full time basis, in the following areas:

                                                        Number of     Full Time
                Category                                Employees     Employees
Sales and Marketing                                         3             2

Business Development                                        3             2

General and Administration, including                       1             1
Customer Service

Lab Director and Scientists at the                          3             0
Health Science Center

Consultants/Others                                         12             0

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

         - the successful commercialization of our existing products and services;

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

         If funds generated from our operations, together with our existing capital resources, are insufficient to meet current or planned operating requirements, we will have to obtain additional funds through equity or debt financing, strategic alliances with corporate partners and others, or through other sources. We do not have any committed sources of additional financing, and we cannot provide assurance that additional funding, if necessary, will be available on acceptable terms, if at all. If adequate funds are not available, we may have to delay, scale-back or eliminate certain aspects of our operations or attempt to obtain funds through arrangements with collaborative partners or others. This may result in the relinquishment of our rights to certain of our technologies, product candidates, products or potential markets. Therefore, the inability to obtain adequate funds could have a material adverse impact on our business, financial condition, and results of operations and our ability to remain in business.

EXPECTED FUTURE DILUTION TO SHAREHOLDERS.

         As discussed above, we believe it is likely that we will be required to raise funds to fund our future operations. If additional funds are raised by us through issuing equity securities, dilution to shareholders may occur.

WE HAVE A HISTORY OF LOSSES AND EXPECT CONTINUED LOSSES FOR THE FORESEEABLE FUTURE.

         We commenced operations in 1994. We have incurred significant losses to date and our revenues have been limited. Our expenses have exceeded revenues in each year since inception. Given our planned levels of operating expenses, we expect to continue to incur losses for the foreseeable future. Our accumulated deficit as of December 31, 2002 was $6,188.659. We incurred a net loss of approximately $1,470,264 for the fiscal year ended December 31, 2002. Our expenses have consisted principally of research and development and of general and administrative expenses incurred while building our business infrastructure. We expect to continue to experience significant operating losses in the future as we continue our research and development efforts and expand our marketing and sales force in an effort to commercialize our products and services. We plan to increase our operating expenses in anticipation of increasing revenues. If our revenue growth is slower than we anticipate or our operating expenses exceed our expectations, our losses will significantly increase. Even if we were to achieve profitability, we may not be able to sustain or increase our profitability on a quarterly or annual basis.

IF ETHICAL AND OTHER CONCERNS SURROUNDING THE USE OF GENETIC INFORMATION BECOME WIDESPREAD, WE MAY HAVE LESS DEMAND FOR OUR PRODUCTS.

         Genetic testing has raised ethical issues regarding confidentiality and the appropriate uses of the resulting information. For these reasons, governmental authorities may call for limits on or regulation of the use of genetic testing or prohibit testing for genetic predisposition to certain conditions, particularly for those that have no known cure. Any of these scenarios could reduce the potential markets for our bioscience and DNA banking services and product.

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

OUR INDUSTRY IS HIGHLY COMPETITIVE AND WE MAY NOT HAVE THE RESOURCES REQUIRED TO SUCCESSFULLY COMPETE.

         The biosciences and medical diagnostic industries are highly competitive. We compete with companies in the United States and abroad that are engaged in these fields: They include

         -        biotechnology, pharmaceutical, chemical and other companies;

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

WE HAVE SIGNIFICANT FIXED OPERATING COSTS AND OUR OPERATING RESULTS ARE SUBJECT TO FLUCTUATIONS.

         A high percentage of our operating expenses, particularly personnel, are fixed in advance of any particular year. As a result, unanticipated variations in the number, or progress toward completion of our projects, or in employee utilization rates may cause significant variations in operating results in any particular year and could result in greater than expected losses for such year.

VOLATILITY OF COMMON STOCK PRICE AND THIN TRADING MARKET.

         Although our Common Stock is listed on the NASDAQ OTC Bulletin Board, recently daily trading volume of our Common Stock has generally been limited. The prices for securities of biosciences companies have historically been volatile. The trading price of the Common Stock has experienced considerable fluctuation since we began public trading in 1998.

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

         Our success depends, in part, upon our proprietary methodologies and other intellectual property rights. There can be no assurance that the steps taken by us to protect our proprietary information will be adequate to deter misappropriation of our proprietary information or that we will be able to detect unauthorized use and take appropriate steps to enforce our intellectual property rights. In addition, although we believe that our services and products do not infringe on the intellectual property rights of others, there can be no assurance that such a claim will not be asserted against us in the future, or that if asserted any such claim will be successfully defended. A successful claim against us could materially and adversely affect our business, financial condition and results of operations.

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

         Our executive officers, directors and beneficial owners of 5% or more of our common stock and their affiliates, in aggregate, beneficially own in excess of 30% of our outstanding common stock. As a result, if these persons act together, they would have the ability to influence the outcome of all matters submitted to our shareholders for approval, including the election and removal of directors and any merger, consolidation or sale of all or substantially all of our assets. In addition, such persons, if they act together, would have the ability to control the management and affairs of our company. Accordingly, this concentration of ownership may harm the market price of our common stock by:

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

ITEM 2. PROPERTIES

         We lease our principal executive offices located in Margate, New Jersey at no cost from John and Maria DePhillipo. John DePhillipo is our Chief Executive Officer and President and a member of our Board of Directors and Maria DePhillipo is the beneficial owner of 6.8% of the shares of our Common Stock.

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

         GeneLink v. LAB21, Inc., Civil Action No. 03cv1038 (D.NJ 2003). On March 24, 2003, the United States District Court for the District of New Jersey granted a preliminary injunction against LAB21, Inc. and its affiliates and representatives from claiming that LAB21, Inc. developed the use of DNA to measure and access skincare and skin health or from using any of our confidential or proprietary information which we disclosed to LAB21, Inc. in connection with LAB21, Inc.'s testing of our technology.

         The Court enjoined and restrained LAB21, Inc. and its officers, employees, representatives and agents from representing that LAB21, Inc. or anyone associated with LAB21, Inc. developed, invented or are leaders in the application of DNA technologies to skincare or skin health or from suggesting that LAB21, Inc. or any representative or affiliate developed the first skin DNA test for at home use. The Court further enjoined and restrained LAB21, Inc., its officers, employees, representatives and agents from utilizing any of our confidential information shared with LAB21, Inc., its agents and employees, from utilizing any of our proprietary information concerning measuring and assessing any genes involved in nutritional, healthcare and skin healthcare evaluations, or from using any SNP technology in any of LAB21, Inc.'s products. It is anticipated that this matter will go to trial in October, 2003.

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

                2000                             High              Low
                ----                             ----              ---
                1st Quarter                      $0.74             $0.10
                2nd Quarter                      $0.50             $0.19
                3rd Quarter                      $0.51             $0.25
                4th Quarter                      $0.50             $0.17

                2001                             High              Low
                ----                             ----              ---
                1st Quarter                      $0.44             $0.26
                2nd Quarter                      $0.34             $0.22
                3rd Quarter                      $0.45             $0.19
                4th Quarter                      $0.97             $0.25

                2002                             High              Low
                ----                             ----              ---
                1st Quarter                      $1.10             $0.58
                2nd Quarter                      $1.01             $0.57
                3rd Quarter                      $0.92             $0.36
                4th Quarter                      $0.45             $0.24

         As of March 14, 2003, there were 149 holders of record of our common stock. We have never paid dividends and do not anticipate paying any dividends in the future. We anticipate that we will retain all future revenues for working capital purposes.

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

RECENT SALES OF UNREGISTERED SECURITIES.

         We issued 358,007, 796,500 and 360,000 common shares of stock for consulting services rendered to us valued at $145,960, $289,180 and $83,138 for the years ended December 31, 2002, 2001 and 2000, respectively. These shares were issued in reliance upon Rule 506 of Regulation D under the Securities Act of 1933.

         During the year ended December 31, 2002, we issued 1,671,033 shares of common stock and 1,283,533 warrants to purchase common stock to accredited investors for an aggregate purchase price of $865,500. The shares and warrants were issued in reliance upon Rule 506 of Regulation D under the Securities Act of 1933.

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

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS.

                              RESULTS OF OPERATIONS

COMPARISON OF FISCAL YEAR ENDED DECEMBER 31, 2002 TO FISCAL YEAR ENDED DECEMBER 31, 2001.

         Assets. Our assets decreased from $365,392 at December 31, 2001 to $319,141 at December 31, 2002, a decrease of $46,251. This decrease was primarily due to a decrease in cash from $121,484 at December 31, 2001 to $31,203 at December 31, 2002 and a decrease in prepaid expenses from $152,838 at December 31, 2001 to $84,866 at December 31, 2002, resulting from the need to fund losses from operations, as partially offset by an increase in other assets from $23,881 at December 31, 2001 to $103,336 at December 31, 2002, relating to the value of the patents granted to us in 2002.

         Liabilities. Our liabilities increased from $516,216 at December 31, 2001 to $681,329 December 31, 2002, an increase of $165,113. This increase in liabilities was primarily due to an increase in accounts payable and accrued expenses from $88,816 at December 31, 2001 to $275,024 at December 31, 2002, an increase of $186,208, resulting from our inability to generate sufficient revenues and/or raise sufficient funds to pay our liabilities and expenses.

         Losses. We incurred a loss of $1,076,827 before extraordinary items for the fiscal year ended December 31, 2002, as compared to a loss of $896,588 before extraordinary items for the fiscal year ended December 31, 2001, an increase of $180,239. This increase was primarily due to an increase in expenses of $200,737 for the fiscal year ended December 31, 2002.

         Revenues. Our total revenues for the fiscal year ended December 31, 2002 were $63,415, compared to $16,930 for the fiscal year ended December 31, 2001, an increase of $46,485. This increase in revenues is primarily due to our realizing sales in 2002 from our biosciences products and services.

         Expenses. Total expenses for fiscal year ended December 31, 2002 were $1,112,320, an increase of $200,737 from our total expenses of $911,583 for the fiscal year ended December 31, 2001. Increased expenses are primarily due to an increase in consulting expenses from $53,525 for the fiscal year ended December 31, 2001 to $189,328 for the fiscal year ended December 31, 2002, primarily relating to our biosciences business, an increase in professional fees from $103,832 for the fiscal year ended December 31, 2001 to $213,149 for the fiscal year ended December 31, 2002, primarily relating to our efforts to protect our intellectual property and proprietary information, and an increase in advertising and promotional expenses from $41,235 for the fiscal year ended December 31, 2001 to $86,400 for the fiscal year ended December 31, 2002, primarily related to our bioscience business, as partially offset by a decrease in interest expenses from $53,057 for the fiscal year ended December 31, 2001 to $0 for the fiscal year ended December 31, 2002, resulting from the conversion of debentures into common stock in 2001.

COMPARISON OF FISCAL YEAR ENDED DECEMBER 31, 2001 TO DECEMBER 31, 2000.

         Assets. Our assets increased from $126,866 at December 31, 2000 to $365,392 at December 31, 2001, an increase of $238,526. This increase was primarily due to an increase in cash from $13,804 at December 31, 2000 to $121,434 at December 31, 2001 and an increase in prepaid expenses from $47,072 at December 31, 2000 to $152,878 at December 31, 2001.

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

LIQUIDITY AND CAPITAL RESOURCES

         Our primary liquidity requirement has been the implementation and funding of our sales and marketing efforts and the payment of compensation to our officers. For 2003, our primary liquidity requirement will be the funding of our research and development efforts and the funding of our sales and marketing efforts. We anticipated that we will need at least $1 million to adequately fund our business plan.

         Cash and Cash Equivalents. On December 31, 2002, our cash and cash equivalents amounted to $31,203 as to compared to $121,434 at December 31, 2001, a decrease of $90,231. During 2002, our operating activities utilized $843,579 as compared to utilizing $189,792 in 2001. Cash utilized during these periods resulted from our net losses for such periods.

         Investing activities utilized $107,152 in 2002, as compared to utilizing $80,739 in 2001. Financing activities provided $860,500 in 2002, as compared to $378,161 in 2001, primarily through the issuance of $865,500 of common stock and warrants to investors in 2002.

         We will require approximately $1 million to fund our sales and marketing efforts and to fund our research and development efforts for fiscal year 2003. We intend to raise funds through one or more private placements of securities. Unless we can increase our revenues and increase our stock price, it is not likely that we will be able to secure such financing. If we are unable to secure such additional required capital, we will continue to realize negative cash flow and losses and it is unlikely that we will be able to implement our sales and marketing strategy or to fund our research and development programs.

ITEM 7. FINANCIAL STATEMENTS

                          INDEX TO FINANCIAL STATEMENTS

                                                                      PAGE
Independent Auditors' Report                                          20

Financial Statements

         Balance Sheets                                               21

         Statements of Operations                                     22

         Statements of Changes in Stockholders' Deficit               23

         Statements of Cash Flows                                     24-25

Notes to Financial Statements                                         26-39

                          Independent Auditors' Report

GeneLink, Inc.
Margate, New Jersey

We have audited the accompanying balance sheets of GeneLink, Inc. as of December 31, 2002 and 2001, and the related statements of operations, changes in stockholders' deficit and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of GeneLink, Inc. as of December 31, 2002 and 2001 and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

                                             SIEGAL & DROSSNER, P.C., CPA'S

                                             CERTIFIED PUBLIC ACCOUNTANTS

                                             Philadelphia, Pennsylvania

  January 24, 2003

                                                                  GENELINK, INC.
                                                                  BALANCE SHEETS

  DECEMBER  31,                                                                      2002           2001
                                                                                 -----------    -----------
ASSETS
Cash                                                                             $    31,203    $   121,434
Accounts receivable                                                                    2,675          1,448
Inventory                                                                             26,180         10,089
Prepaid expenses                                                                      84,866        152,878
                                                                                 -----------    -----------
         Total current assets                                                        144,924        285,849

Property and equipment                                                                70,881         55,662
Other assets                                                                         103,336         23,881
                                                                                 -----------    -----------
                                                                                 $   319,141    $   365,392
                                                                                 -----------    -----------

LIABILITIES

Accounts payable & accrued expenses                                              $   275,024    $    88,816
Accrued payroll taxes                                                                 20,774         11,593
                                                                                 -----------    -----------
         Total current liabilities                                                   295,798        100,409

Accrued compensation                                                                 332,531        357,807
Loans payable affiliates                                                              53,000         58,000
                                                                                 -----------    -----------
                                                                                     681,329        516,216
                                                                                 -----------    -----------

STOCKHOLDERS' DEFICIT

Common stock, $.01 par value, 75,000,000 shares authorized 19,123,130 and
16,801,590 shares issued, 18,826,950 and 16,705,410 outstanding as of December
31, 2002 and 2001, respectively                                                      191,232        168,015
Treasury stock, 196,180 and 96,180 shares as of December 31, 2002 and December
31, 2001, respectively                                                              (205,860)      (109,860)
Additional paid in capital                                                         6,031,368      5,279,271
Stock subscriptions receivable                                                      (970,146)      (920,189)
Stock warrants                                                                       779,877        350,334
Deferred compensation                                                                      0       (200,000)
Deficit                                                                           (6,188,659)    (4,718,395)
                                                                                 -----------    -----------
                                                                                    (362,188)      (150,824)
                                                                                 -----------    -----------
                                                                                 $   319,141    $   365,392
                                                                                 -----------    -----------

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE FINANCIAL STATEMENTS.

                                                                  GENELINK, INC.
                                                        STATEMENTS OF OPERATIONS

YEARS ENDED DECEMBER 31,                                                 2002            2001
                                                                     ------------    ------------
REVENUE                                                              $     63,415    $     16,930

COSTS OF GOODS SOLD                                                        27,922           1,935
                                                                     ------------    ------------
GROSS PROFIT                                                               35,493          14,995
                                                                     ------------    ------------
EXPENSES

         Selling, general & administrative                                610,965         654,942
         Consulting                                                       189,328          53,525
         Professional fees                                                213,149         103,832
         Advertising & promotion                                           86,400          41,235
         Amortization & depreciation                                       12,478           4,992
                                                                     ------------    ------------
                                                                        1,112,320         858,526
                                                                     ------------    ------------
INTEREST EXPENSE                                                                0          53,057
                                                                     ------------    ------------
LOSS BEFORE EXTRAORDINARY ITEMS                                        (1,076,827)       (896,588)

EXTRAORDINARY ITEMS

         Write-off of advance to related party                           (393,437)              0
         Forgiveness of debt income                                             0          14,010
                                                                     ------------    ------------
LOSS BEFORE PROVISION FOR INCOME TAXES                                 (1,470,264)       (882,578)

PROVISION FOR INCOME TAXES                                                      0               0
                                                                     ------------    ------------
NET LOSS                                                             $ (1,470,264)   $   (882,578)
                                                                     ------------    ------------
NET LOSS PER SHARE, BASIC & DILUTED                                  $      (0.08)   $      (0.06)
                                                                     ------------    ------------

Weighted average common shares and diluted potential common shares     17,909,147      14,766,515
                                                                     ============    ============


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE FINANCIAL STATEMENTS.

                                                                  GENELINK, INC.
                                  STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT
                                          YEARS ENDED DECEMBER 31, 2002 AND 2001

                                                                                                         ADDITIONAL       STOCK
                                                                 COMMON STOCK               TREASURY       PAID IN    SUBSCRIPTIONS
                                                                  # 0F SHARES    AMOUNT       STOCK        CAPITAL      RECEIVABLE
                                                                 ------------   --------   ----------    ----------   -------------
BALANCE AT JANUARY 1, 2001                                         12,917,262   $129,172   ($ 109,860)   $4,336,631   ($    818,304)

FAIR VALUE OF VESTED STOCK OPTIONS                                          0          0            0             0               0

EXERCISE OF OPTIONS FOR COMMON STOCK                                   20,000        200            0         1,800               0

ISSUANCE OF COMMON STOCK AND STOCK WARRANTS PURSUANT TO             1,513,334     15,133            0       154,533               0
PRIVATE PLACEMENT OFFERINGS

ISSUANCE OF COMMON STOCK FOR SERVICES                                 796,500      7,965            0       211,106               0

FAIR VALUE OF OPTIONS GRANTED FOR CONSULTING SERVICES                       0          0            0        16,570               0

CONVERSION OF DEBENTURES AND ACCRUED INTEREST TO COMMON STOCK       1,554,494     15,545            0       506,146               0

ISSUANCE / REPAYMENTS OF STOCKHOLDERS SUBSCRIPTIONS                         0          0            0             0         (49,400)
RECEIVABLES (NET OF PAYMENTS)

INTEREST ACCRUED ON SUBSCRIPTIONS RECEIVABLE                                0          0            0        52,485         (52,485)

NET LOSS                                                                 --            0            0             0               0
                                                                 ------------   --------   ----------    ----------   -------------

BALANCE AT DECEMBER 31, 2001                                       16,801,590   $168,015   ($ 109,860)   $5,279,271   ($    920,189)

FAIR VALUE OF VESTED STOCK OPTIONS                                          0          0            0             0               0

COMMON STOCK ISSUED FOR SERVICES RETURNED TO COMPANY                        0          0      (96,000)       66,000               0

ISSUANCE OF COMMON STOCK FOR CASH                                     580,000      5,800            0       192,200               0

ISSUANCE OF COMMON STOCK AND STOCK WARRANTS PURSUANT TO             1,283,533     12,837            0       225,120               0
PRIVATE PLACEMENT OFFERINGS

ISSUANCE OF COMMON STOCK FOR SERVICES                                 358,007      3,580            0       172,380               0

ISSUANCE OF COMMON STOCK TO RELATED PARTY                             100,000      1,000            0        32,000               0

FAIR VALUE OF OPTIONS GRANTED FOR CONSULTING SERVICES                       0          0            0        14,440               0

INTEREST ACCRUED ON SUBSCRIPTIONS RECEIVABLE                                0          0            0        49,957         (49,957)

NET LOSS                                                                    0          0            0             0               0
                                                                 ------------   --------   ----------    ----------   -------------

BALANCE AT DECEMBER 31, 2002                                       19,123,130   $191,232   ($ 205,860)   $6,031,368   ($    970,146)
                                                                 ------------   --------   ----------    ----------   -------------


                                                                       STOCK         DEFERRED
                                                                      WARRANTS     COMPENSATION         DEFICIT           TOTAL
                                                                      --------     ------------      ------------      ------------
BALANCE AT JANUARY 1, 2001                                            $      0     ($   400,000)     ($ 3,835,817)     ($   698,178)

FAIR VALUE OF VESTED STOCK OPTIONS                                           0          200,000                 0           200,000

EXERCISE OF OPTIONS FOR COMMON STOCK                                         0                0                 0             2,000

ISSUANCE OF COMMON STOCK AND STOCK WARRANTS PURSUANT TO                350,334                0                 0           520,000
PRIVATE PLACEMENT OFFERINGS

ISSUANCE OF COMMON STOCK FOR SERVICES                                        0                0                 0           219,071

FAIR VALUE OF OPTIONS GRANTED FOR CONSULTING SERVICES                        0                0                 0            16,570

CONVERSION OF DEBENTURES AND ACCRUED INTEREST TO COMMON STOCK                0                0                 0           521,691

ISSUANCE / REPAYMENTS OF STOCKHOLDERS SUBSCRIPTIONS                          0                0                 0           (49,400)
RECEIVABLES (NET OF PAYMENTS)

INTEREST ACCRUED ON SUBSCRIPTIONS RECEIVABLE                                 0                0                 0                 0

NET LOSS                                                                     0                0          (882,578)         (882,578)
                                                                      --------     ------------      ------------      ------------

BALANCE AT DECEMBER 31, 2001                                          $350,334     ($   200,000)     ($ 4,718,395)     ($   150,824)

FAIR VALUE OF VESTED STOCK OPTIONS                                           0          200,000                 0           200,000

COMMON STOCK ISSUED FOR SERVICES RETURNED TO COMPANY                         0                0                 0           (30,000)

ISSUANCE OF COMMON STOCK FOR CASH                                            0                0                 0           198,000

ISSUANCE OF COMMON STOCK AND STOCK WARRANTS PURSUANT TO                429,543                0                 0           667,500
PRIVATE PLACEMENT OFFERINGS

ISSUANCE OF COMMON STOCK FOR SERVICES                                        0                0                 0           175,960

ISSUANCE OF COMMON STOCK TO RELATED PARTY                                    0                0                 0            33,000

FAIR VALUE OF OPTIONS GRANTED FOR CONSULTING SERVICES                        0                0                 0            14,440

INTEREST ACCRUED ON SUBSCRIPTIONS RECEIVABLE                                 0                0                 0                 0

NET LOSS                                                                     0                0        (1,470,264)       (1,470,264)
                                                                      --------     ------------      ------------      ------------

BALANCE AT DECEMBER 31, 2002                                           779,877                0      ($ 6,188,659)     ($   362,188)
                                                                      --------     ------------      ------------      ------------

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE FINANCIAL STATEMENTS.

                                                                  GENELINK, INC.
                                                        STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 31,                                                          2002            2001
                                                                              -----------     -----------
CASH FLOWS FROM OPERATING ACTIVITIES

Net loss                                                                      $(1,470,264)    $  (882,578)
Adjustments to reconcile net loss to net cash used in operating activities
         Depreciation and amortization                                             12,478           4,992
         Amortization of bond discount                                                  0          36,243
         Fair value of compensation related to vested options                     200,000         200,000
         Stock issued to related party                                             33,000               0
         Common stock issued for services                                         145,960         289,180
         Fair value of options granted for consulting services                     14,440         105,070
         Changes in operating assets and liabilities
                  Accounts receivable                                              (1,227)            876
                  Inventory                                                       (16,091)            269
                  Prepaid expenses                                                 68,012        (105,806)
                  Deposits                                                              0             112
                  Accounts payable & accrued expenses                             186,208         (43,181)
                  Accrued payroll taxes                                             9,181           6,633
                  Accrued interest                                                      0          12,909
                  Accrued compensation                                            (25,276)        185,489
                                                                              -----------     -----------

Net cash used in operating activities                                            (843,579)       (189,792)
                                                                              -----------     -----------

CASH FLOWS FROM INVESTING ACTIVITIES

         Capital expenditures                                                     (23,216)         (9,326)
         Patent acquisition costs                                                 (83,936)        (22,013)
         Increase in subscriptions receivable                                           0         (49,400)
                                                                              -----------     -----------

Net cash used in investing activities                                         $  (107,152)    $   (80,739)
                                                                              -----------     -----------


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE FINANCIAL STATEMENTS.

                                                                  GENELINK, INC.
                                                        STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 31,                                     2002        2001
                                                          ---------   ---------
CASH FLOWS FROM FINANCING ACTIVITIES

   Proceeds (repayments) from loans and notes payable     $  (5,000)  $  14,770
   Proceeds relating to issuance of common stock (net)      865,500     361,391
   Proceeds from exercise of stock options                        0       2,000
                                                          ---------   ---------

Net cash provided by financing activities                   860,500     378,161
                                                          ---------   ---------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

                                                            (90,231)    107,630

Cash and cash equivalents, beginning of year                121,434      13,804
                                                          ---------   ---------

Cash and cash equivalents, end of year                    $  31,203   $ 121,434
                                                          ---------   ---------

SUPPLEMENTARY CASH FLOW INFORMATION

Income taxes paid                                                 0           0
Interest paid                                                     0           0

NON-CASH FINANCING TRANSACTIONS:
  Conversion of debt and accrued interest to equity               0     504,266
  Accrued interest on subscriptions receivable               49,957      52,485
  Common Stock issued for services                          145,960     289,180
  Acquisition of treasury stock                              96,000           0


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE FINANCIAL STATEMENTS.

                                                                  GENELINK, INC.
                                                   NOTES TO FINANCIAL STATEMENTS
================================================================================

1 - DESCRIPTION OF ORGANIZATION
     AND SUMMARY OF SIGNIFICANT
     ACCOUNTING POLICIES

                                    GOING CONCERN

                                    The Company's financial statements are
                                    prepared using generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company incurred an operating loss of $1,470,264 and $882,578 for the years ended December 31, 2002 and 2001, respectively. The Company reported a deficit of $6,188,659 and $4,718,395 as of
                                    December 31, 2002 and 2001, respectively.
                                    The Company has announced marketing plans to enhance sales and therefore, management believes that they will be able to generate sufficient revenue and cash flow for the Company to continue as a going concern. Should the Company be unable to continue as a going concern, assets and liabilities would require restatement on a liquidation basis which would differ materially from the going concern basis.

                                    BUSINESS ORGANIZATION

                                    GeneLink, Inc. (the Company), operating in
                                    New Jersey, was organized under the laws of the Commonwealth of Pennsylvania. The Company is the successor by merger to a Delaware Corporation organized under the same name on September 21, 1994. The Company's executive offices are located in Margate, New Jersey.

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

                                                                  GENELINK, INC.
                                                   NOTES TO FINANCIAL STATEMENTS
================================================================================

                                    The Company has also developed three
                                    proprietary genetic indicator tests and has filed three patent applications. These tests are designed to measure genes that can contribute to disease and aging, predict an individual's risk for skin aging, and predict an individual's susceptibility to obesity. The Company's patented DNA Collection Kit will be used for the Program, which can assist nutritional companies and medical, health and anti-aging practitioners to offer a "more targeted" and improved approach to wellness/nutritional therapies.

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

                                    CASH AND CASH EQUIVALENTS

                                    Highly liquid debt instruments purchased with a maturity of three months or less are considered to be cash equivalents. At times cash and cash equivalents may exceed insured limits. The Company maintains certain cash balances with Merrill Lynch, which is SIPC insured up to $300,000.

                                    PROPERTY AND EQUIPMENT

                                    Property and equipment are stated at cost.
                                    Expenditures for maintenance and repairs are charged against operations. Renewals and betterments that materially extend the life of the assets are capitalized. Depreciation is computed using the straight line method over the estimated useful lives of 5 to 39 years of the related assets.

                                    REVENUE AND COST RECOGNITION

                                    Revenues are recorded when the kits are
                                    sold. The Company receives a non-refundable fee up front for the DNA kits and provides the DNA analysis testing at that time, then stores the specimen up to 75 years. If the client requests the DNA specimen back at any time during the storage period, they will be entitled to receive the specimen upon payment of an additional retrieval fee but will not be entitled to any refund of the original storage fee. Direct costs related to sale of kits include purchase of kits, samples and delivery expense. The direct costs of kits are recognized at time of sale to the customers as opposed to the time of purchase by GeneLink, Inc. from vendor. Kits

                                                                  GENELINK, INC.
                                                   NOTES TO FINANCIAL STATEMENTS
================================================================================

                                    purchased by GeneLink, Inc. not yet sold remain in inventory. Revenues from the proprietary genetic indicator tests are recognized partially when the kits are sold, and subsequently when they are presented to the lab for testing.

                                    AMORTIZATION OF PATENTS

                                    Legal and professional fees and expenses in connection with the filing of patent and trademark applications have been capitalized and are amortized over fifteen years on a straight-line basis. The Company has filed for and has patents pending in the USA and foreign countries on its method of DNA gathering. The Company also filed for and has patents pending on its three proprietary genetic indicator tests. The Company has registered trademark for its name and logo and for the name "DNA Collection Kit"(R). In March, 2001, the Company reached a Notice of Allowance of Patent on its method of DNA gathering, and has received trademark protection for its name and logo and for the name "DNA Collection Kit"(R).

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

                                    LONG LIVED ASSETS

                                    The Company reviews for the impairment of long-lived assets and certain identifiable intangibles whenever events or changes indicate that the carrying amount of an asset may not be recoverable. An impairment loss would be recognized when estimated future cash flows expected to result from the use of an asset and its eventual disposition are less than its carrying amount. The Company has not identified any such impairment losses during the years ended December 31, 2002 and 2001.

                                                                  GENELINK, INC.
                                                   NOTES TO FINANCIAL STATEMENTS
================================================================================

                                    PER SHARE DATA

                                    Effective November 12, 1998, the Company adopted SFAS No. 128, "Earnings Per Share". The provisions of SFAS No. 128 establish standards for computing and presenting earnings per share (EPS). This standard replaces the presentation of primary EPS with a presentation of basic EPS. Additionally, it requires dual presentation of basic and diluted EPS for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the diluted EPS computation. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Diluted EPS for 2002 and 2001 excludes any effect from such securities as their inclusion would be antidilutive. Per share amounts for all periods presented have been restated to conform with the provisions of SFAS No. 128.

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


2 - PROPERTY AND
     EQUIPMENT                      As of December 31, 2002 and 2001, property
                                    and equipment consisted of the following:

                                                                                     2002           2001
                                                                                   -------        -------
                                    Office Furniture                               $ 1,154        $ 1,154
                                    Office Equipment                                36,887         25,572
                                    Leasehold Improvements                          50,000         50,000
                                    Software                                        11,900              0
                                                                                   -------        -------
                                                                                    99,941         76,726
                                    Less: accumulated depreciation and
                                    amortization                                    29,060         21,064
                                                                                   -------        -------
                                                                                   $70,881        $55,662
                                                                                   =======        =======

                                    Depreciation and amortization expense was
                                    $7,996 and $4,042 for the years ended
                                    December 31, 2002 and 2001, respectively.

                                                                  GENELINK, INC.
                                                   NOTES TO FINANCIAL STATEMENTS
================================================================================

3 - OTHER ASSETS                    As of December 31, 2002 and 2001 other
                                    assets consisted of the following:

                                                                                    2002              2001
                                                                                  --------         --------
                                    Patents                                       $109,179         $ 25,242
                                    Organization Costs                              86,976           86,976
                                    Deposits                                           728              728
                                                                                  --------         --------
                                                                                   196,883          112,946
                                    Less: accumulated amortization                  93,547           89,065
                                                                                  --------         --------
                                                                                  $103,336         $ 23,881
                                                                                  ========         ========

                                    Amortization expense was $4,482 and $950 for the years ended December 31, 2002 and 2001, respectively.

4 - DEBENTURE-
     NOTES PAYABLE                  The Company issued various debenture notes
                                    payable in the amount of $600,000 between April, 1999 and December, 2000. The interest rate ranged from 8.5% and 12% and the term ranged from three months to one year. All notes and accrued interest were converted into 2,034,215 shares of common stock as of December 31, 2001.

5 - INCOME TAXES                    At December 31, 2002, the Company had
                                    federal and state tax net operating loss carryforwards of approximately $8,200,000.
                                    The difference between the operating loss carryforwards on a tax basis and a book basis is due principally to differences in depreciation, amortization, and treatment of stock options. The federal carryforwards will begin to expire in 2009 and the state carryforwards will begin to expire in 2003.

                                    The Company had a net deferred tax asset of $985,000 at December 31, 2002 primarily from net operating loss carryforwards. A valuation allowance was recorded to reduce the net deferred tax asset to zero.

6 - SHAREHOLDERS'
     EQUITY
     TRANSACTIONS                   A.  COMMON STOCK

                                    During the years ended December 31, 2002 and 2001, the Company issued 1,671,033 and 1,513,334 shares of common stock and 1,283,533 and 1,513,334 warrants to purchase common stock for cash consideration of $865,500 and $520,000, respectively, pursuant to the private placement offerings in 2001 and 2002. Using the Black-Scholes methodology, the warrants were valued at $429,543 and $350,334, respectively.

                                    The Company issued 358,007 and 796,500
                                    shares of common stock for services
                                    rendered, valued at $145,960 and $289,180 for the years ended December 31, 2002 and 2001, respectively.

                                                                  GENELINK, INC.
                                                   NOTES TO FINANCIAL STATEMENTS
================================================================================

                                    The Company converted $485,000 of Debenture
                                    Notes Payable and $36,690 of accrued
                                    interest into 1,554,494 common shares of stock valued at $521,691 at the date of conversion during the year ended December 31, 2001. The holding period restriction on these shares lapsed on May 5, 2002.

                                    B. SUBSCRIPTION RECEIVABLE-OFFICERS

                                    Since its inception, the Company advanced funds periodically to an officer. Subscription Receivable-Officers represents officers loans and accrued interest of $970,146 and $920,189 at December 31, 2002 and December 31, 2001, respectively. The loans accrue interest using the average applicable-month Federal Rates (AFRs).

                                    The officer executed a note to the Company to evidence his obligation on account of his loans. Under the terms of the obligation, in repayment thereof, the officer will have the right, at any time on or before December 31, 2003, to transfer to the Company, at the then fair market value, shares of the Company's common stock. Any transfer not in full satisfaction of the obligation will first be applied to accrued interest and then to principal. No payments of interest or principal shall be due on account of the loans prior to December 31, 2003. Fair market value of the Company's shares shall be equal to the average between the bid and ask price in the market in which it is publicly-traded on the last date on which such trades occurred prior to the transfer of shares from the officer of the Company. The Company recorded these subscription receivables as a contra-equity account in the Company's balance sheet in accordance with Staff Accounting Bulletin Topic 4G, with related interest income on these notes also being recorded in the Company's equity section.

                                    C. STOCK ISSUED FOR LEGAL SERVICES

                                    As of December 31, 2002, an unrelated third party engaged by the Company held 300,000 shares of common stock as payment for services rendered. Per a written agreement entered into between the two parties, the Company would continue to owe any outstanding bills from the law firm. If the law firm were to sell any GeneLink, Inc. stock, GeneLink, Inc. would get a credit against their outstanding bill for 50% of the proceeds received by the law firm.

                                                                  GENELINK, INC.
                                                   NOTES TO FINANCIAL STATEMENTS
================================================================================

                                    The initial agreement dated March 26, 2001 required 400,000 shares of stock to be issued at $.30 per share for a value of $120,000 to be held as collateral in the event that GeneLink, Inc. could not pay its legal bills. On June 30, 2002, this collateral agreement expired and has not been renewed. In March, 2002 the law firm sold 100,000 shares, and returned an additional 100,000 shares back to the Company. GeneLink, Inc. received a credit for the entire amount of the sale proceeds. In September, 2002, 100,000 additional shares were issued to the law firm as additional collateral due to the decline in stock value.

                                    As of December 31, 2002 all stock issued to the law firm has been recorded as an expense for legal services. As of December 31, 2002, the law firm has asserted that all shares of GeneLink, Inc. common stock held by it remain as collateral for unpaid legal services and has not credited any amount against unpaid legal services.

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

                                    Entities electing to remain with the
                                    accounting in APB 25 make proforma
                                    disclosures of net income (loss) and, if presented, earnings (loss) per share, as if the fair value based method of accounting defined in SFAS 123 had been adopted. The Company has elected to account for its stock-based compensation plans under APB 25.

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

                                                                  GENELINK, INC.
                                                   NOTES TO FINANCIAL STATEMENTS
================================================================================

                                    Pursuant to APB No. 25 compensation has been recognized based upon the difference of the fair value of the Company's stock at grant date and the officers exercise price as follows:

                                                                                       FAIR VALUE
                                                     GRANT          # OF OPTIONS      OF OPTIONS AT      EXERCISE       ADDITIONAL
                                                      DATE             GRANTED        DATE OF GRANT        PRICE       COMPENSATION
                                                     -----          ------------      -------------      --------      ------------
                                                      1997            2,200,000         $.60               $.10         1,100,000
                                                      1998                    0           --                 --              --

                                    In connection with the Company issuing the options to the officers noted above, the Company recorded a deferred compensation charge of $1,100,000 reflected in the equity section. The deferred compensation is being amortized to expense over the vesting periods, and totaled $200,000 for the years ended December 31, 2002 and 2001, respectively.

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

                                    During the quarter ended March 31, 2001, the Company issued warrants to acquire 550,000 shares of common stock at $.44 per share pursuant to a consulting agreement. These warrants vest 275,000 on January 17, 2001, and 275,000 on January 17, 2002. Pursuant to FAS 123, consulting expense of $52,250 was recorded based on the fair value of the vested options granted during 2002 and 2001. This was charged against additional paid in capital as a fund raising expenditure.

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

                                    During the quarter ended June 30, 2001, the Company issued warrants to acquire 12,000 shares of common stock at $1.00 per share and 40,000 shares of common stock at $.50 per share pursuant to consulting agreements. Of the warrants issued, 12,000 vest in twelve monthly

                                                                  GENELINK, INC.
                                                   NOTES TO FINANCIAL STATEMENTS
================================================================================

                                    installments of 1,000 commencing June 1, 2001, and the other 40,000 vest 20,000 on April 1, 2002 and 20,000 on April 1, 2003.
                                    Pursuant to FAS 123, consulting expense of $2,440 and $480 was recorded based on the fair value of the vested warrants granted for the years ended December 2002 and 2001, respectively.

                                    During the quarter ended December 31, 2001, the Company issued warrants to acquire 237,500 shares of common stock at $.50 per share pursuant to consulting agreements. Of the warrants issued, 150,000 vest in monthly installments of 6,250 commencing September 1, 2001 and 87,500 vest immediately. Pursuant to FAS 123, consulting expense of $12,000 and $8,500 was recorded and fundraising expenditures of $0 and $36,250 was charged against additional paid in capital based on the fair value of the vested options granted for the years ended December 31, 2002 and 2001, respectively.

                                    During the year ended December 31, 2002, an officer of the Company was granted options to acquire 1,200,000 shares of common stock at $.82 per share. The options vest in three equal annual installments beginning in April, 2003.

                                    A summary of the status of the Company's stock options and warrants as of December 31, 2002 and 2001, and changes during the years ending of those dates presented below:

                                                                       2002                               2001
                                                              ----------------------            -----------------------
                                                                            WEIGHTED                           WEIGHTED
                                                                             AVERAGE                           AVERAGE
                                                                            EXERCISE                           EXERCISE
                                                               SHARES         PRICE               SHARES        PRICE
                                                              ----------    --------            ---------      --------
                                    Options/Warrants
                                    outstanding at
                                    beginning of year          7,681,029     $0.56              3,623,195        $0.69
                                    Granted                    2,871,033      0.81              4,202,834         0.47
                                    Exercised                          0      0.00                (20,000)       (0.10)

                                    Canceled                           0      0.00               (125,000)       (1.50)
                                                              ----------     -----              ---------        -----
                                    Options/Warrants
                                    outstanding at end of
                                    year                      10,552,062      0.63              7,681,029         0.56
                                                              ==========                        =========
                                    Options/Warrants
                                    exercisable at end of      8,782,062                        5,436,030
                                    year
                                    Weighted-average fair
                                    value of options
                                    granted during the year        $0.33                            $0.40

                                                                  GENELINK, INC.
                                                   NOTES TO FINANCIAL STATEMENTS
================================================================================

                                    The following table summarizes information about stock options and warrants outstanding at December 31, 2002:

                                                                                 WEIGHTED-AVERAGE
                                                                NUMBER              REMAINING
                                          EXERCISE           OUTSTANDING         CONTRACTUAL LIFE         EXERCISABLE
                                           PRICE             AT 12/31/02             (YEARS)               WARRANTS
                                           -----             -----------             -------               --------
                                            0.10                858,820                 1.00                  858,820
                                            0.20                500,000                 3.00                  500,000
                                            0.33                250,000                 1.00                  250,000
                                            0.35                100,000                 3.25                  100,000
                                            0.40              1,500,000                 3.00                1,000,000
                                            0.44                550,000                 3.00                  550,000
                                            0.50              2,040,001                 4.03                1,970,001
                                            0.75                432,500                 4.48                  432,500
                                            0.82              1,200,000                 4.29                        0
                                            1.00              3,056,366                 2.09                3,056,366
                                            1.50                 64,375                 1.00                   64,375
                                                             ----------                                     ---------
                                                             10,552,062                                     8,782,062
                                                             ==========                                     =========

                                    Had compensation cost of GeneLink, Inc.'s incentive stock options issued to officers been determined based on the fair value of options at the dates of award under the fair value method of SFAS 123, the Company's net loss and net loss per common share would have been reduced to the proforma amounts indicated below:

                                                                                      2002                 2001
                                                                                      ----                 ----
                                             Net Loss:
                                                      As reported                 $(1,470,264)        $   (882,578)
                                                      Proforma                     (1,651,264)          (1,063,578)

                                             Net Loss per common share

                                                      As reported                 $      (.08)        $       (.06)
                                                      Proforma                           (.09)                (.07)

                                    Significant assumptions used to calculate the fair value of all options issued for services are as follows:

                                    Risk free interest rate of return      7%
                                    Expected option life              4-5.5 yrs.
                                    Expected dividends                   $-0-
                                    Expected volatility                   50%

                                    E.  TREASURY STOCK

                                    During the year ended December 31, 2002,
                                    100,000 shares of common stock valued at $96,000 was returned to the Company and recorded as treasury stock. The stock was issued during 2001 for services rendered.

                                                                  GENELINK, INC.
                                                   NOTES TO FINANCIAL STATEMENTS
================================================================================

                                    F.  PRIVATE PLACEMENT OFFERING

                                    In January, 2001, GeneLink, Inc. commenced a private placement offering of up to 2 million units at a price of $.50 per unit, under Rule 504 of Regulation D, which provides an exemption for limited offerings and sales of securities not exceeding $1,000,000. Each unit consists of one share of Common Stock and a Warrant to acquire one share of Common Stock at an exercise price of $1.00 per share. The proceeds will be used for working capital and for research and development expenditures in connection with the development of a new product line.

                                    In June, 2001, GeneLink, Inc. commenced a private placement offering of up to 250,000 units at a price of $.30 per unit, under Rule 506 of Regulation D. Each unit consists of one share of Common Stock and a Warrant to acquire one share of Common Stock at an exercise price of $.50 per share. The proceeds will be used for working capital and to fund research and development relating to a new product line. This was amended on August 21, 2001 to offer up to 500,000 units. On November 14, 2001, an amendment to the private placement offering increased the purchase price to $.50 per unit, and the warrant exercise price to $1.00 per share. On December 18, 2001, an amendment included a total offering of 300,000 units at $.625 per unit.

                                    In September, 2002, GeneLink, Inc. commenced a private placement offering of up to $1,000,000 of units at a price of $.45 per unit, each unit consisting of 1 share of Common Stock and two warrants to acquire 1 share each of Common Stock, one warrant at an exercise price of $.50 per share, and one warrant at an exercise price of $.75 per share. These units are being offered pursuant to Regulation D of the Securities Act of 1933.

7 - NET LOSS PER
     SHARE Earnings per share is calculated under the provisions of Statement of Financial Accounting Standards (SFAS) No. 128 "Earnings Per Share".

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

                                                                  GENELINK, INC.
                                                   NOTES TO FINANCIAL STATEMENTS
================================================================================

                                                                                          2002                      2001
                                                                                      ------------              -----------
                                    Net loss                                          $ (1,470,264)             $  (882,578)
                                    Weighted average number of shares of
                                      common stock and common stock
                                      equivalents outstanding:

                                    Weighted average number of common shares
                                      outstanding for computing basic
                                      earnings per share
                                                                                        17,909,147               14,766,515
                                    Dilutive effect of warrants and stock
                                      options after application of the
                                      treasury stock method                                                               *
                                                                                      -------------------------------------
                                    Weighted average number of common shares
                                      outstanding for computing diluted
                                      earnings per share
                                                                                        17,909,147               14,766,515
                                                                                      ============              ===========
                                    Net loss per share-basic & diluted                $       (.08)             $      (.06)
                                                                                      ============              ===========

                                    *The following common stock equivalents are excluded from earnings per share calculation as their effect would have been antidulitive

                                             YEARS ENDED DECEMBER 31                   2002                  2001
                                             -----------------------                ----------             ---------
                                            Warrants and stock options              10,552,062             7,681,029
                                                                                    ==========             =========

8 - ADVERTISING                     The Company expenses the production costs of
                                    advertising when incurred.  Advertising
                                    expense was $86,400 and $64,746 for the
                                    years ended December 31, 2002 and 2001,
                                    respectively.

9 - RENT                            The Company leases its offices located in
                                    Margate, New Jersey at no cost from its
                                    officers.
10 - TRANSACTION
     WITH RELATED                   On April 24, 2002, the Company entered into
     PARTIES                        a Distribution Agreement with NuGenix, LLC
                                    ("NuGenix"), pursuant to which it granted
                                    NuGenix the right to distribute vitamin and nutritional supplement products and regimens developed utilizing the Company's proprietary genetic profiling technology
                                    (the "Products") in the direct selling
                                    market with North America. The Distribution
                                    Agreement grants to NuGenix an exclusive right through January 31, 2003 and a non-exclusive right for a period of five years thereafter to market and sell the Products within North America through the direct selling market. Revenues from NuGenix were $22,283 for the year ended December 31, 2002.

                                    In connection with entering into the
                                    Distribution Agreement, the Company has
                                    agreed to loan NuGenix $500,000 to fund
                                    NuGenix's operations, of which $333,000 was funded by the Company to NuGenix

                                                                  GENELINK, INC.
                                                   NOTES TO FINANCIAL STATEMENTS
================================================================================

                                    as of December 31, 2002. The loan is for a three year term, accrues interest at the rate of six percent (6%) per year and grants the Company the right to convert the principal balance of the loan into an equity position in NuGenix. To secure NuGenix's obligations with respect to the loan, NuGenix has granted the Company a first priority security interest in all of its assets and the members of NuGenix have pledged their membership interests in NuGenix to the Company. NuGenix is entirely owned by DePhillipo Family, LLC, which in turn is owned by the adult children of John
                                    R. DePhillipo, the Chief Executive Officer and President and a member of the Board of Directors of the Company.

                                    In addition to the cash advanced of
                                    $333,000, the Company issued NuGenix 100,000 shares of Common Stock valued at $33,000 as part of the advance during the year ended December 31, 2002.

                                    As of December 31, 2002, NuGenix owes the
                                    Company $17,283 for kit sales and genetic testing. The Company plans to reduce the balance due of the $500,000 loan by these receivables. The total advance was $393,437 as of December 31, 2002. This advance was written off as an extraordinary item per footnote 11.

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

                                    LOANS PAYABLE-AFFILIATES

                                    The Company's unsecured long-term debt as of December 31, 2002 and 2001 consists of loans from various shareholders with no stated repayment terms.

                                                               2002       2001
                                                               ----       ----
                                    Total Obligations        $53,000    $58,000
                                    Less: Current Portion          0          0
                                                             -------    -------
                                                             $53,000    $58,000
                                                             =======    =======

                                    CONSULTING

                                    The Company is dependent on the services of John DePhillipo, its Chairman and Chief Executive Officer and, accordingly, the Company

                                                                  GENELINK, INC.
                                                   NOTES TO FINANCIAL STATEMENTS
================================================================================

                                    entered into a five (5) year employment
                                    agreement dated February 24, 1998, with an initial annual base compensation of $125,000 in 1998, $137,500 in 1999, $151,250 in 2000,
                                    and $166,375 in 2001, and $183,013 in 2002.
                                    As of December 31, 2002, $84,071 was owed to
                                    Mr. DePhillipo for compensation earned under the employment agreement.

                                    The Company entered into a new five (5) year employment agreement with John DePhillipo dated January 1, 2003. The initial base compensation is $275,000 for 2003. Each calendar year thereafter, the base shall increase by the greater of $25,000 or an amount determined by the Board. The agreement also calls for an annual bonus equal to ten percent (10%) of earnings of the Company in each calendar year in excess of $1,500,000. In addition, options to acquire $1,500,000 shares of the Company's Common Stock will be granted at an exercise price of $1.00 per share, vesting in five
                                    (5) equal annual installments commencing
                                    December 1, 2003.

                                    The Company has entered into a consulting agreement with Dr.Ricciardi (shareholder and officer) dated February 24, 1998, which provides for initial compensation of $30,000 in 1998, $60,000 in 1999, $66,000 in 2000,
                                    $72,600 in 2001 and $79,860 in 2002. The
                                    initial term of the agreement is five (5) years. As of December 31, 2002, $284,460 was owed to Dr. Ricciardi for services rendered under the consulting agreement. The Company is in the process of renewing its agreement with Dr. Ricciardi. A new agreement has not yet been signed.

11 - EXTRAORDINARY
      ITEMS As of December 31, 2002, the Company had advanced to a related party (NuGenix) $393,437, which is evidenced by a promissory note. The loan is for a three year term, accrues interest at the rate of six percent (6%) per year and grants the Company the right to convert the principal balance of the loan into an equity position in NuGenix. At the present time, although the note does not mature until 2005, the Company believes that NuGenix does not possess the ability to be able to repay the note or provide liquidity to convert its stock into cash. Therefore, management has determined that this amount should be written off in the current period.

                                    During 2001, a loan and accrued interest payable by GeneLink was forgiven by the individual who made the loan.

12 - COMMITMENT &
      CONTINGENCIES                 The Company is involved in a trademark
                                    opposition regarding the use of its
                                    trademark GeneLink. However, management
                                    believes it will prevail in this matter, and will have no material adverse effect on the Company.

         GeneLink v. LAB21, Inc. Civil Action No. 03cv1038 (D.NJ 2003). On March 24, 2003, the United States District Court for the District of New Jersey granted a preliminary injunction against LAB21, Inc. and its affiliates and representatives from claiming that LAB21, Inc. developed the use of DNA to measure and access skincare and skin health or from using any of our confidential or proprietary information which we disclosed to LAB21, Inc. in connection with LAB21, Inc.'s testing of our technology.

         The Court enjoined and restrained LAB21, Inc. and its officers, employees, representatives and agents from representing that LAB21, Inc. or anyone associated with LAB21, Inc. developed, invented or are leaders in the application of DNA technologies to skincare or skin health or from suggesting that LAB21, Inc. or any representative or affiliate developed the first skin DNA test for at home use. The Court further enjoined and restrained LAB21, Inc., its officers, employees, representatives and agents from utilizing any of our confidential information shared with LAB21, Inc., its agents and employees, from utilizing any of our proprietary information concerning measuring and assessing any genes involved in nutritional, healthcare and skin healthcare evaluations, or from using any SNP technology in any of LAB21, Inc.'s products. It is anticipated that this matter will go to trial in October, 2003.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         None.

                                    PART III

ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS.

         Incorporated by reference is the information beginning after the caption "Election of Directors" contained in our definitive Proxy Statement to be filed no later than 120 days after the close of our fiscal year ended December 31, 2002 (the "2003 Proxy Statement").

Section 16(a)     Beneficial Ownership Reporting Compliance.

         Based solely on our review of certain reports filed with the Securities and Exchange Commission pursuant to Section 16(a) of the Securities Exchange Act of 1934 (the "1934 Act"), as amended and written representations of the Company's officers and directors, we believe that all reports required to be filed pursuant to the 1934 Act with respect to transactions in our Common Stock through December 31, 2002 were filed on a timely basis.

ITEM 10. EXECUTIVE COMPENSATION

         Incorporated by reference is the information beginning after the caption "Executive Compensation" in our 2003 Proxy Statement.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         Incorporated by reference is the information beginning after the caption "Security Ownership of Certain Beneficial Owners and Management" in our 2003 Proxy Statement.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         None.

ITEM 13.

(A)      EXHIBITS, LIST AND REPORTS ON FORM 8-K

         (1) Financial Statements. The financial statements required to be filed are presented beginning on page 20.

         (2)      Exhibits.  The following Exhibits have been filed pursuant to
                  Item 601 of Regulation S-B.

Exhibit Number     Description

10.11              Employment Agreement between GeneLink, Inc. and John R.
                   DePhillipo dated as of January 1, 2003

99.1 Certificates pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002


(B)      REPORTS ON FORM 8-K

         None.

                                   SIGNATURES

         In accordance with Section 12 of the Securities Exchange Act of 1934, the registrant caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       GENELINK, INC.
                                       Registrant


Date: March 28, 2003                   By:      /s/ John R. DePhillipo
                                          --------------------------------------
                                           John R. DePhillipo, Chairman, Chief
                                           Executive Officer and President

         In accordance with the Exchange Act this report has been signed below by the following persons on behalf of the registrant and in the capacities and the dates indicated.


SIGNATURES                                    CAPACITY                                        DATE
 /s/ John R. DePhillipo                       Principal Executive Officer, Principal          March 28, 2003
------------------------------------
John R. DePhillipo                            Financial Officer and Director
Chairman and Chief Executive Officer

/s/ Robert P. Ricciardi                       Director                                        March 28, 2003
------------------------------------
Robert P. Ricciardi

         I, John R. DePhillipo, certify that:

         1. I have reviewed this annual report on Form 10-KSB of GeneLink, Inc.;

         2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

         3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

         4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

         c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial date and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officers and I have indicted in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 28, 2003        By:               /s/ John R. DePhillipo
                               ---------------------------------------------
                                 John R. DePhillipo, Chief Executive
                                    Officer and Chief Financial Officer