Form 10QSB
period 2003-03-31
GENELINK INC
filed 2003-05-15
CIK 941020

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB

                   QUARTERLY REPORT FOR THE QUARTERLY PERIOD
                              ENDED MARCH 31, 2003

                          COMMISSION FILE NO. 0-28077

                                 GENELINK, INC.
                    ----------------------------------------
                 (Name of Small Business Issuer in its charter)

               PENNSYLVANIA                           23-2795613
      ------------------------------           -----------------------
     (State or other jurisdiction of               (I.R.S. Employer
      incorporation or organization)             Identification No.)


          100 S. Thurlow Street
           Margate, New Jersey                          08402
      ------------------------------                -------------
 (Address of principal executive offices)


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

            Number of Shares of Common Stock
            Outstanding on May 5, 2003             20,182,556

      Transitional Small Business Disclosure Format Yes   No X_

                                 GENELINK, INC.

PART I.    FINANCIAL INFORMATION                                        Page No.
ITEM 1.    Financial Statements.

           Balance Sheets at March 31, 2003 (unaudited) and                    3
           December 31, 2002

           Statements of Operations for the three months ended                 4
           March 31, 2003 and 2002 (unaudited)

           Statements of Cash Flows for the three months ended               5-6
           March 31, 2003 and 2002 (unaudited)

           Notes to Financial Statements (unaudited)                         7-9

                                                                  GENELINK, INC.
                                                                  BALANCE SHEETS

================================================================================

                                                         (UNAUDITED)
                                                           MARCH 31,       DECEMBER 31,
                                                             2003              2002
---------------------------------------------------------------------------------------
ASSETS
Current assets
   Cash                                                  $     26,669      $     31,203
   Accounts receivable                                          3,623             2,675
   Inventory                                                   26,027            26,180
   Prepaid expenses                                            65,466            84,866
---------------------------------------------------------------------------------------
      Total current assets                                    121,785           144,924

Property and equipment                                         70,452            70,881
Other assets                                                  107,053           103,336
---------------------------------------------------------------------------------------
                                                         $    299,290      $    319,141
---------------------------------------------------------------------------------------

LIABILITIES
Current liabilities
   Accounts payable & accrued expenses                   $    330,010      $    275,024
   Accrued payroll taxes                                       28,767            20,774
---------------------------------------------------------------------------------------
      Total current liabilities                               358,777           295,798

Accrued compensation                                          369,757           332,531
Loans payable affiliates                                       53,000            53,000
---------------------------------------------------------------------------------------
                                                              781,534           681,329
---------------------------------------------------------------------------------------
STOCKHOLDERS' EQUITY (DEFICIT)
Common stock, $.01 par value, 75,000,000
  shares authorized, 20,058,756 and
  19,123,130 shares issued, 19,862,556 and
  18,926,950 outstanding as of March 31, 2003                 201,588           191,232
  and December 31, 2002, respectively
Treasury stock, 196,180 shares as of March 31, 2003
  and December 31, 2002                                      (205,860)         (205,860)
Additional paid in capital                                  6,127,853         6,031,368
Stock subscriptions receivable                               (981,687)         (970,146)
Stock warrants                                                941,477           779,877
Accumulated deficit                                        (6,565,615)       (6,188,659)
---------------------------------------------------------------------------------------
                                                             (482,244)         (362,188)
---------------------------------------------------------------------------------------
                                                         $    299,290      $    319,141
---------------------------------------------------------------------------------------

    THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE FINANCIAL STATEMENTS

                                                                  GENELINK, INC.
                                                        STATEMENTS OF OPERATIONS
                                                                     (UNAUDITED)

================================================================================

THREE MONTHS ENDED MARCH 31,                                      2003               2002
---------------------------------------------------------------------------------------------
REVENUE                                                       $     16,300       $      5,848

COSTS OF GOODS SOLD                                                 13,403                903
---------------------------------------------------------------------------------------------

GROSS PROFIT                                                         2,897              4,945
---------------------------------------------------------------------------------------------

EXPENSES

      Selling, general & administrative                            118,665            305,841
      Consulting                                                    34,110             41,406
      Professional fees                                            143,610             22,788
      Advertising & promotion                                       11,784             24,025
      Amortization & depreciation                                    3,703              1,990
---------------------------------------------------------------------------------------------
                                                                   311,872            396,050
---------------------------------------------------------------------------------------------

NET LOSS BEFORE EXTRAORDINARY ITEM                                (308,975)          (391,105)

EXTRAORDINARY ITEM-WRITE-OFF OF ADVANCE TO RELATED PARTY            67,982                  0
---------------------------------------------------------------------------------------------
NET LOSS BEFORE PROVISION FOR INCOME TAXES                        (376,952)          (391,105)

PROVISION FOR INCOME TAXES                                               0                  0
---------------------------------------------------------------------------------------------

NET LOSS                                                      $   (376,957)      $   (391,105)
---------------------------------------------------------------------------------------------

NET LOSS PER SHARE, BASIC & DILUTED                           $      (0.02)      $      (0.02)
---------------------------------------------------------------------------------------------

      Weighted average common shares and diluted
      potential common shares                                   19,156,800         16,945,946
                                                              ============       ============

    THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE FINANCIAL STATEMENTS.

                                                                  GENELINK, INC.
                                                        STATEMENTS OF CASH FLOWS
                                                                     (UNAUDITED)

================================================================================

THREE MONTHS ENDED MARCH 31,                                     2003            2002
----------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                                    $ (376,957)     $ (391,105)
  Adjustments to reconcile net loss to net cash used in
   operating activities
   Depreciation and amortization                                   3,703           1,990
   Fair value of compensation related to vested options                0         200,000
   Common stock issued for services                                3,900          24,840
   Common stock issued to related party                           20,000               0
   Fair value of options granted for consulting services           3,000          55,430
   Changes in operating assets and liabilities
            Accounts receivable                                     (948)         (2,523)
            Inventory                                                153             723
            Prepaid expenses                                      19,400         (10,385)
            Accounts payable & accrued expenses                   54,986          35,270
            Accrued payroll taxes                                  7,993          (9,680)
            Accrued compensation                                  37,226          65,718
----------------------------------------------------------------------------------------

Net cash used in operating activities                           (227,544)        (29,722)
----------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Capital expenditures                                            (6,990)         (3,429)
  Increase in subscriptions receivable                                 0         (66,500)
----------------------------------------------------------------------------------------

Net cash used in investing activities                             (6,990)        (69,929)
----------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds relating to issuance of common stock (net)            230,000         252,750
----------------------------------------------------------------------------------------

Net cash provided by financing activities                     $  230,000      $  252,750
----------------------------------------------------------------------------------------

    THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE FINANCIAL STATEMENTS.

                                                                  GENELINK, INC.
                                                        STATEMENTS OF CASH FLOWS
                                                                     (UNAUDITED)

================================================================================

THREE MONTHS ENDED MARCH 31,                               2003           2002
--------------------------------------------------------------------------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS     $ (4,534)      $153,099

Cash and cash equivalents, beginning of period             31,203        121,434
--------------------------------------------------------------------------------

Cash and cash equivalents, end of period                 $ 26,669       $274,533
--------------------------------------------------------------------------------

SUPPLEMENTARY CASH FLOW INFORMATION
  Income taxes paid                                             0              0
  Interest paid                                                 0              0

NON-CASH FINANCING TRANSACTIONS:
  Accrued interest on subscriptions receivable             11,541         14,624
  Issuance of common stock for services                    13,900         24,840
  Acquisition of treasury stock                                 0         96,000
  Accrued interest on advance to related party              6,172              0
  Issuance of common stock to related party                20,000              0

    THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE FINANCIAL STATEMENTS.

                                                                  GENELINK, INC.
                                           NOTES TO INTERIM FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

1 - DESCRIPTION OF
    ORGANIZATION

                        BUSINESS ORGANIZATION

                        GeneLink, Inc. (the Company), operating in New Jersey, was organized under the laws of the Commonwealth of Pennsylvania. The Company is the successor to a Delaware Corporation organized under the same name on September 21, 1994. The Company's offices are located in Margate, New Jersey.

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

                        The Company has created a proprietary methodology for SNPs (single nucleotide polymorphisms) based on nutragenetic and dermagenetic profiling. These profiles (patents pending) provide a means of predicting an individual's inherent genetic capacity to combat oxidative stress and other important selected areas of physiological health. These profile assessments enable nutritional and skin care companies to recommend a specific and targeted regime of antioxidant vitamins, nutrients or skin care formulations that have been specifically designed to compensate for predicted deficiencies. The Company's patented DNA Collection Kit will be used for these assessments.

2 - BASIS OF
    PRESENTATION        The accompanying unaudited financial statements have
                        been prepared by the Company in accordance with the instructions to Form 10-QSB and Article 10 of Regulation
                        S-X relating to interim

                                                                  GENELINK, INC.
                                           NOTES TO INTERIM FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

                        financial statements. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the financial statements and notes thereto included in the Annual Report on Form 10-K of GeneLink, Inc. for the year ended December 31, 2002.

                        In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary to present fairly the information set forth in the accompanying financial statements have been included. The results reported in these financial statements for the three-month period ended March 31, 2003 should not be regarded as necessarily indicative of results that may be expected for the year ended December 31, 2003.

3 - SHAREHOLDERS'
    EQUITY
    TRANSACTIONS        A.  COMMON STOCK

                        During the three months ended March 31, 2003, the Company issued 920,000 shares of common stock and 920,000 warrants to purchase common stock for cash consideration of $230,000. This is pursuant to the private placement offerings in 2002. Using the Black-Scholes methodology, the warrants were valued at $161,600.

                        The Company issued 115,606 shares of common stock for services rendered, valued at $33,900 for the three months ended March 31, 2003.

                        The Company issued 60,606 shares of common stock valued at $20,000 as part of a loan to a related party.

                        B. STOCK OPTIONS AND WARRANTS

                        During the quarter ended March 31, 2003, $3,000 was charged against consulting fees for options vested during the quarter that were issued in prior years pursuant to consulting agreements.

4 - TRANSACTIONS
    WITH RELATED
    PARTIES Pursuant to consulting agreements with two officers, compensation of $90,712 was accrued during the quarter ended March 31, 2003. Of the total accrued compensation, $53,485 was paid during the quarter.

                                                                  GENELINK, INC.
                                           NOTES TO INTERIM FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

                        In connection with a Distribution Agreement entered into with NuGenix, LLC in April, 2002 and a related loan for $500,000, the Company advanced NuGenix $35,000 in cash, and 60,606 shares of common stock valued at $20,000 during the quarter ended March 31, 2003. As of March 31, 2003, $79,000 is still owed to NuGenix. NuGenix is entirely owned by DePhillipo Family, LLC, which in turn is owned by the adult children of John R. DePhillipo, the Chief Executive Officer and President and a member of the Board of Directors of the Company.

                        For the quarter ended March 31, 2003, NuGenix owes the Company $6,810 for royalties and genetic testing.

5 - EXTRAORDINARY
    ITEM For the quarter ended March 31, 2003 the Company had advanced to NuGenix $55,000 in stock and cash, and had interest receivable of $6,172. The total due the Company was $54,362, net of the accounts receivable of $6,810. At the present time, the Company believes that NuGenix does not possess the ability to be able to repay the advances. Therefore, management has determined that this amount should be written-off in the current period.

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

      Operating results for the three-month period ended March 31, 2003 are not necessarily indicative of the results that may be expected for the full fiscal year.

LIQUIDITY AND CAPITAL RESOURCES

      For the three-month period ended March 31, 2003, the Company's primary liquidity requirements have been the implementation and funding of its sales and marketing efforts in the nutragenetics and dermagenetics fields, the payment of compensation to officers and other employees and the payment of accounts payable. In the first three months of 2003, the Company raised $230,000, through the issuance of common stock and warrants.

      Cash and cash equivalents at March 31, 2003 amounted to $26,669 as compared to $31,203 at December 31, 2002, a decrease of $4,534. During the first three months of 2003, the Company's operating activities utilized $227,544, as compared to $29,722 for the first three months of 2002, an increase of $197,822, primarily resulting from the reduction in deferred compensation charges from $200,000 for the three months ended March 31, 2002 to $0 for the three months ended March 31, 2003. Cash utilized during these periods resulted from Company's net losses for such periods.

      Investing activities utilized $6,990 for the three months ended March 31, 2003 as compared to utilizing $69,929 for the three months ended March 31, 2002, a decrease of $62,939. Financing activities provided $230,000 for the three month period ended March 31, 2003 as compared to $252,750 for the three months ended March 31, 2002, a decrease of $22,750. Financing activities in the three months ended March 31, 2003 resulted from the issuance of common stock and warrants.

      The Company will require an additional $79,000 to fund its obligations to NuGenix, LLC ("NuGenix"). On April 24, 2002, the Company entered into a Distribution Agreement with NuGenix, pursuant to which it granted NuGenix the right to distribute vitamin and nutritional supplement products and regimens developed utilizing the Company's proprietary genetic profiling technology in the direct selling market within North America. The Distribution Agreement granted to NuGenix an exclusive right through January 31, 2003 and a non-exclusive right for a period of five years thereafter to market and sell the product within North America through the direct selling market. In connection with entering into the Distribution Agreement, the Company agreed to loan NuGenix $500,000 to fund NuGenix's operations, of which $421,000 was advanced by the Company to NuGenix through March 31, 2003. The loan is for a three year term, accrues interest at the rate of six percent per year and grants the Company the right to convert the principal balance of the loan into an equity position in NuGenix. To secure NuGenix's obligations with respect to the loan, NuGenix has granted the Company a first priority security interest in all of its assets and the members of NuGenix have pledged their membership interests in NuGenix to the Company. NuGenix is entirely owned by the DePhillipo Family, LLC which in turn is owned 100% by the adult children of John R. DePhillipo, the Chief Executive Officer and President and a member of the Board of Directors of the Company.

      The Company will require approximately $1,500,000 to implement its sales and marketing strategy for the balance of 2003 and to fund its research and development efforts for the balance of 2003. The Company has developed a proprietary genetic test (the Program for Genetic Profiling of Oxidative Stress((TM)), for which patents are pending) that provides a means of predicting an individual's genetic capacity to combat oxidative stress. The Company's patented DNA Collection Kit(R) will be used for the program, which can assist nutritional companies and medical, health and anti-aging practitioners to offer a more targeted and improved approach to wellness/nutritional therapies. The Company intends to raise funds through a private placement of securities. Unless the Company can increase its revenues and increase its stock price, it is unlikely that the Company will be able to secure such financing. If the Company is not able to secure such additional required capital, it will continue to realize negative cash flow and losses and it is unlikely that it will be able to continue operations.

RESULTS OF OPERATIONS

      The following table sets forth certain operating information regarding the
Company:

                                       THREE MONTH PERIOD    THREE MONTH PERIOD
                                      ENDED MARCH 31, 2003  ENDED MARCH 31, 2002

                                           (UNAUDITED)            (UNAUDITED)
Revenues                                    $  16,300              $   5,848

Net loss before extraordinary items          (308,975)              (391,105)

Net loss per share                          $   (0.02)             $   (0.02)

      The following summary table presents comparative cash flows of the Company for the three months ended March 31, 2003 and 2002.

                                                     THREE MONTH     THREE MONTH
                                                     PERIOD ENDED    PERIOD ENDED
                                                    MARCH 31, 2003  MARCH 31, 2002

                                                      (UNAUDITED)     (UNAUDITED)
Net cash used in operating activities                 $ (227,544)     $  (29,722)

Net cash provided (used) by investing activities          (6,990)        (69,929)

Net cash provided by financing activities             $  230,000      $  252,750

      The Company had cash balances totaling $26,669 at March 31, 2003 and $274,533 at March 31, 2002.

COMPARISON OF THREE MONTHS ENDED MARCH 31, 2003 TO THREE MONTHS ENDED MARCH 31, 2002

FINANCIAL CONDITION

      Assets of the Company decreased from $319,141 at December 31, 2002 to $299,290 at March 31, 2003, a decrease of $19,851. This decrease was primarily due to a decrease in prepaid expenses from $84,866 at December 31, 2002 to $65,466 at March 31,2003, a decrease of $19,400.

      Liabilities of the Company increased from $681,329 at March 31, 2002 to $781,534 at March 31, 2003, an increase of $100,208. This increase was primarily due to an increase in accounts payable from $275,024 at December 31, 2002 to $330,010 at March 31, 2003 and an increase in accrued compensation from $332,531 at December 31, 2002 to $369,757 at March 31, 2003.

CURRENT YEAR PERFORMANCE AND EARNINGS OUTLOOK

      Revenues. Total revenues for the three months ended March 31, 2003 were $16,300 as compared to $5,848 for the three months ended March 31, 2002, an increase of $10,452, or 178%, primarily resulting from the Company realizing revenues from its nutragenetics and dermagenetics business.

      Expenses. Total expenses for the three months ended March 31, 2003 were $311,872 as compared to $396,050 for the three months ended March 31, 2002, a decrease of $84,178, primarily resulting from a decrease in selling general and administrative expenses from $305,841 for the three months ended March 31, 2002 to $118,665 for the three months ended March 31, 2003, a decrease of $187,176, primarily resulting from the reduction in deferred compensation charges from $200,000 for the three months ended March 31, 2002 to $0 for the three months ended March 31, 2003, as partially offset by an increase in professional fees from $27,788 for the three months ended March 31, 2002 to $143,610 for the three months ended March 31, 2003, primarily resulting from litigation expenses associated with the Company's intellectual property.

      Losses. The Company incurred a loss of $308,975 prior to extraordinary items for the three months ended March 31, 2003 as compared to a loss of $391,105 prior to extraordinary items for the three months ended March 31, 2002, a decrease of $82,130. This decrease in the amount of losses incurred is primarily due to a reduction in expenses of $84,178 for the three months ended March 31, 2003 as compared to the three months ended March 31, 2002.

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

PART II.    OTHER INFORMATION

Item 6.     Exhibits and Reports on Form 8-K.

            (a)   Exhibit No.

                  99.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

            (b)   Reports on Form 8-K

                  No reports on Form 8-K were filed curing the quarter for which this report is filed.


                                   * * * * * *


      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                 GENELINK, INC.
                                  (Registrant)


Date: March 13, 2003                    By:        /s/ John R. DePhillipo
                                            ------------------------------------
                                            John R. DePhillipo, Chief Executive
                                            Officer and Chief Financial Officer

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

Date: March 13, 2003                    By:        /s/ John R. DePhillipo
                                            ------------------------------------
                                            John R. DePhillipo, Chief Executive
                                            Officer and Chief Financial Officer