Form 10QSB
period 2003-06-30
GENELINK INC
filed 2003-08-13
CIK 941020

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                    QUARTERLY REPORT FOR THE QUARTERLY PERIOD
                               ENDED JUNE 30, 2003

                           COMMISSION FILE NO. 0-28077

                                 GENELINK, INC.
                 ----------------------------------------------
                 (Name of Small Business Issuer in its charter)

              PENNSYLVANIA                                        23-2795613
              ------------                                      -------------
     (State or other jurisdiction of                          (I.R.S. Employer
      incorporation or organization)                         Identification No.)


          100 S. Thurlow Street
          Margate, New Jersey                                       08402
         ---------------------                                    ----------
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

            Number of Shares of Common Stock
            Outstanding on August 4, 2003                   21,561,444
                                                            ----------

      Transitional Small Business Disclosure Format Yes     No X
                                                       ----    ---

                                                                                Page
                                                                                ----
PART I.   FINANCIAL INFORMATION

ITEM 1.   Financial Statements.

          Balance Sheets at June 30, 2003 (unaudited) and December 31, 2002        3

          Statements of Income for the three months and six months ended
          June 30, 2003 and 2002 (unaudited)                                       4

          Statements of Cash Flows for the six months ended June 30,
          2003 and 2002 (unaudited)                                                5

          Notes to Interim Financial Statements                                    7

                                 GENELINK, INC.
                                 BALANCE SHEETS

                                           (UNAUDITED)
                                          JUNE 30, 2003   DECEMBER 31, 2002
                                          -------------   -----------------
ASSETS
Cash ...................................   $    18,277       $    31,203
Accounts receivable ....................         8,610             2,675
Inventory ..............................        22,719            26,180
Prepaid expenses .......................        54,058            84,866
                                           -----------       -----------
    Total current assets ...............       103,664           144,924

Property and equipment .................        68,031            70,881
Other assets ...........................       109,115           103,336
                                           -----------       -----------
                                           $   280,810       $   319,141
                                           ===========       ===========

LIABILITIES

Accounts payable and accrued expenses ..   $   417,975           275,024
Accrued payroll taxes ..................        23,000            20,774
                                           -----------       -----------
    Total current liabilities ..........       440,975           295,798

Accrued compensation ...................       292,383           332,531
Loans payable-affiliates ...............        53,000            53,000
                                           -----------       -----------
                                               786,358           681,329
                                           -----------       -----------

STOCKHOLDERS' EQUITY (DEFICIT)
Common stock, $.01 par value,
  75,000,000 shares authorized
  25,099,611 and 19,123,130 shares
  issued, 24,903,431 and 18,926,950
  outstanding as of June 30, 2003 and
  December 31, 2002, respectively ......       250,996           191,232
Treasury stock, 196,180 shares
  as of June 30, 2003 and
  December 31, 2002, respectively ......      (205,860)         (205,860)
Additional paid-in capital .............     6,405,776         6,031,368
Stock subscriptions receivable .........      (992,962)         (970,146)
Stock warrants .........................     1,142,177           779,877
Accumulated deficit ....................    (7,105,675)       (6,188,659)
                                           -----------       -----------
                                              (505,548)         (362,188)
                                           -----------       -----------
                                           $   280,810       $   319,141
                                           ===========       ===========

    The accompanying notes are an integral part of the financial statements

                                 GENELINK, INC.
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                               FOR THE            FOR THE            FOR THE            FOR THE
                                             THREE MONTHS       THREE MONTHS        SIX MONTHS         SIX MONTHS
                                                ENDED              ENDED              ENDED              ENDED
                                               JUNE 30,           JUNE 30,           JUNE 30,           JUNE 30,
                                                 2003               2002               2003               2002
                                             ------------       ------------       ------------       ------------
REVENUE                                      $     26,736       $      2,409       $     43,036       $      8,258
COST OF GOODS SOLD                                 13,917                331             27,320              1,234
                                             ------------       ------------       ------------       ------------
GROSS PROFIT                                       12,819              2,078             15,716              7,024
                                             ------------       ------------       ------------       ------------

EXPENSES
    Selling, general and administrative           286,587            171,788            405,252            477,630
    Consulting                                     75,555             62,116            109,665            103,522
    Professional fees                             110,357             42,300            253,967             65,088
    Advertising and promotion                      13,501             28,799             25,285             53,143
    Amortization and depreciation                   5,009              2,412              8,712              4,402
                                             ------------       ------------       ------------       ------------
                                                  491,009            307,415            802,881            703,785
                                             ------------       ------------       ------------       ------------

NET LOSS BEFORE EXTRAORDINARY ITEM               (478,190)          (305,337)          (787,165)          (696,761)

EXTRAORDINARY ITEM - WRITE OFF
ADVANCE TO RELATED PARTY                           61,870                  0            129,852                  0
                                             ------------       ------------       ------------       ------------

NET LOSS BEFORE PROVISION FOR
INCOME TAXES                                     (540,060)          (305,337)          (917,017)          (696,761)

PROVISIONS FOR INCOME TAXES                             0                  0                  0                  0
                                             ------------       ------------       ------------       ------------

NET LOSS                                     $   (540,060)      $   (305,337)      $   (917,017)      $   (696,761)
                                             ============       ============       ============       ============

NET LOSS PER SHARE BASIC AND DILUTED         $      (0.03)      $      (0.02)      $      (0.05)      $      (0.04)
                                             ============       ============       ============       ============


Weighted average common shares and
  diluted potential common shares              20,942,609         17,786,757         19,711,669         17,366,351
                                             ------------       ------------       ------------       ------------

    The accompanying notes are an integral part of the financial statements.

                                 GENELINK ,INC.
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

SIX MONTHS ENDED JUNE 30                                        2003            2002
------------------------                                        ----            ----
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                     $(917,017)      $(696,761)
Adjustments to reconcile net loss to net cash used by
  operating activities
  Depreciation and amortization                                  8,712           4,402
  Fair value of compensation related to vested options               0         200,000

  Common stock issued for services                             745,456          64,360
  Common stock issued to related party                          20,000               0
  Fair value of options granted for consulting services          8,200          60,690
  Changes in operating assets and liabilities
    Accounts receivable                                         (5,935)            977
    Inventory                                                    3,461             784
    Prepaid expenses                                            30,808          20,086
    Accounts payable and accrued expenses                      142,951          13,720
    Accrued payroll taxes                                        2,226          40,384
    Deposits                                                         0           5,000
    Accrued compensation                                       (40,148)        (60,434)
                                                             ---------       ---------
Net cash used by operating activities                           (1,286)       (346,792)
                                                             ---------       ---------
CASH FLOWS FROM INVESTING ACTIVITIES
  Capital expenditures                                         (11,640)        (21,389)
  Advance to related party                                           0        (181,982)
                                                             ---------       ---------
Net cash used by investing activities                          (11,640)       (203,371)
                                                             ---------       ---------
CASH FLOWS FROM FINANCING ACTIVITIES

  Reduction of paid in capital                                (448,000)              0
  Proceeds relating to issuance of common stock (net)          448,000         437,750
  Repayments of loan payable                                         0          (5,000)
                                                             ---------       ---------
Net cash provided by financing activities                    $       0       $ 432,750
                                                             ---------       ---------

    The accompanying notes are an integral part of the financial statements

                                 GENELINK ,INC.
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

SIX MONTHS ENDED JUNE 30                                2003            2002
------------------------                                ----            ----
NET DECREASE IN CASH AND CASH EQUIVALENTS            $ (12,926)      $(117,413)

Cash and cash equivalents beginning of period           31,203         121,434
                                                     ---------       ---------
Cash and cash equivalents end of period              $  18,277       $   4,021
                                                     =========       =========
SUPPLEMENTAL CASH FLOW INFORMATION
  Income taxes paid                                          0               0
  Interest paid                                              0               0

NON-CASH FINANCING TRANSACTIONS:
   Accrued interest on subscriptions receivable         22,816          30,949
   Issuance of common stock for services               745,456          64,360
   Acquisition of treasury stock                             0          96,000
   Accrued interest on advance to related party         13,135               0
   Issuance of common stock to related party            20,000               0

    The accompanying notes are an integral part of the financial statements

                                 GENELINK, INC.
                      NOTES TO INTERIM FINANCIAL STATEMENTS
================================================================================

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

                              The Company has created proprietary methodology for SNP (single nucleotide polymorphism) based on nutragenetic and dermagenetic profiling. These profiles (patents pending) provide a means of predicting an individual's inherent genetic capacity to combat oxidative stress and other important selected areas of physiological health.
                              These profile assessments enable nutritional and skin care companies to recommend a specific and targeted regime of antioxidant vitamins, nutrients or skin care formulations that have been specifically designed to compensate for predicted deficiencies. The Company's patented DNA
                              Collection Kit will be used for these assessments.

                                 GENELINK, INC.
                      NOTES TO INTERIM FINANCIAL STATEMENTS
================================================================================

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

                              In the opinion of management, all adjustments
                              (consisting of normal recurring accruals) necessary to present fairly the information set forth in the accompanying financial statements have been included. The results reported in these financial statements for the six-month period ended June 30, 2003 should not be regarded as necessarily indicative of results that may be expected for the year ended December 31, 2003.

3 - SHAREHOLDERS'
    EQUITY TRANSACTIONS       A. COMMON STOCK

                              During the six months ended June 30, 2003, the Company issued 2,210,000 shares of common stock and 2,210,000 warrants to purchase common stock for cash consideration of $448,000. This is pursuant to the private placement offerings in 2002. Using the Black-Scholes methodology, the warrants were valued at $200,700.

                              The Company issued 320,606 shares of common stock for services rendered, valued at $86,281 for the six months ended June 30, 2003.

                              The Company issued 60,606 shares of common stock valued at $20,000 as part of an advance to a related party.

                              The Company issued 2,722,345 shares of common stock to an officer for compensation due through June 30, 2003 of $544,469.

                              The Company issued 723,530 shares of common stock valued at $144,706 to the spouse of an officer for services rendered through June 30, 2003.

                                 GENELINK, INC.
                      NOTES TO INTERIM FINANCIAL STATEMENTS
================================================================================

                              B. STOCK OPTIONS AND WARRANTS
                              During the six months ended June 30, 2003, $8,200 was charged against consulting fees for options vested during the quarter that were issued in prior years pursuant to consulting agreements.

4 - TRANSACTIONS
    WITH RELATED
    PARTIES Pursuant to agreements with two officers, compensation of $181,424 was accrued during the six months ended June 30, 2003. Of the total accrued compensation, $125,101 was paid during the six months ended June 30, 2003.

                              The Company issued 2,722,345 shares of common stock to an officer for compensation due through June 30, 2003 of $544,469.

                              The Company issued 723,530 shares of common stock valued at $144,706 to the spouse of an officer for services rendered through June 30, 2003.

                              In connection with a Distribution Agreement entered into with NuGenix, LLC in April, 2002 and a related loan for $500,000, the Company advanced
                              NuGenix $89,907 in cash, and 60,606 shares of common stock valued at $20,000 during the six months ended June 30, 2003. The loan is funded in full as of June 30, 2003. NuGenix is entirely owned by DePhillipo Family, LLC, which in turn is owned by the adult children of John R. DePhillipo, the Chief Executive Officer and President and a member of the Board of Directors of the Company.

5 - EXTRAORDINARY
    ITEM For the six months ended June 30, 2003 the Company had advanced to NuGenix $109,907 in stock and cash, had interest receivable of $13,135 and accounts receivable of $6,810. At the present time, the Company believes that NuGenix does not possess the ability to be able to repay the advances. Therefore, management has determined that this amount should be written-off in the current period.

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

Operating results for the six-month period ended June 30, 2003 are not necessarily indicative of the results that may be expected for the full fiscal year.

LIQUIDITY AND CAPITAL RESOURCES

For the six month period ended June 30, 2003, the Company's primary liquidity requirements have been the funding of its sales and marketing efforts, the funding of its research and development efforts, the payment of compensation to officers and other employees and the payment of accounts payable. In the first six months of 2003, the Company has raised $448,000, primarily through the issuance of common stock and warrants.

Cash and cash equivalents at June 30, 2003 amounted to $18,277 as compared to $31,203 at December 31, 2002, a decrease of $12,926. During the first six months of 2003, the Company's operating activities utilized $1,286, as compared to $346,792 for the first six months of 2002. Cash utilized during these periods resulted from Company's net losses for such periods.

Financing activities provided $448,000 for the six month period ended June 30, 2003 as compared to $432,750 for the six months ended June 30, 2002. Financing activities in the six months ended June 30, 2003 resulted from the receipt of $448,000 as a result of the issuance of common stock and warrants throughout the first six months of 2003, as the Company required additional funds for working capital purposes.

The Company will require approximately $1,000,000 in 2003 to fund research and development expenses, for working capital and to pay accounts payable. The Company intends to raise funds through a private placement of securities. Unless the Company can increase its revenues and increase its stock price, it is unlikely that the Company will be able to secure such financing. If the Company is not able to secure such additional required capital, it will continue to realize negative cash flow and losses and may not be able to continue operations.

RESULTS OF OPERATIONS

The following table sets forth certain operating information regarding the
Company:

                                   SIX MONTH       SIX MONTH
                                 PERIOD ENDED     PERIOD ENDED
                                 JUNE 30, 2003   JUNE 30, 2002
                                  (UNAUDITED)     (UNAUDITED)
                                  -----------     -----------
Revenues                           $  43,036       $   8,258

Cost of Goods Sold                 $  27,320       $   1,234

Net Earnings (Loss) Before
  Extraordinary Loss               $ 787,165       $(696,761)

Net Earnings (Loss) Per Share      $   (0.05)      $    (.04)

      The following summary table presents comparative cash flows of the Company for the six months ended June 30, 2003 and 2002.

                                   SIX MONTH       SIX MONTH
                                 PERIOD ENDED     PERIOD ENDED
                                 JUNE 30, 2003   JUNE 30, 2002
                                  (UNAUDITED)     (UNAUDITED)
                                  -----------     -----------
Net cash used in operating
  activities                       $  (1,286)      $(346,792)

Net cash used in investing
  activities                       $ (11,640)      $(203,371)

Net cash provided by
  financing activities             $       0       $ 432,750

      The Company had cash balances totaling $18,277 at June 30, 2003 and $4,021 at June 30, 2002.

COMPARISON OF SIX MONTHS ENDED JUNE 30, 2003 TO SIX MONTHS ENDED JUNE 30, 2002

FINANCIAL CONDITION

Assets of the Company decreased from $319,141 at December 31, 2002 to $280,810 at June 30, 2003, an decrease of $38,331. This decrease was primarily due to a decrease in prepaid expenses from $84,866 at December 1, 2002 to $54,058 at June 30, 2003 and a decrease in cash from $31,203 at December 31, 2002 to $18,277 at June 30, 2003.

Liabilities increased from $681,329 at December 31, 2002 to $786,358 at June 30, 2003, an increase of $105,029. This increase was primarily due to an increase in accounts payable and accrued expenses from $275,024 at December 31, 2002 to $417,975 at June 30, 2003, an increase of $142,951, as partially offset by a decrease in accrued compensation from $332,531 at December 31, 2002 to $292,383 at June 30, 2003, a decrease of $40,148.

CURRENT YEAR PERFORMANCE AND EARNINGS OUTLOOK

Revenues. The total revenues for the six months ended June 30, 2003 were $43,036 as compared to $8,258 for the six months ended June 30, 2002, an increase of $34,778, as the Company began to realize revenues from its nutragenetics and dermagenetics business.

Expenses. Total expenses for the six months ended June 30, 2003 were $802,881 as compared to $703,785 for the six months ended June 30, 2002, an increase of $99,096, primarily resulting from the increase in professional fees from $65,088 for the six months ended June 30, 2002 to $253,967 for the six months ended June 30, 2003, an increase of $188,879, as partially offset by a decrease in selling, general and administration expenses from $477,630 for the six months ended June 30, 2002 to $405,252 for the six months ended June 30, 2003, a decrease of $72,378.

Losses. The Company incurred a loss before extraordinary items of $787,165 for the six months ended June 30, 2003 as compared to a loss of $696,761 for the six months ended June 30, 2002, an increase of $90,404. This increase in the amount of losses incurred is primarily due to the $99,096 increase in expenses incurred by the Company for the six months ended June 30, 2003 as compared to the six months ended June 30, 2002.

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

PART II. OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

      The 2003 Annual Meeting of Shareholders of the Company was held on May 27, 2003.

      At this meeting, the shareholders voted on the election of two directors to hold office until the Annual Meeting of Shareholders in 2004 and until their respective successors are duly elected and qualified.

      Votes were cast for the election of directors as follows, each of whom continued in office after the meeting:

          Nominee                   Votes For               Votes Withheld
          -------                   ---------               --------------
    John R. DePhillipo              14,124,832                 2,118,000
    Robert P. Ricciardi             14,127,832                 2,115,000

Item 6. Exhibits and Reports on Form 8-K.

            (a)   Exhibits

            31.1 Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

            32.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

            (b)   Reports on Form 8-K.

                  No reports on Form 8-K were filed during the quarter for which this report is filed.

* * * * * *
      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            GENELINK, INC.
                                            (Registrant)

Date: August 13, 2003                       By: /s/ John R. DePhillipo
                                                --------------------------------
                                                John R. DePhillipo,
                                                Chief Executive Officer and
                                                President