Form 10-Q
period 2003-09-30
GENELINK INC
filed 2003-11-13
CIK 941020

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                    QUARTERLY REPORT FOR THE QUARTERLY PERIOD
                            ENDED SEPTEMBER 30, 2003

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

      Number of Shares of Common Stock
      Outstanding on November 5, 2003             27,716,319
                                                  ----------

      Transitional Small Business Disclosure Format Yes ___ No X

                                 GENELINK, INC.

PART I.     FINANCIAL INFORMATION

ITEM 1.     Financial Statements.

            Balance Sheets at September 30, 2003 (unaudited) and December 31,
            2002

            Statements of Operations for the three months and nine months ended September 30, 2003 and 2002 (unaudited)

            Statements of Cash Flows for the nine months ended September 30, 2003 and 2002 (unaudited)

            Notes to Financial Statements

                                 GENELINK, INC.
                                 BALANCE SHEETS


                                                 (UNAUDITED)
                                                SEPTEMBER 30,      DECEMBER 31,
                                                    2003               2002
                                                -------------      -----------
ASSETS
Cash                                             $    77,855       $    31,203
Accounts receivable                                   33,918             2,675
Inventory                                             21,774            26,180
Prepaid expenses                                      73,841            84,866
                                                 -----------       -----------
   Total current assets                              207,388           144,924
Property and equipment                                74,651            70,881
Other assets                                         115,140           103,336
                                                 -----------       -----------
                                                 $   397,179       $   319,141
                                                 ===========       ===========
LIABILITIES
Accounts payable and accrued expenses            $   322,132       $   275,024
Accrued payroll taxes                                 52,990            20,774
Deferred revenue                                      14,985                 0
                                                 -----------       -----------
   Total current liabilities                         340,107           295,798
Accrued compensation                                 314,345           332,531
Loans payable-affiliates                              43,000            53,000
                                                 -----------       -----------
                                                     747,452           681,329
                                                 -----------       -----------
STOCKHOLDERS' EQUITY (DEFICIT)
Common stock, $.01 par value,
   75,000,000 shares authorized
   27,362,611 and 19,123,130 shares
   issued, 27,166,431 and 18,926,950
   outstanding as of September 30,
   2003 and December 31, 2002, respectively          273,626           191,232
Treasury stock, 196,180 shares
   as of September 30, 2003 and
   December 31, 2002, respectively                  (205,860)         (205,860)
Additional paid-in capital                         6,406,366         6,031,368
Stock subscriptions receivable                    (1,035,619)         (970,146)
Stock warrants                                     1,572,427           779,877
Accumulated deficit                               (7,361,213)       (6,188,659)
                                                 -----------       -----------
                                                    (350,273)         (362,188)
                                                 -----------       -----------
                                                 $   397,179       $   319,141
                                                 ===========       ===========


    The accompanying notes are an integral part of the financial statements.

                                 GENELINK, INC.
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


THREE MONTHS ENDED SEPTEMBER 30,                    2003               2002
                                                ------------       ------------
REVENUE                                         $     22,717       $     26,598
COST OF GOODS SOLD                                     8,949              9,388
                                                ------------       ------------
GROSS PROFIT                                          13,768             17,210
                                                ------------       ------------
EXPENSES
   Selling, general and administrative               157,429             95,928
   Consulting                                         43,565             56,350
   Professional fees                                  47,466             43,917
   Advertising and promotion                           7,898             19,767
   Amortization and depreciation                       5,059              2,412
                                                ------------       ------------
                                                     261,417            218,374
                                                ------------       ------------
NET LOSS BEFORE EXTRAORDINARY ITEM                  (247,649)          (201,164)
EXTRAORDINARY ITEM - WRITE-OFF OF ADVANCES
TO RELATED PARTY                                       7,889                  0
                                                ------------       ------------
NET LOSS BEFORE PROVISION FOR INCOME TAXES          (255,538)          (201,164)
PROVISIONS FOR INCOME TAXES                                0                  0
                                                ------------       ------------
NET LOSS                                        $   (255,538)      $   (201,164)
                                                ============       ============
NET LOSS PER SHARE BASIC AND DILUTED            $      (0.01)      $      (0.01)
                                                ============       ============
Weighted average common shares and diluted
potential common shares                           26,288,644         18,233,341
                                                ============       ============


    The accompanying notes are an integral part of the financial statements.

                                 GENELINK, INC.
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)



NINE MONTHS ENDED SEPTEMBER 30,                     2003               2002
                                                ------------       ------------
REVENUE                                         $     65,753       $     34,856
COST OF GOODS SOLD                                    36,269             10,622
                                                ------------       ------------
GROSS PROFIT                                          29,484             24,234
                                                ------------       ------------
EXPENSES
   Selling, general and administrative               562,680            573,586
   Consulting                                        153,229            159,872
   Professional fees                                 301,433            109,005
   Advertising and promotion                          33,184             72,910
   Amortization and depreciation                      13,771              6,814
                                                ------------       ------------
                                                   1,064,297            922,187
                                                ------------       ------------
NET LOSS BEFORE EXTRAORDINARY ITEM                (1,034,813)          (897,953)
EXTRAORDINARY ITEM- WRITE-OFF OF ADVANCE
TO RELATED PARTY                                    (137,741)                 0
                                                ------------       ------------
NET LOSS BEFORE PROVISION FOR INCOME TAXES        (1,172,554)          (897,953)
PROVISION FOR INCOME TAXES                                 0                  0
                                                ------------       ------------
NET LOSS                                        $ (1,172,554)      $   (897,953)
                                                ============       ============
NET LOSS PER SHARE BASIC AND DILUTED            $      (0.06)      $      (0.05)
                                                ============       ============
Weighted average common shares and diluted
potential common shares                         $ 21,503,048       $ 17,655,348
                                                ============       ============


    The accompanying notes are an integral part of the financial statements.

                                 GENELINK ,INC.
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)



NINE MONTHS ENDED SEPTEMBER 30,                                   2003             2002
                                                              -----------       ---------
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss                                                      $(1,172,554)      $(897,953)
Adjustments to reconcile net loss to net cash
  used by operating activities
Depreciation and amortization                                      13,771           6,814
Fair value of compensation related to vested options                    0         200,000
Common stock issued for services                                  828,856         143,860
Common stock issued to related party                               20,000               0
Fair value of options granted for services                         55,700          11,440
Changes in operating assets and liabilities
    Accounts receivable                                           (31,243)        (11,744)
    Inventory                                                       4,406         (18,943)
    Prepaid expenses                                               11,025          11,748
    Accounts payable and accrued expenses                          47,108          63,013
    Accrued payroll taxes                                          32,216          48,559
    Deferred revenue                                               14,985               0

    Accrued compensation                                          (18,186)        (48,856)
                                                              -----------       ---------
Net cash used by operating activities                            (193,916)       (492,062)
                                                              -----------       ---------
CASH FLOWS FROM INVESTING ACTIVITIES
     Advance to officer                                           (31,587)              0
     Capital expenditures                                         (29,345)        (33,291)
     Advance to related party                                           0        (272,021)
                                                              -----------       ---------
Net cash used by investing activities                             (60,932)       (305,312)
                                                              -----------       ---------
CASH FLOWS FROM FINANCING ACTIVITIES
     Reduction of paid in capital                                (448,000)              0
     Proceeds relating to issuance of common stock (net)          759,500         683,000
     Repayment of loans payable                                   (10,000)         (5,000)
                                                              -----------       ---------
     Net cash provided by financing activities                $   301,500       $ 678,000
                                                              -----------       ---------


    The accompanying notes are an integral part of the financial statements.

                                 GENELINK, INC.
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


NINE MONTHS ENDED SEPTEMBER 30,                             2003           2002
                                                          --------      ---------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS      $ 46,652      $(119,374)

Cash and cash equivalents, beginning of period              31,203        121,434
                                                          --------      ---------
Cash and cash equivalents, end of period                    77,855          2,060
                                                          --------      ---------
SUPPLEMENTARY CASH FLOW INFORMATION
    Income taxes paid                                            0              0
    Interest paid                                                0              0
NON-CASH FINANCING TRANSACTIONS
    Accrued interest on subscriptions receivable            33,886         43,428
    Issuance of common stock for services                  828,856        143,860
    Acquisition of treasury stock                                0         96,000
    Accrued interest on advance to related party            21,024              0
    Issuance of common stock to related party               20,000              0
    Stock option granted for services                       45,500              0


    The accompanying notes are an integral part of the financial statements.

                                                                  GENELINK, INC.
                                           NOTES TO INTERIM FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

1.   DESCRIPTION OF                  BUSINESS ORGANIZATION
     ORGANIZATION                    GeneLink, Inc. (the Company), operating in
                                     New Jersey, was organized under the laws of the Commonwealth of Pennsylvania. The
                                     Company is the successor to a Delaware
                                     Corporation organized under the same name on September 21, 1994. The Company's offices are located in Margate, New Jersey.

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

                                                                  GENELINK, INC.
                                           NOTES TO INTERIM FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


2.  BASIS OF                         The accompanying unaudited financial
    PRESENTATION                     statements have been prepared by the
                                     Company in accordance with the instructions to Form 10-Q and Article 10 of
                                     Regulation S-X relating to interim
                                     financial statements. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the financial statements and notes thereto included in the Annual
                                     Report on Form 10-K of GeneLink, Inc. for the year ended December 31, 2002.

                                     In the opinion of management, all
                                     adjustments (consisting of normal recurring accruals) necessary to present fairly the information set forth in the accompanying financial statements have been included. The results reported in these financial statements for the nine-month period ended September 30, 2003 should not be regarded as necessarily indicative of results that may be expected for the year ended December 31, 2003.

3.  SHAREHOLDERS'                    A.  COMMON STOCK
    EQUITY TRANSACTIONS              During the nine months ended September 30,
                                     2003, the Company issued 4,235,000 shares of common stock and 4,235,000 warrants to purchase common stock for cash consideration of $853,000. This is pursuant to the private placement offerings in 2003 and 2002. Using the Black-Scholes methodology, the warrants were valued at $747,050.

                                     The Company issued 558,606 shares of common stock for services rendered, valued at $159,681 for the nine months ended September 30, 2003.

                                     The Company issued options to purchase
                                     130,000 shares of common stock in exchange for services rendered. The options were valued at $45,500 using the Black-Scholes methodology.

                                     The Company issued 60,606 shares of common stock valued at $20,000 as part of an advance to a related party.

                                     The Company issued 2,722,345 shares of
                                     common stock to an officer for compensation due through June 30, 2003 of $544,469. Of this amount, $448,000 offset additional paid in capital.

                                     The Company issued 723,530 shares of common stock valued at $144,706 to the spouse of an officer for services rendered through June 30, 2003.

                                                                  GENELINK, INC.
                                           NOTES TO INTERIM FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


                                     B.   STOCK OPTIONS AND WARRANTS

                                     During the nine months ended September 30, 2003, $10,200 was charged against consulting fees for options vested during the quarter that were issued in prior years pursuant to consulting agreements.

4.  TRANSACTIONS                     Pursuant to agreements with two officers,
    WITH RELATED PARTIES             compensation of $272,135 was accrued
                                     during the nine months ended September 30, 2003. Of the total accrued compensation, $193,851 was paid during the nine months ended September 30, 2003.

                                     The Company advanced an officer $31,587
                                     during the nine months ended September 30, 2003.

                                     The Company issued 2,722,345 shares of
                                     common stock to an officer for compensation due through June 30, 2003 of $544,469. Of this amount, $448,000 offset additional paid in capital.

                                     The Company issued 723,530 shares of common stock valued at $144,706 to the spouse of an officer for services rendered through June 30, 2003.

                                     In connection with a Distribution
                                     Agreement entered into with NuGenix, LLC in April, 2002 and a related loan for $500,000, the Company advanced NuGenix $89,907 in cash, and 60,606 shares of common stock valued at $20,000 during the nine months ended September 30, 2003. The loan is funded in full as of June 30, 2003. NuGenix is entirely owned by DePhillipo Family, LLC, which in turn is owned by the adult children of John R. DePhillipo, the Chief Executive Officer and President and a member of the Board of Directors of the Company.

5.  EXTRAORDINARY                    For the nine months ended September 30,
    ITEM                             2003 the Company had advanced to NuGenix
                                     $109,907 in stock and cash, had interest receivable of $21,024 and accounts receivable of $6,810. At the present time, the Company believes that NuGenix does not possess the ability to be able to repay the advances. Therefore, management has determined that this amount should be written-off in the current period.

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

Operating results for the nine-month period ended September 30, 2003 are not necessarily indicative of the results that may be expected for the full fiscal year.

LIQUIDITY AND CAPITAL RESOURCES

For the nine month period ended September 30, 2003, the Company's primary liquidity requirements have been research and development, funding of its sales and marketing efforts, the payment of compensation to officers and other employees and the payment of accounts payable. In the first nine months of 2003, the Company has raised $759,500, primarily through the issuance of common stock and warrants.

Cash and cash equivalents at September 30, 2003 amounted to $77,855 as compared to $31,203 at December 31, 2002, an increase of $46,652. During the first nine months of 2003, the Company's operating activities utilized $193,916, as compared to $492,062 for the first nine months of 2002. Cash utilized during these periods resulted from Company's net losses for such periods.

Financing activities provided $301,500 for the nine month period ended September 30, 2003 as compared to $678,000 for the nine months ended September 30, 2002. Financing activities in the nine months ended September 30, 2003 resulted primarily from the issuance of $759,500 of common stock and warrants throughout the first nine months of 2003, as offset by a $448,000 reduction to paid in capital.

The Company will require approximately $1,000,000 for research and development, for working capital and to pay accounts payable. The Company intends to raise funds through the private placement of its securities. Unless the Company can increase its revenues and increase its stock price, it is unlikely that the Company will be able to secure such financing. If the Company is not able to secure such additional required capital, it will continue to realize negative cash flow and losses and may not be able to continue operations.

RESULTS OF OPERATIONS

The following table sets forth certain operating information regarding the
Company:

                                         NINE MONTH PERIOD                        NINE MONTH PERIOD
                                      ENDED SEPTEMBER 30, 2003                ENDED SEPTEMBER 30, 2002
                                      ------------------------                ------------------------

                                            (UNAUDITED)                              (UNAUDITED)
                                            -----------                              -----------
Revenues                                      $    65,753                            $   34,856

Net earnings (loss) before
extraordinary items                           $(1,034,813)                           $(897,953)

Net earnings (loss) per share                 $     (0.06)                           $   (0.05)


The following summary table presents comparative cash flows of the Company for the nine months ended September 30, 2003 and 2002.


                                        NINE MONTH PERIOD                        NINE MONTH PERIOD
                                     ENDED SEPTEMBER 30, 2003                ENDED SEPTEMBER 30, 2002
                                     ------------------------                ------------------------

                                           (UNAUDITED)                              (UNAUDITED)
                                           -----------                              -----------
Net cash used by
operating activities                         $193,916                                $492,062

Net cash used
by investing activities                      $ 60,932                                $305,312

Net cash provided
by financing activities                      $301,500                                $678,000


        COMPARISON OF THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2003
             TO THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2002

FINANCIAL CONDITION

Assets of the Company increased from $319,141 at December 31, 2002 to $397,179 at September 30, 2003, an increase of $78,038. This increase was primarily due to an increase in cash of $31,203 at December 31, 2002 to $77,855 at September 30, 2003, an increase of $46,652, resulting from the Company's sale of securities, and an increase in accounts receivable from $2,675 at December 31, 2002 to $33,918 at September 30, 2003.

Liabilities increased from $681,329 at December 31, 2002 to $747,452 at September 30, 2003, an increase of $66,123. This increase in liabilities primarily resulted from an increase in accounts payable and accrued expenses from $275,024 at December 31, 2002 to $322,132 at September 30, 2003, an
increase of $47,108.

CURRENT YEAR PERFORMANCE AND EARNINGS OUTLOOK

Revenues. The total revenues for the nine months ended September 30, 2003 were $65,753 as compared to $34,856 for the nine months ended September 30, 2002, an increase of $30,897, or 88.6%.

Total revenues for the three months ended September 30, 2003 were $22,717 as compared to $26,598 for the three months ended September 30, 2002, a decrease of $3,881, or 14.6%.

Expenses. Total expenses for the nine months ended September 30, 2003 were $1,064,297 as compared to $922,187 for the nine months ended September 30, 2002, an increase of $142,110, primarily resulting from an increase in professional fees from $109,005 for the nine months ended September 30, 2002 to $301,435 for the nine months ended September 30, 2003, which resulted from the Company's legal fees associated with the litigation matter described in Part II of this Quarterly Report.

Total expenses for the three months ended September 30, 2003 were $261,417 as compared to $218,374 for the three months ended September 30, 2002, an increase of $43,043, primarily resulting from an increase in selling, general and administrative expenses from $95,928 for the three months ended September 30, 2002 to $157,429 for the three months ended September 30, 2003, resulting from increased sales efforts.

Losses. The Company incurred a loss before extraordinary items of $1,034,813 for the nine months ended September 30, 2003 as compared to a loss of $897,953 for the nine months ended September 30, 2002, an increase of $136,860, or 15.2%, primarily resulting from the increase in expenses for the nine months ended September 30, 2003 of $142,110, as compared to nine months ended September 30, 2002.

The Company incurred a loss of $247,649 for the three months ended September 30, 2003, as compared to a loss of $201,164 for the three months ended September 30, 2002, an increase of $46,485, or 23.1%, primarily resulting from an increase in expenses the three months ended September 30, 2003 of $43,043, as compared to the three months ended September 30, 2002.

FACTORS AFFECTING THE COMPANY'S BUSINESS AND PROSPECTS

There are a number of factors that affect the Company's business and the results of its operations. These factors include general economic and business conditions; the level of acceptance of the Company's products and services; the rate and commercial applicability of advancements and discoveries in the genetics field; the Company's ability to enter into strategic alliances with companies in the nutragenetics and dermagenetics industries; and the ability of the Company to raise the financing necessary to implement its business and marketing plan, to pay salaries to its officers and employees and to pay its accounts payable.

ITEM 3. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in its Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Management necessarily applies its judgment in assessing the costs and benefits of such controls and procedures, which, by their nature, can provide only reasonable assurance regarding management's control objectives.

With the participation of management, the Company's Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures at the conclusion of the three months ended September 30, 2003. Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective in ensuring that material information required to be disclosed is included in the reports that it files with the Securities and Exchange Commission.

CHANGES IN INTERNAL CONTROLS

There were no significant changes in the Company's internal controls or, to the knowledge of management of the Company, in other factors that could significantly affect internal controls subsequent to the date of the Company's most recent evaluation of its disclosure controls and procedures utilized to compile information included in this filing.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

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

The Court enjoined and restrained LAB21, Inc. and its officers, employees, representatives and agents from representing that LAB21, Inc. or anyone associated with LAB21, Inc. developed, invented or are leaders in the application of DNA technologies to skincare or skin health or from suggesting that LAB21, Inc. or any representative or affiliate developed the first skin DNA test for at home use. The Court further enjoined and restrained LAB21, Inc., its officers, employees, representatives and agents from utilizing any of our confidential information shared with LAB21, Inc., its agents and employees, from utilizing any of our proprietary information concerning measuring and assessing any genes involved in nutritional, healthcare and skin healthcare evaluations, or from using any SNP technology in any of LAB21, Inc.'s products. It is anticipated that this matter will go to trial prior to the end of 2003.

ITEM 6. Exhibits and Reports on Form 8-K.

        (a) Exhibit No.

            31.1 Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

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

                                 GENELINK, INC.
                                 --------------
                                  (Registrant)

Date: November 13, 2003              By:         /s/ John R. DePhillipo
                                         ---------------------------------------
                                         John R. DePhillipo, Chief Executive
                                         Officer and Chief Financial Officer