Form 10KSB
period 2003-12-31
GENELINK INC
filed 2004-03-29
CIK 941020

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

                        ANNUAL REPORT FOR THE FISCAL YEAR
                             ENDED DECEMBER 31, 2003

                           COMMISSION FILE NO. 0-28077

                                 GENELINK, INC.
                   ------------------------------------------
                 (Name of Small Business Issuer in its charter)

         PENNSYLVANIA                                            23-2795613
         ------------                                           -------------
(State or other jurisdiction of                               (I.R.S. Employee
 incorporation or organization)                              Identification No.)

          100 S. Thurlow Street
           Margate, New Jersey                                          08402
  ----------------------------------                                    -----
(Address of principal executive offices)                              (Zip Code)

                    ISSUER'S TELEPHONE NUMBER: (609) 823-6991

        Securities registered under Section 12(b) of the Exchange Act

                                      None

                                  ------------
        Securities Registered under Section 12(g) of the Exchange Act

                               Title of each class
                                  ------------
                          Common Stock, $.01 par value

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

         State issuer's revenues for its most recent fiscal year.  $128,205.

         State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act). $10,915,850.

         APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                  Number of Shares of Common Stock
                  Outstanding on March 1, 2004                      30,883,319

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

                                TABLE OF CONTENTS

                                                                                                        PAGE
                                                                                                        ----
PART I

Item 1.      Business...............................................................................      4
Item 2.      Properties.............................................................................     14
Item 3.      Legal Proceedings......................................................................     15
Item 4.      Submission Of Matters To A Vote Of Security Holders....................................     15

PART II

Item 5.      Market For Registrant's Common Equity And Related Stockholder Matter...................     15
Item 6.      Management's Discussion And Analysis Of Financial Condition And Results Of Operations..     18
Item 7.      Financial Statements and Supplementary Data............................................     20
Item 8.      Changes in and Disagreements With Accountants on Accounting and Financial Disclosure...     42
Item 8A      Controls and Procedures................................................................     43

PART III

Item 9.      Directors and Executive Officers of the Registrant ....................................     43
Item 10.     Executive Compensation.................................................................     44
Item 11.     Security Ownership of Certain Beneficial Owners and Management.........................     44
Item 12.     Certain Relationships and Related Transactions.........................................     44

PART IV.

Item 13.     Exhibits, Financial Statement Schedules, and Reports on Form 8-K.......................     44

ITEM 1. DESCRIPTION OF BUSINESS.

GENERAL

         We are a publicly-held Pennsylvania corporation listed on the NASDAQ OTC Bulletin Board trading under the symbol "GNLK." We are a bioscience company and were organized to offer to the public the safe collection and preservation of a family's DNA material for later use by the family to identify and potentially prevent inherited diseases. Most recently we have created a breakthrough methodology for SNPs (single nucleotide polymorphisms) based genetic profiling (patents pending) and will have licensed and continue to explore additional licensing opportunities with respect to these proprietary assessments to companies that manufacture or market to the $100 billion plus nutraceutical, personal care, skin care and weight-loss industries.

         We have never achieved a profit, having realized net losses each year, including losses before extraordinary items of $896,588 in 2001, $1,076,827 in 2002 and $1,139,366 in 2003. There can be no assurance that we will ever realize significant sales or become profitable.

         We were founded in response to the explosion of information being generated in the field of human molecular genetics. Scientists are discovering an increasing number of connections between genes and specific diseases. These findings are a direct result of the National Institutes of Health Genome Project, which has as its goal the total mapping of the human genome by the year 2005.

         Our expansion into the bioscience field with its innovative genetic profiles help companies create and deliver more effective products - personalized wellness and "quality of life" products tailored to their customer's individual needs - based on the science of genetics, thereby allowing the customer to determine what vitamin supplements or skin-care products are best for their individual needs.

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

         Our genetic profiling will utilize our patented DNA Collection Kit(R) for the extraction of DNA to be forwarded in self-addressed mailers to our lab to analyze SNP's extracted from the DNA, providing each customer with a personalized genetic assessment to have a nutritional or skincare regiment specifically customized to support their unique genetic profile.

GENELINK BIOSCIENCES BUSINESS

         We have created a powerful, proprietary methodology for SNP (single nucleotide polymorphism) based Nutragenetics(TM) and Dermagenetics(TM). The GeneLink Nutragenetic Profile(TM) and Dermagenetics(TM) profiles (patents pending) provide a means of predicting an individual's inherent genetic capacity to combat oxidative stress and other important selected areas of physiologic health. The profiles, for example, can measure a person's potential to efficiently control oxygen free radical damage, eliminate hydrogen peroxide, protect and repair oxidized phospholipids and destroy harmful environmental compounds.

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

         The profile examines genes of the OS family for the existence of SNPs. SNPs exist as naturally occurring variations in genes in the human population. Many genes exhibit just a single nucleotide difference that can result in a single amino acid substitution in the protein that is encoded by that gene. If such a protein is an OS enzyme, it may be less efficient in enzymatic activity, in which case oxidative damage to cellular proteins and DNA accumulates over time. It appears that some tissues are more vulnerable than are others to oxidative stress. SNPs in other oxidative stress genes have been associated with heart disease, cancer, neurological degeneration and aging.

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

COMPREHENSIVE CARDIO RISK PROFILE

         Cardiovascular disease claims more lives each year than the next five leading causes of death combined. GeneLink has recently developed a Comprehensive Cardio Risk Profile. This profile analyzes a broad collection of genes believes to play an important part in heart health, according to the latest research.

         GeneLink's Comprehensive Cardiovascular Risk Profile is designed to identify SNPs associated with increased risk of developing high blood pressure, atherosclerosis, inflammation, problems with vascular integrity and coronary artery disease.

         Risk factors include cholesterol regulation, hyper-coagulation syndromes and metabolic defects that cause elevated homocysteine, inflammation markers, cardio-protective markers, lipid defects plus other general risk markers.

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

AFFILIATES

         Biosciences business: We have entered into an agreement with laboratories pursuant to which these laboratories will perform SNPs genotyping of samples provided by us for any genetics-based products that we may develop. We do not sell vitamin supplements or skin care products. We will license others to do that.

         We have entered into a collaborative agreement with Arch Personal Care Products, L.P., a unit of Arch Chemicals, Inc., to market newly developed formulations containing active skin care ingredients that can be linked to our genetic testing system for determining an individual's skin characteristics. These new formulations will be offered to leading marketers and manufacturers for the personal care and cosmetic industries. We began collaborating with Arch Chemicals, Inc. on the development of a new category of "genetic" skin care formulations and an associated, personalized skin-testing system in late 2001. Recently developed formulations feature a family of active ingredients known as "SNP-Derms(TM)" designed to address some of the key, individual genetic characteristics that can accelerate skin aging, skin wrinkling and other specific oxidative stress deficiencies in the skin. The SNP-Derm formulations may be offered in combination with our Dermagenetics(TM) Profiles that provide a measure of a person's resistance to skin aging, skin irritation and tissue breakdown. Arch Chemicals, Inc., with annual sales of approximately $1 billion, is a global specialty chemicals company.

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

         We have entered into a Distribution Agreement with Food Science Corporation to develop and market personalized nutritional products linked to our genetic profiling technology. Food Science has been a leader in nutritional research by setting new standards of quality in the formulation of nutritional supplements created exclusively for health care professionals and their patients. Food Science focuses on innovation and product effectiveness and serves a loyal client base of over 12,000 medical doctors, chiropractors, osteopaths and nutritionists.

         We have entered into a distribution agreement with Enzymatic Therapy, Inc. Enzymatic Therapy's medical practitioner division, Integrative Therapeutics, is the leading supplier of clinically validated nutritional supplements to doctors and health care professionals in the United States. Enzymatic Therapy manufactures more than 200 natural medicines, nutritional supplements, vitamins and herbal extracts distributed exclusively via independent health food stores nationwide. Enzymatic Therapy and Integrative Therapeutics are part of a portfolio of companies managed by North Castle Partners, LLC, a private equity firm focused exclusively on the healthy living and aging marketplace. We have begun to realize revenues from our agreement with Enzymatic Therapy.

         In addition, we have entered into a distribution agreement with an international skincare and cosmetics company, pursuant to which that company has been granted the right to distribute products based upon our technology in certain markets. This company intends to commence a Pilot Program in April, 2004.

         We have begun to realize revenues from our agreement with Enzymatic Therapy. We believe that we will begin to realize revenues in 2004 from the distribution agreement with the international company in the skin care industry, but there can be no assurance when or if we will realize revenues from this arrangement.

         DNA Banking: Since our inception, we have considered a number of alternatives for the marketing of our DNA Collection Kits(R). Because of our limited financial resources and the size of our staff, we have elected to concentrate our marketing activities for DNA banking in the funeral home or death-care industry. Our Marketing strategy for DNA Banking is primarily to the death-care industry, specifically individual funeral home and cremation locations, whether corporate-owned or independently operated, through our own servicing representatives. The funeral home provides the last chance opportunity to collect the DNA of a loved one. The sales approach currently undertaken by us is to have the funeral home or cremation facility collect the DNA specimen with the permission of the representative of the deceased, or the deceased if agreed to prior to death, as part of the pre-need package sold to the deceased, and send the swabs directly to the Health Science Center for DNA extraction and storage. The Health Science Center sends us the certificate guaranteeing the DNA storage for 75 years, and we send the certificate back to the funeral home or cremation facility to be used as a sales tool for its pre-need sales.

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

COMPETITION

         Biosciences: Great Smokies Diagnostics Laboratory performs SNPs testing and provides information direct-to-physicians. On its website, Great Smokies does not claim any patentable proprietary tests. Sciona Limited, is a biotechnology company located in the United Kingdom. Sciona performs SNPs testing in order to recommend proper foods, diet and nutrition for individuals. These companies have greater financial resources than we do, and we cannot predict whether they will enter into markets similar to those that we intend to enter into or how competitive their products and services will be to those offered by us.

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

EMPLOYEES AND LABOR RELATIONS

         We consider our labor relations to be good, and none of our employees is covered by a collective bargaining agreement. As of December 31, 2003, we employed a total of 3 people, 3 on a full time basis, in the following areas:

                                       Number of  Full Time
                Category               Employees  Employees
                --------               ---------  ---------
Sales and Marketing                        3          3

Business Development                       3          2

General and Administration, including      1          1
Customer Service

Lab Director and Scientists at the         3          0
Health Science Center

Consultants/Others                         8          0

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

WE HAVE A HISTORY OF LOSSES AND EXPECT CONTINUED LOSSES FOR THE FORESEEABLE FUTURE.

         We commenced operations in 1994. We have incurred significant losses to date and our revenues have been limited. Our expenses have exceeded revenues in each year since inception. Given our planned levels of operating expenses, we expect to continue to incur losses for the foreseeable future. Our accumulated deficit as of December 31, 2003 was $7,368,924. We incurred a net loss before extraordinary items of $1,139,366 for the fiscal year ended December 31, 2003. Our expenses have consisted principally of research and development and of general and administrative expenses incurred while building our business infrastructure. We expect to continue to experience significant operating losses in the future as we continue our research and development efforts and expand our marketing and sales force in an effort to commercialize our products and services. We plan to increase our operating expenses in anticipation of increasing revenues. If our revenue growth is slower than we anticipate or our operating expenses exceed our expectations, our losses will significantly increase. Even if we were to achieve profitability, we may not be able to sustain or increase our profitability on a quarterly or annual basis.

IF ETHICAL AND OTHER CONCERNS SURROUNDING THE USE OF GENETIC INFORMATION BECOME WIDESPREAD, WE MAY HAVE LESS DEMAND FOR OUR PRODUCTS.

         Genetic testing has raised ethical issues regarding confidentiality and the appropriate uses of the resulting information. For these reasons, governmental authorities may call for limits on or regulation of the use of genetic testing or prohibit testing for genetic predisposition to certain conditions, particularly for those that have no known cure. Any of these scenarios could reduce the potential markets for our bioscience and DNA banking services and product

WE HAVE LIMITED SALES AND MARKETING EXPERIENCE.

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

ITEM 2. PROPERTIES

         We lease our principal executive offices located in Margate, New Jersey, at no cost other than maintenance and improvements, from John DePhillipo. John DePhillipo is our Chief Executive Officer and President and a member of our Board of Directors.

ITEM 3. LEGAL PROCEEDINGS

         On February 15, 2000, a Petition for Cancellation was filed in the United States Patent and Trademark Office Before the Trademark Trial and Appeal Board, No. 30, 200 for the cancellation of our Trademark Registration No. 1,956,014 that was granted on February 13, 1996 to us for DNA testing and storage of DNA material for medical diagnostics and identity testing. The Petitioner is a company in the State of New York by the name of GENELINK, INC., which believes it is damaged by said Trademark Registration. Trial in this matter was held on December 3, 2003. We are awaiting the Judge's ruling.

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

         The Court enjoined and restrained LAB21, Inc. and its officers, employees, representatives and agents from representing that LAB21, Inc. or anyone associated with LAB21, Inc. developed, invented or are leaders in the application of DNA technologies to skincare or skin health or from suggesting that LAB21, Inc. or any representative or affiliate developed the first skin DNA test for at home use. The Court further enjoined and restrained LAB21, Inc., its officers, employees, representatives and agents from utilizing any of our confidential information shared with LAB21, Inc., its agents and employees, from utilizing any of our proprietary information concerning measuring and assessing any genes involved in nutritional, healthcare and skin healthcare evaluations, or from using any SNP technology in any of LAB21, Inc.'s products. The matter was settled in November, 2003 in our favor for an undisclosed amount paid to us.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

         Our common stock is listed on the NASDAQ and OTC Bulletin Board under the System "GNLK". Set forth below, for the periods indicated, is the range of high and low bid information for our common stock. These quotations reflect inter-dealer prices without retail mark-up, mark-down or commission, and may not represent actual transactions.

2002              High             Low
----              ----             ---
1st Quarter      $1.10            $0.58
2nd Quarter       1.01             0.57
3rd Quarter       0.92             0.36
4th Quarter       0.45             0.24

2003              High             Low
----              ----             ---
1st Quarter      $0.46            $0.23
2nd Quarter       0.80             0.20
3rd Quarter       0.62             0.32
4th Quarter       0.85             0.36

         As of March 1, 2004, there were 185 holders of record of our common stock. We have never paid dividends and do not anticipate paying any dividends in the future. We anticipate that we will retain all future revenues for working capital purposes.

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

                      EQUITY COMPENSATION PLAN INFORMATION

                                            Weighted-average
                                           exercise price of
                          Number of        outstanding options
                      securities to be     warrants and rights            Number of
                    issued upon exercise   compensation plans       securities remaining
                       of outstanding     (excluding securities  available for future issuance
                      options, warrants    reflected in column             under
                         and rights               (a))                     Equity
 Plan Category              (a)                   (b)                       (c)
------------------  --------------------  ---------------------  -----------------------------
Equity                   1,500,000               $0.40                       0
    compensation
    plans approved
    by security
    holders

Equity                   5,931,445               $0.64                       0
    compensation
    plans not
    approved
    by security
    holders
                         ---------               -----                       -
Total                    7,431,445               $0.59                       0

RECENT SALES OF UNREGISTERED SECURITIES.

         We issued 1,006,500, 358,007 and 796,500 common shares of stock for consulting services rendered to us valued at $200,582, $145,960 and $289,180 for the years ended December 31, 2003, 2002 and 2001, respectively. These shares were issued in reliance upon Rule 506 of Regulation D under the Securities Act of 1933.

         During the year ended December 31, 2003, we issued 6,460,000 shares of common stock and 6,460,000 warrants to purchase common stock for cash consolidation of $1,723,000. These shares were issued in reliance upon Rule 506 of Resolution D under the Securities Act of 1933.

         On June 29, 2003, we issued 2,722,345 shares to John DePhillipo, our Chief Executive Officer and President and a member of our board of directors, and 723,530 shares to Maria DePhillipo, the spouse of John DePhillipo in satisfaction of accrued and unpaid salary. As of June 29, 2003, we owed John DePhillipo $544,469 and Maria DePhillipo $144,706 for accrued but unpaid salaries. As of December 31, 2003, John DePhillipo owed us $697,664, plus interest, on account of subscriptions receivable and advances. Effective March 24, 2003, our Board of Directors decided to grant John DePhillipo additional compensation to reflect the Board's desire to treat the shares issued June 29, 2003 not as an issuance in satisfaction of accrued and unpaid salary but as additional compensation. Following this decision, we again owed John DePhillipo an aggregate of $544,469 for accrued but unpaid salary. The loan to Mr. DePhillipo is due April 15, 2004 and it is the intention of Mr. DePhillipo to pay the principal balance of the loan primarily through the offset of the accrued salary. As a result, John DePhillipo will not receive payments on account of salary that he earned over the past three years, and accordingly we awarded and issued the stock described above to Mr. DePhillipo to reward him for his efforts in operating the company and undertaking the fundraising efforts necessary for our continued existence without receiving salaries during the past few years and being required to sell a significant portion of the shares of our common stock previously held by him to raise personal funds. It is our intention to forgive any interest due on the loan, as interest accrued on the loan but did not accrue on the unpaid salary due Mr. DePhillipo. These shares were issued in reliance upon Rule 506 of Regulation D under the Securities Act of 1933.

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

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS.

                              RESULTS OF OPERATIONS

COMPARISON OF FISCAL YEAR ENDED DECEMBER 31, 2003 TO DECEMBER 31, 2002.

         Assets. Our assets increased from $319,141 at December 31, 2002 to $1,211,820 at December 31, 2003, an increase of $892,679. This increase was primarily due to an increase in cash and cash equivalents from $31,203 at December 31, 2002 to $746,082 at December 31, 2003, an increase of $714,879 resulting from monies received in connection with the settlement of our lawsuit against LAB21, Inc. and from financing activities, and an increase in prepaid expenses from $84,866 at December 31, 2002 to $197,221 at December 31, 2003.

         Liabilities. Our liabilities decreased from $681,329 at December 31, 2002 to $471,366 December 31, 2003, a decrease of $209,963. This decrease in liabilities was primarily due to a decrease in accounts payable and accrued expenses from $295,798 at December 31, 2002 to $102,060 at December 31, 2003 as our increased cash flow resulting from the settlement of our litigation with LAB21, Inc. and from financing activities allowed us to pay down significant percentage of our payables.

         Losses. We incurred a loss before extraordinary items of $1,139,366 for the fiscal year ended December 31, 2003, as compared to a loss of $1,076,827 for the fiscal year ended December 31, 2002, an increase of $62,539.

         Revenues. Our total revenues for the fiscal year ended December 31, 2003 were $128,205, as compared to $63,415 for the fiscal year ended December 31, 2002, an increase of $64,790, or 102%. This increase is a result of realizing increased revenues from our GeneLink Nutragenetic Profile(TM) and Dermagenetics(TM) products and services, primarily from sales realized by NuGenix, LLC.

         Expenses. Total expenses for year ended December 31, 2003 were $1,203,035, an increase of $90,715, or 8.2%, from total expenses of $1,112,320 for the year ended December 31, 2002. Increased expenses are primarily due to an increase in general and administrative expenses from $610,965 for fiscal year 2002 to $794,613 for fiscal year 2003 and an increase in consulting expenses from $189,328 in fiscal year 2002 to $216,108 in fiscal year 2003, as partially offset by a decrease in professional fees from $213,149 in fiscal year 2002 to $124,354 in fiscal year 2003.

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

LIQUIDITY AND CAPITAL RESOURCES

         Our primary liquidity requirement has been the implementation and funding of our sales and marketing efforts and the payment of compensation to our officers. For 2004, our primary liquidity requirement will be the funding of our research and development efforts and the funding of our sales and marketing efforts.

         Cash and Cash Equivalents. On December 31, 2003, our cash and cash equivalents amounted to $746,082 as to compared to $31,203 at December 31, 2002, an increase of $714,879. During 2003, our operating activities utilized $1,026,597 as compared to utilizing $843,579 in 2002, an increase of $183,018. Cash utilized during these periods resulted from our net losses for such periods and payment of accounts payable generated in prior years of operations.

         Investing activities utilized $49,474 in 2003, as compared to utilizing $107,152 in 2002. Financing activities provided $1,790,950 in 2003, as compared to $860,500 in 2002, primarily through the issuance of $1,810,950 of common stock and warrants to investors in 2003.

We will require approximately $1,000,000 to fund our sales and marketing efforts and to fund our research and development efforts for 2004. We intend to raise funds through one or more private placements of securities. Unless we can increase our revenues and increase our stock price, it is not likely that we will be able to secure such financing. If we are unable to secure such additional required capital, we will continue to realize negative cash flow and losses and it is unlikely that we will be able to implement our sales and marketing strategy or to fund our research and development programs.

ITEM 7. FINANCIAL STATEMENTS

                          INDEX TO FINANCIAL STATEMENTS

                                                                                         PAGE
                                                                                         ----
Independent Auditors' Report                                                                21

Financial Statements

         Balance Sheets                                                                  22-23

         Statements of Operations                                                           24

         Statements of Changes in Stockholders' Equity (Deficiency)                         25

         Statements of Cash Flows                                                        26-27

Notes to Financial Statements                                                            28-41

                          INDEPENDENT AUDITORS' REPORT

GeneLink, Inc.
Margate, New Jersey

         We have audited the accompanying balance sheet of GeneLink, Inc. as of December 31, 2003, and the related statements of operations, changes in stockholders' equity (deficiency) and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of GeneLink, Inc. as of December 31, 2002, were audited by other auditors whose report dated January 24, 2003, expressed an unqualified opinion on those statements.

         We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

         In our opinion, the 2003 financial statements referred to above present fairly, in all material respects, the financial position of GeneLink, Inc. as of December 31, 2003 and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

Allentown, Pennsylvania
February 12, 2004
(except for Note 13, as to
which the date is March 24, 2004)

                                  GENELINK,INC.

                                 BALANCE SHEETS
                           DECEMBER 31, 2003 AND 2002

                                          2003             2002
                                          ----             ----
  ASSETS
CURRENT ASSETS
   Cash and cash equivalents         $     746,082    $       31,203
   Accounts receivable                      43,556             2,675
   Inventory                                20,041            26,180
   Prepaid expenses                        197,221            84,866
                                     -------------    --------------

         Total current assets            1,006,900           144,924
                                     -------------    --------------

PROPERTY AND EQUIPMENT                      70,435            70,881
                                     -------------    --------------

OTHER ASSETS                               134,485           103,336
                                     -------------    --------------

         Total assets                $   1,211,820    $      319,141
                                     =============    ==============

                        See Notes to Financial Statements

                LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

                                                                    2003           2002
                                                                    ----           ----
CURRENT LIABILITIES
   Accounts payable & accrued expenses                          $      46,966   $    275,024
   Accrued payroll taxes                                               55,094         20,774
                                                                -------------   ------------

         Total current liabilities                                    102,060        295,798

   Accrued compensation                                               336,306        332,531
   Loans payable - affiliates                                          33,000         53,000
                                                                -------------   ------------

         Total liabilities                                            471,366        681,329
                                                                -------------   ------------

STOCKHOLDERS' EQUITY (DEFICIENCY)
   Common stock, par value $0.01 per share;
      authorized: 75,000,000 shares as of December
      31, 2003 and 2002 respectively; issued: 2003
      31,005,011 shares and 2002 19,123,130 shares;
      outstanding: 2003 30,808,831 shares and
      2002 18,926,950 shares                                          310,050        191,232
   Additional paid in capital                                       6,774,021      6,031,368
   Stock subscriptions receivable                                  (1,016,635)      (970,146)
   Stock warrants                                                   2,247,802        779,877
   Accumulated deficit                                             (7,368,924)    (6,188,659)
   Treasury stock, 196,180 shares as of
      December 31, 2003 and 2002, respectively                       (205,860)      (205,860)
                                                                -------------   ------------

       Total stockholders' equity (deficiency)                        740,454       (362,188)
                                                                -------------   -------------

       Total liabilities and stockholders' equity (deficiency)  $   1,211,820   $    319,141
                                                                =============   ============

                        See Notes to Financial Statements

                                 GENELINK, INC.

                            STATEMENTS OF OPERATIONS
                     YEARS ENDED DECEMBER 31, 2003 AND 2002

                                                     2003             2002
                                                     ----             ----
REVENUES:                                        $     128,205    $       63,415

COST OF GOODS SOLD:                                     64,536            27,922
                                                 -------------    --------------

GROSS PROFIT:                                           63,669            35,493
                                                 -------------    --------------

EXPENSES:
   General and administrative                          794,613           610,965
   Consulting                                          216,108           189,328
   Professional fees                                   124,354           213,149
   Advertising and promotion                            49,190            86,400
   Amortization and depreciation                        18,771            12,478
                                                 -------------    --------------
                                                     1,203,035         1,112,320
                                                 -------------    --------------

         Loss before extraordinary items            (1,139,366)       (1,076,827)

EXTRAORDINARY ITEMS:
   Write-off of advance to related party              (182,054)         (393,437)
   Legal settlement                                    141,155                 -
                                                 -------------    --------------

         Loss before provision for income taxes     (1,180,265)       (1,470,264)

   PROVISION FOR INCOME TAXES:                               -                 -
                                                 -------------    --------------

         NET LOSS                                $  (1,180,265)       $1,470,264)
                                                 =============    ==============

LOSS PER SHARE, BASIC AND DILUTED:               $       (0.05)   $        (0.08)
                                                 =============    ==============

   Weighted average common shares and
      diluted potential common shares               24,085,932        17,909,147
                                                 =============    ==============

                        See Notes to Financial Statements

                                 GENELINK, INC.

           STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIENCY)
                     YEARS ENDED DECEMBER 31, 2003 AND 2002

                                                            COMMON STOCK                    ADDITIONAL      STOCK
                                                       ---------------------   TREASURY      PAID IN     SUBSCRIPTION
                                                         SHARES     AMOUNT       STOCK       CAPITAL      RECEIVABLE
                                                       ----------  ---------  ----------   -----------   ------------
BALANCE AT DECEMBER 31, 2001                           16,801,590  $ 168,015  $ (109,860)  $ 5,279,271   $   (920,189)
                                                       ----------  ---------  ----------   -----------   ------------

Fair value of options granted for consulting services           0          0           0        14,440              0
Fair value of vested stock options
Interest accrued on subscriptions receivable                    0          0           0        49,957        (49,957)
Issuance of common stock and stock warrants
pursuant to private placement offerings                 1,283,533     12,837           0       225,120              0
Issuance of common stock for cash                         580,000      5,800                   192,200
Issuance of common stock for services                     358,007      3,580           0       172,380              0
Issuance of common stock for services
returned to the company                                         0          0     (96,000)       66,000              0
Issuance of common stock to related party                 100,000      1,000           0        32,000              0
Net loss                                                        0          0           0             0              0
                                                       ----------  ---------  ----------   -----------   ------------
                                                        2,321,540     23,217     (96,000)      752,097        (49,957)
                                                       ----------  ---------  ----------   -----------   ------------
BALANCE, DECEMBER 31, 2002
                                                       19,123,130    191,232    (205,860)    6,031,368       (970,146)
                                                       ----------  ---------  ----------   -----------   ------------

Exercise of stock warrants                                908,900      9,089           0       289,361              0
Fair value of options granted for consulting                    0          0           0        10,200              0
Interest accrued on subscriptions receivable                    0          0           0        46,489        (46,489)
Issuance of common stock and stock warrants
for commissions                                           696,500      6,965           0       (89,007)             0
Issuance of common stock and stock warrants
for services                                              310,000      3,100           0        85,899              0
Issuance of common stock and stock warrants
pursuant to private placement offerings                 6,460,000     64,600           0       173,600              0
Issuance of common stock in lieu of compensation        3,445,875     34,458           0       206,717              0
Issuance of common stock to related party                  60,606        606           0        19,394              0
Net loss                                                        0          0           0             0              0
                                                       ----------  ---------  ----------   -----------   ------------
                                                       11,881,881    118,818           0       742,653        (46,489)
                                                       ----------  ---------  ----------   -----------   ------------

BALANCE, DECEMBER 31, 2003                             31,005,011  $ 310,050  $ (205,860)  $ 6,774,021   $ (1,016,635)
                                                       ==========  =========  ==========   ===========   ============

                                                                       DEFERRED
                                                          STOCK         STOCK       ACCUMULATED
                                                         WARRANTS    COMPENSATION     DEFICIT         TOTAL
                                                       -----------   ------------   ------------   -----------
BALANCE AT DECEMBER 31, 2001                           $   350,334   $   (200,000)  $ (4,718,395)  $ (150,824)
                                                       -----------   ------------   ------------   -----------

Fair value of options granted for consulting services            0                             0        14,440
Fair value of vested stock options                                        200,000                      200,000
Interest accrued on subscriptions receivable                     0              0              0
Issuance of common stock and stock warrants
pursuant to private placement offerings                    429,543              0              0       667,500
Issuance of common stock for cash                                                                      198,000
Issuance of common stock for services                            0              0              0       175,960
Issuance of common stock for services
returned to the company                                          0              0              0       (30,000)
Issuance of common stock to related party                        0              0              0        33,000
Net loss                                                         0              0     (1,470,264)   (1,470,264)
                                                       -----------   ------------   ------------   -----------
                                                           429,543        200,000     (1,470,264)     (211,364)
                                                       -----------   ------------   ------------   -----------
BALANCE, DECEMBER 31, 2002
                                                           779,877              0     (6,188,659)     (362,188)
                                                       -----------   ------------   ------------   -----------

Exercise of stock warrants                                (210,500)             0              0        87,950
Fair value of options granted for consulting                     0              0              0        10,200
Interest accrued on subscriptions receivable                     0              0              0             0
Issuance of common stock and stock warrants
for commissions                                            123,625              0              0        41,583
Issuance of common stock and stock warrants
for services                                                70,000              0              0       158,999
Issuance of common stock and stock warrants
pursuant to private placement offerings                  1,484,800              0              0     1,723,000
Issuance of common stock in lieu of compensation                 0              0              0       241,175
Issuance of common stock to related party                        0              0              0        20,000
Net loss                                                         0              0     (1,180,265)   (1,180,265)
                                                       -----------   ------------   ------------   -----------
                                                         1,467,925              0     (1,180,265)    1,102,642
                                                       -----------   ------------   ------------   -----------

BALANCE, DECEMBER 31, 2003                             $ 2,247,802   $          0   $ (7,368,924)  $   740,454
                                                       ===========   ============   ============   ===========

                        See Notes to Financial Statement

                                 GENELINK, INC.

                            STATEMENTS OF CASH FLOWS
                     YEARS ENDED DECEMBER 31, 2003 AND 2002

                                                          2003           2002
                                                          ----           ----
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                               $(1,180,265)   $(1,470,264)
Adjustments to reconcile net loss to net
cash used in operating activities:
Depreciation and amortization                               18,771         12,478
Fair value of compensation related to vested options             -        200,000
Stock issued to related party                               20,000         33,000
Common stock issued for services                           158,999        145,960
Common stock issued for commissions                         41,583              0
Common stock issued in lieu of compensation                241,175              0
Fair value of options granted for consulting services       10,200         14,440
Accounts receivable                                        (40,881)        (1,227)
Inventories                                                  6,139        (16,091)
Prepaid expenses                                          (112,355)        68,012
Increase (decrease) in liabilities:
Accounts payable & accrued expenses                       (228,058)       186,208
Accrued payroll taxes                                       34,320          9,181
Accrued compensation                                         3,775        (25,276)
Net cash used in operating activities                   (1,026,597)      (843,579)
                                                       -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment                         (10,041)       (23,216)
Patent acquisition costs                                   (39,433)       (83,936)
                                                       -----------    -----------

Net cash used in investing activities                      (49,474)      (107,152)
                                                       -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds (repayments) from loans and notes payable         (20,000)        (5,000)
Proceeds from exercise of stock warrants                    87,950             -
Proceeds from issuance of common stock                   1,723,000        865,500
                                                       -----------    -----------

Net cash provided by financing activities                1,790,950        860,500
                                                       -----------    -----------
Net increase (decrease) in cash and cash equivalents       714,879        (90,231)

                        See notes to Financial Statements

                                 GENELINK, INC.

                            STATEMENTS OF CASH FLOWS
                     YEARS ENDED DECEMBER 31, 2003 AND 2002

                                                      2003       2002
                                                      ----       ----
Cash and cash equivalents:
Beginning                                              31,203    121,434
                                                    ---------  ---------

Ending                                              $ 746,082  $  31,203
                                                    =========  =========

SUPPLEMENTARY DISCLOSURES OF CASH FLOW INFORMATION

Non-cash financing transactions:

Accrued interest on subscriptions receivable        $  46,489  $  49,957
                                                    =========  =========

Common stock issued for services                    $ 200,582  $ 145,960
                                                    =========  =========

Acquisition of treasury stock                       $       -  $  96,000
                                                    =========  =========

                        See notes to Financial Statements

                          NOTES TO FINANCIAL STATEMENTS

NOTE 1.           ORGANIZATION

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

NOTE 2.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

                  USE OF ESTIMATES:

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

                  CASH AND CASH EQUIVALENTS:

                  Highly liquid debt instruments purchased with a maturity of three months or less are considered to be cash equivalents. At times cash and cash equivalents may exceed insured limits. The Company maintains certain cash balances with Merrill Lynch, which is SIPC insured up to $300,000.

                  PROPERTY AND EQUIPMENT:

                  Property and equipment are stated at cost. Expenditures for maintenance and repairs are charged against operations. Renewals and betterments that materially extend the life of the assets are capitalized. Depreciation is computed using the straight-line method over the estimated useful lives of 5 to 39 years of the related assets.

                  REVENUE AND COST RECOGNITION:

                  Revenues are recorded when the kits are sold. The Company receives a non-refundable fee for the DNA kits and provides DNA analysis testing at that time, then stores the specimen for up to 75 years. If the client requests the DNA specimen back at any time during the storage period, they will be entitled to receive the specimen upon payment of an additional retrieval fee but will not be entitled to any refund of the original storage fee. Direct costs related to sale of kits include the purchase of kits, samples, and delivery expenses. The direct costs of kits are recognized at time of sale to customers as opposed to the time of purchase by GeneLink, Inc. from its vendors. Kits purchased by GeneLink, Inc. and not yet sold remain in inventory. Revenues from the proprietary genetic indicator tests are recognized partially when the kits are sold, and subsequently when they are presented to the lab for testing.

                  AMORTIZATION OF PATENTS:

                  Legal and professional fees and expenses in connection with the filing of patent and trademark applications have been capitalized and are amortized over fifteen years on a straight-line basis. The Company has filed for and has patents pending in the USA and foreign countries on its method of DNA gathering. The Company also filed for and has patents pending on its three proprietary genetic indicator tests. The Company has a registered trademark for its name, logo, and the name "DNA Collection Kit(R)." In March 2001, the Company reached a Notice of Allowance of Patent on its method of DNA gathering, and has received trademark protection for its name, logo, and the name "DNA Collection Kit(R)."

                  INVENTORY:

                  Inventory consists of kits held for resale. Inventory is valued at the lower of cost (using the first-in, first-out method) or market. The shelf life of the DNA kits is estimated by the Company to be in excess of 30 years.

                  INCOME TAXES:

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

                  LONG LIVED ASSETS:

                  The Company reviews for the impairment of long-lived assets and certain identifiable intangibles whenever events or changes indicate that the carrying amount of an asset may not be recoverable. An impairment loss would be recognized when estimated future cash flows expected to result from the use of an asset and its eventual disposition are less than its carrying amount. The Company has not identified any such impairment losses during the years ended December 31, 2003 and 2002.

                  PER SHARE DATA:

                  Effective November 12, 1998, the Company adopted SFAS No. 128, "Earnings Per Share." The provisions of SFAS 128 establish standards for computing and presenting earnings per share
                  (EPS). This standard replaces the presentation of primary EPS with a presentation of basic EPS. Additionally, it requires dual presentation of basic and diluted EPS for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the diluted EPS computation. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Diluted EPS for 2003 and 2002 excludes any effect from such securities, as their inclusion would be antidilutive.

                  STOCK OPTIONS:

                  The Financial Accounting Standards Board has issued SFAS No. 123, which defines a fair value based method of accounting for an employee stock option and similar equity instruments and encourages all entities to adopt that method of accounting for all of their employee stock compensation plans. However, it also allows an entity to continue to measure compensation cost for those plans using the method of accounting prescribed by Accounting Principles Board Opinion No. 25 (APB 25). Entities electing to remain with the accounting in APB 25 must make proforma disclosures of net income (loss) and, if presented, earnings (loss) per share, as if the fair value based method of accounting defined in SFAS 123 had been adopted. The Company has elected to account for its stock-based compensation plans under APB 25.

NOTE 3.           PROPERTY AND EQUIPMENT

                  As of December 31, 2003 and 2002, property and equipment consisted of the following:

                                  2003       2002
                                  ----       ----
Office furniture               $   1,154   $   1,154
Office equipment                  44,936      36,887
Leasehold improvements            51,992      50,000
Software                          11,900      11,900
                               ---------   ---------
                                 109,982      99,941
Less accumulated depreciation
    and amortization              39,547      29,060
                               ---------   ---------

                               $  70,435   $  70,881
                               =========   =========

                  Depreciation and amortization expense was $10,487 and $7,996 for the years ended December 31, 2003 and 2002, respectively.

NOTE 4.           OTHER ASSETS

                  As of December 31, 2003 and 2002 other assets consisted of the following:

                                  2003       2002
                                  ----       ----
Patents                        $ 148,612   $ 109,179
Organization costs                86,976      86,976
Deposits                             728         728
                               ---------   ---------
                                 236,316     196,883

Less accumulated amortization    101,831      93,547
                               ---------   ---------

                               $ 134,485   $ 103,336
                               =========   =========

                  Amortization expense was $8,284 and $4,482 for the years ended December 31, 2003 and 2002, respectively.

                  The future estimated minimum amortization expense that will be charged to operations as of December 31, 2003 is as follows:

Year Ending
December 31,
    2004                            $  8,200
    2005                               8,200
    2006                               8,200
    2007                               8,200
    2008                               8,200
 Thereafter                           93,485
                                    --------

                                    $134,485
                                    ========

NOTE 5.           INCOME TAXES

                  At December 31, 2003, the difference between the operating loss carryforwards on a tax Company had federal and state tax net operating loss carryforwards of approximately $9,400,000. The basis and a book basis is due principally to differences in depreciation, amortization, and treatment of stock options. The federal carryforwards will begin to expire in 2009 and the state carryforwards will begin to expire in 2003.

                  The Company had a net deferred tax asset of $1,410,000 at December 31, 2003 primarily from net operating loss carryforwards. A valuation allowance was recorded to reduce the net deferred tax asset to zero.

NOTE 6.           STOCKHOLDERS' EQUITY TRANSACTIONS

                  COMMON STOCK

                  During the years ended December 31, 2003 and 2002, the Company issued 6,460,000 and 1,671,033 shares of common stock and 6,460,000 and 1,283,533 warrants to purchase common stock for cash consideration of $1,723,000 and $865,500, respectively. This is pursuant to the private placement offerings in 2003 and 2002. Using the Black-Scholes methodology, the warrants were valued at $1,467,925 and $429,543, respectively.

                  The Company issued 1,006,500 and 358,007 shares of common stock for services rendered, valued at $200,582 and $145,960 for the years ended December 31, 2003 and 2002, respectively.

                  The Company converted $485,000 of Debenture Notes Payable and $36,690 of accrued interest into 1,554,494 common shares of stock valued at $521,691 at the date of conversion during the year ended December 31, 2001. The holding period restriction on these shares lapsed on May 5, 2002.

                  SUBSCRIPTION RECEIVABLE-OFFICERS

                  Since its inception, the Company advanced funds periodically to an officer. Subscription Receivable-Officers represents officer's loans and accrued interest of $1,016,635 and $970,146 at December 31, 2003 and December 31, 2002,
                  respectively. The loans accrue interest using the average applicable monthly Federal Rates (AFRs).

                  The officer executed a note to the Company to evidence his obligation on account of his loans. Under the terms of the obligation, in repayment thereof, the officer will have the right, at any time on or before April 15, 2004, to transfer to the Company, at the then fair market value, shares of the Company's common stock. Any transfer not in full satisfaction of the obligation will first be applied to accrued interest and then to principal. No payments of interest or principal shall be due on account of the loans prior to April 15, 2004. Fair market value of the Company's shares shall be equal to the average between the bid and ask price in the market in which it is publicly-traded on the last date on which such trades occurred prior to the transfer of shares from the officer of the Company.

                  The Company recorded these subscription receivables as a contra-equity account in the Company's balance sheet in accordance with Staff Accounting Bulletin Topic 4G, with related interest income on these notes also being recorded in the Company's equity section.

                  STOCK ISSUED FOR LEGAL SERVICES

                  As of December 31, 2003, an unrelated third party engaged by the Company held 300,000 shares of common stock as payment for services rendered.

                  The initial agreement dated March 26, 2001, required 400,000 shares of stock to be issued at $0.30 per share for a value of $120,000 to be held as collateral in the event that the Company could not pay its legal bills. On June 30, 2002, this collateral agreement expired and has not been renewed. In March 2002, the law firm sold 100,000 shares and returned an additional 100,000 shares back to the Company. The Company received a credit for the entire amount of the sale proceeds. In September 2002, 100,000 additional shares were issued to the law firm due to the decline in stock value.

                  As of December 31, 2003 all stock issued to the law firm has been recorded as an expense for legal services. As of December 31, 2003 no outstanding balance was owed the law firm and the shares of common stock held as of December 31, 2003 remain as collateral for any future unpaid legal services.

                  STOCK OPTIONS AND WARRANTS

                  The Financial Accounting Standards Board has issued SFAS No. 123, which defines a fair value based method of accounting for an employee stock option and similar equity instruments and encourages all entities to adopt that method of accounting for all of their employee stock compensation plans. However, it also allows an entity to continue to measure compensation cost for those plans using the method of accounting prescribed by Accounting Principles Board Opinion No. 25 (APB 25).

                  Entities electing to remain with the accounting in APB 25 make proforma disclosures of net income (loss) and, if presented, earnings (loss) per share, as if the fair value based method of accounting defined in SFAS 123 had been adopted. The Company has elected to account for its stock-based compensation plans under APB 25.

                  An officer of the Company was granted options to acquire 1,200,000 shares at $0.10 per share, for services provided to the Company from its inception, 400,000 of which vested upon the execution of the employment agreement with the remaining balance vesting in four (4) equal annual installments of 200,000 each commencing January 1998.

                  The Company also issued another officer of the Company 1,000,000 options that will enable him to acquire shares of the Company's common stock exercisable at the price of $0.10 per share for services provided to the Company from its inception. These options will expire December 31, 2004 and vest 200,000 upon the execution of the agreement, with the remaining balance vesting in four (4) equal annual installments of 200,000 each, commencing January 1999. The options were fully vested as of December 31, 2002.

                  Pursuant to APB No. 25 compensation has been recognized based upon the difference of the fair value of the Company's stock at the grant date and the officers exercise price as follows:

                      Fair Value
Grant  # of Options  of Options at  Exercise   Additional
Date      Granted    Date of Grant   Price    Compensation
-----  ------------  -------------  --------  ------------
1997     2,200,000       $0.60       $0.10     1,100,000
1998             -           -           -             -

                  In connection with the Company issuing the options to the officers noted above, the Company recorded a deferred compensation charge of $1,100,000 reflected in the equity section. The deferred compensation is being amortized to expense over the vesting periods, and totaled $0 and $200,000 for the years ended December 31, 2003 and 2002, respectively.

                  On January 23, 2001, the Company issued incentive stock options to two officers to acquire 1,500,000 shares of common stock at $0.40 per share. These options expire on January 23, 2006 and vest 500,000 on January 23, 2001, 500,000 on January
                  23, 2002, 350,000 on January 23, 2003, and 150,000 on January
                  23, 2004.

                  On January 30, 2001, warrants granted during 1999 to acquire 100,000 shares of common stock at $1.50 per share were cancelled. The Company issued replacement warrants to acquire 250,000 shares at $0.33 per share.

                  During the quarter ended March 31, 2001, the Company issued warrants to acquire 550,000 shares of common stock at $0.44 per share pursuant to a consulting agreement. These warrants vest 275,000 on January 17, 2001, and 275,000 on January 17, 2002. Pursuant to FAS 123, consulting expense of $52,250 was recorded based on the fair value of the vested options granted during 2002 and 2002. This was charged against additional paid-in-capital as a fund raising expenditure.

                  On May 11, 2001, warrants granted for services during 2000 to acquire 25,000 shares of common stock at $1.50 per share were cancelled. The Company issued replacement warrants to acquire 100,000 shares at $0.35 per share. Pursuant to FAS 123, consulting expense of $87,650 was recorded based on the difference in value between the original warrants and the replacement warrants.

                  During the quarter ended June 30, 2001, the Company issued warrants to acquire 12,000 shares of common stock at $1.00 per share and 40,000 shares of common stock at $0.50 per share pursuant to consulting agreements. Of the warrants issued, 12,000 vest in twelve monthly installments of 1,000 commencing June 1, 2001, and the other 40,000 vest 20,000 on April 1, 2002 and 20,000 on April 1, 2003. Pursuant to FAS 123, consulting expense of $2,200 and $2,440 was recorded based on the fair value of the vested warrants granted for the years ended December 2003 and 2002, respectively.

                  During the quarter ended December 31, 2001, the Company issued warrants to acquire 237,500 shares of common stock at $0.50 per share pursuant to consulting agreements. Of the warrants issued, 150,000 vest in monthly installments of 6,250 commencing September 1, 2001 and 87,500 vest immediately. Pursuant to FAS 123, consulting expense of $8,000 and $12,000 was recorded and fundraising expenditures of $0 and $0 was charged against additional paid-in-capital based on the fair value of the vested options granted for the years ended December 31, 2003 and 2002, respectively.

                  During the year ended December 31, 2002, an officer of the Company was granted options to acquire 1,200,000 shares of common stock at $0.82 per share. The options vest in three equal annual installments beginning in April 2003.

                  A summary of the status of the Company's stock options and warrants as of December 31, 2003 and 2002, and changes during the years ending of those dates are presented below:

                                      2003                     2002
                              ---------------------   --------------------
                                           Weighted               Weighted
                                            Average               Average
                                           Exercise               Exercise
                                Shares       Price      Shares     Price
                              ----------   --------   ----------  --------
Options/warrants outstanding
   at beginning of year       10,552,062   $   0.63    7,681,029  $   0.69
Granted                        7,472,501       0.48    2,871,033      0.81
Exercised                       (920,000)     (0.40)           -         -
Expired                         (309,375)     (0.49)
Cancelled                              -          -            -         -
                              ----------   --------   ----------  --------

Options/warrants outstanding
   at end of year             16,795,188       0.58   10,552,062      0.63
                              ==========   ========   ==========  ========
Options/warrants exercisable
   at end of year             16,285,188               8,782,062
Weighted-average fair value
   of options granted during
   the year                                $   0.27               $   0.33

                  The following table summarizes information about stock options and warrants outstanding at December 31, 2003:

                        Weighted-Average
             Number       Remaining
Exercise   Outstanding  Contractual Life   Exercisable
 Price     at 12/31/03      (Years)         Warrants
--------  ------------  ----------------  ------------
 0.10         858,820        1.00             858,820
 0.20         500,000        2.00             500,000
 0.35         100,000        2.25             100,000
 0.40       4,335,000        3.65           4,225,000
 0.44         550,000        2.00             550,000
 0.45         920,000        4.88             920,000
 0.50       2,630,001        3.38           2,630,001
 0.60       2,212,501        4.11           2,212,501
 0.75         432,500        3.48             432,500
 0.82       1,200,000        3.29             800,000
 1.00       3,056,366        1.09           3,056,366
           ----------                      -----------

           16,795,188                      16,285,188
           ==========                      ==========

                  Had compensation cost of GeneLink, Inc.'s incentive stock options issued to officers been determined based on the fair value of options at the dates of award under the fair value method of SFAS 123, the Company's net loss and net loss per common share would have been reduced to the proforma amounts indicated below:

                                  2003        2002
                             -----------   -----------
Net loss:
   As reported               $(1,180,265)  $(1,470,264)
   Proforma                   (1,425,765)   (1,651,264)

Net loss per common share:
   As reported               $     (0.05)  $     (0.08)
   Proforma                        (0.06)        (0.09)

                  Significant assumptions used to calculate the fair value of all options issued for services are as follows:

Risk free interest rate of return                                          7%
Expected option life                                              4-5.5 yrs.
Expected dividends                                               $      0.00
Expected volatility                                                       50%

                  TREASURY STOCK

                  During the year ended December 31, 2002, 100,000 shares of common stock valued at $96,000 was returned to the Company and recorded as treasury stock. The stock was issued during 2001 for services rendered.

                  PRIVATE PLACEMENT OFFERING

                  In January 2001, GeneLink, Inc. commenced a private placement offering of up to 2 million units at a price of $0.50 per unit, under Rule 504 of Regulation D, which provides an exemption for limited offerings and sales of securities not exceeding $1,000,000. Each unit consists of one share of common stock and a warrant to acquire one share of common stock at an exercise price of $1.00 per share. The proceeds will be used for working capital and for research and development expenditures in connection with the development of a new product line.

                  In June 2001, GeneLink, Inc. commenced a private placement offering of up to 250,000 units at a price of $0.30 per unit, under Rule 506 of Regulation D. Each unit consists of one share of common stock and a warrant to acquire one share of common stock at an exercise price of $0.50 per share. The proceeds will be used for working capital and to fund research and development relating to a new product line. This was amended on August 21, 2001 to offer up to 500,000 units. On November 14, 2001, an amendment to the private placement offering increased the purchase price to $0.50 per unit, and the warrant exercise price to $1.00 per share. On December 18, 2001, an amendment included a total offering of 300,000 units at $0.625 per unit.

                  In September 2002, GeneLink, Inc. commenced a private placement offering of up to $1,000,000 of units at a price of $0.45 per unit, each unit consisting of 1 share of common stock and two warrants to acquire 1 share each of common stock, one warrant at an exercise price of $0.50 per share, and one warrant at an exercise price of $0.75 per share. These units are being offered pursuant to Regulation D of the Securities Act of 1933.

                  In January 2003, GeneLink, Inc. commenced a private placement offering of up to $1,000,000 of units at a price of $0.25 per unit, each unit consisting of 1 share of common stock and two warrants to acquire 1 share each of common stock, one warrant at an exercise price of $0.40 per share, and one warrant at an exercise price of $0.45 per share. These units are being offered pursuant to Regulation D of the Securities Act of 1933.

                  In July 2003, GeneLink, Inc. commenced a private placement offering of up to $500,000 of nits at a price of $0.20 per unit, each unit consisting of 1 share of common stock and a warrant to acquire 1 share of common stock at an exercise price of $0.40 per share. These units are being offered pursuant to Regulation D of the Securities Act of 1933.

                  In October 2003, GeneLink, Inc. commenced a private placement offering of up to $500,000 of units at a price of $0.40 per unit, each unit consisting of 1 share of common stock and a warrant to acquire 1 share of common stock at a exercise price of $0.60 per share. These units are being offered pursuant to Regulation D of the Securities Act of 1933.

NOTE 7.           NET LOSS PER SHARE

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

                                                           2003          2002
                                                        -----------   -----------
 Net loss                                               $(1,180,265)  $(1,470,264)

 Weighted average number of shares of common
     stock and common stock equivalents outstanding               -             -
 Weighted average number of common shares
     outstanding for computing basic earning per share   24,085,932    17,909,147
 Dilute effect of warrants and stock options after
     application of the treasury stock method                     -             -

 Weighted average number of common shares out-
     standing for computing diluted earnings per share   24,085,932    17,909,147
                                                        ===========   ===========

 Net loss per share - basic and diluted                 $     (0.05)  $     (0.08)
                                                        ===========   ===========

                  The following common stock equivalents are excluded from the earnings per share calculation as their effect would have been antidilutive:

                                                         Years Ended December 31
                                                        -------------------------
                                                            2003         2002
                                                        -----------   -----------
Warrants and stock options                              $16,795,188   $10,552,062
                                                        ===========   ===========

NOTE 8.           ADVERTISING

                  The Company expenses the production costs of advertising when incurred. Advertising expense was $49,190 and $86,400 for the years ended December 31, 2003 and 2002, respectively.

NOTE 9.           RENT

                  The Company leases its offices located in Margate, New Jersey at no cost from its officers other than maintenance and improvement costs.

NOTE 10.          RELATED PARTY TRANSACTIONS

                  On April 24, 2002, the Company entered into a Distribution Agreement with NuGenix, LLC ("NuGenix"), pursuant to which it granted NuGenix the right to distribute vitamin and nutritional supplement products and regimens developed utilizing the Company's proprietary genetic profiling technology (the "Products") in the direct selling market with North America. The Distribution Agreement grants to NuGenix an exclusive right through January 31, 2003 and a non-exclusive right for a period of five years thereafter to market and sell the Products within North America through the direct selling market. Revenues from NuGenix was $12,116 and $22,283 for the years ended December 31, 2003 and 2002, respectively.

                  In connection with entering into the Distribution Agreement, the Company has agreed to loan NuGenix $500,000 to fund NuGenix's operations, which was included in advances of $182,054 and $333,000 funded by the Company to NuGenix during the years ended December 31, 2003 and 2002, respectively. The loan is for a three-year term, accrues interest at the rate of six percent (6%) per year and grants the Company the right to convert the principal balance of the loan into an equity position in NuGenix. To secure NuGenix's obligations with respect to the loan, NuGenix has granted the Company a first priority security interest in all of its assets and the members of NuGenix have pledged their membership interests in NuGenix to the Company. NuGenix is entirely owned by DePhillipo

                  Family, LLC, which in turn is owned by the adult children of John R. DePhillipo, the Chief Executive Officer and President and a member of the Board of Directors of the Company.

                  In addition to the cash advanced of $182,054 and $333,000, the Company issued NuGenix 60,606 and 100,000 shares of Common Stock valued at $20,000 and $33,000 as part of the advances during the years ended December 31, 2003 and 2002, respectively.

                  As of December 31, 2002, NuGenix owed the Company $17,283 for kit sales and genetic testing. The Company reduced the balance due of the advances received under the $500,000 loan by these receivables during 2003. The Company also made several temporary advances to NuGenix during the year ended. The total advances to Nugenix were $181,132 and $393,437 for the years ended December 31, 2003 and 2002, respectively. These advances were written off as extraordinary items per Note 11.

                  The Company has an agreement with the UNTHSC through March 2006 for the storage of genetic material obtained using one of the Company's kits. Two (2) doctors associated with the UNTHSC own approximately 20,000 shares of the Company.

                  The Company has established protocols with the UNTHSC whereby the UNTHSC will receive a sample in an envelope enclosed with the kit, measure the quantity to assure that enough genetic material is present, analyze the sample to extract the DNA, freeze and store the material in the refrigerated area maintained by the UNTHSC making it available for future retrieval.

                  LOANS PAYABLE-AFFILIATES

                  The Company's unsecured long-term debt as of December 31, 2003 and 2002 consists of loans from various shareholders with no stated repayment terms.

                           2003      2002
                         --------  --------
Total obligations        $ 33,000  $ 53,000
   Less current portion         -         -

                         $ 33,000  $ 53,000
                         ========  ========

                  CONSULTING

                  The Company is dependent on the services of John DePhillipo, its Chairman and Chief Executive Officer and, accordingly, the Company entered into a five-year employment agreement dated February 24, 1998. As of December 31, 2002, $84,071 was owed to Mr. DePhillipo for compensation earned under the 1998 agreement. During 2003, Mr. DePhillipo reached an agreement with the Company and agreed to accept stock in lieu of the prior compensation due.

                  The Company entered into a new five-year employment agreement with John DePhillipo dated January 1, 2003. The initial base compensation is $275,000 for 2003. Each calendar year thereafter, the base shall increase by the greater of $25,000 or an amount determined by the Board. The agreement also calls for an annual bonus equal to ten percent (10%) of earnings of the Company in each calendar year in excess of $1,500,000. In addition, options to acquire $1,500,000 shares of the Company's common stock will be granted at an exercise price of $1.00 per share, vesting in five (5) equal annual installments commencing December 1, 2003.

                  The Company has entered into a consulting agreement with Dr. Ricciardi (shareholder and officer) dated February 24, 1998. The initial term of the agreement is five (5) years. As of December 31, 2003, $336,306 was owed to Dr. Ricciardi for services rendered under the consulting agreement. The Company is in the process of renewing its agreement with Dr. Ricciardi. A new agreement has not yet been signed.

NOTE 11.          EXTRAORDINARY ITEMS

                  During the years ended December 31, 2003 and 2002, the Company advanced to a related party (NuGenix) $182,054 and $393,437, respectively, of which a total of $500,000 is evidenced by a promissory note. The loan is for a three-year term, accrues interest at the rate of six percent (6%) per year and grants the Company the right to convert the principal balance of the loan into an equity position in NuGenix. Although the note does not mature until 2005, the Company's belief, after continuing reevaluation, is that NuGenix does not possess the ability to be able to repay the note or provide liquidity to convert its stock into cash. Therefore, management has determined that the additional advance should be written off in the current period.

                  The Company was involved in a trademark opposition regarding the use of its trademark GeneLink. In the case GeneLink v. LAB21, Civil Action No. 03cv1038 (D.NJ 2003), a settlement was reached pursuant to which the Company received a settlement payment.

NOTE 12.          GOING CONCERN

                  The Company's financial statements are prepared using generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company incurred an operating loss of $1,180,265 and $1,470,264 for the years ended December 31, 2003 and 2002, respectively. The Company reported a deficit of $7,368,924 and $6,188,659 as of December 31, 2003 and 2002, respectively. The Company has announced marketing plans to enhance sales and, as a result, management believes that they will be able to generate sufficient revenue and cash flow for the Company to continue as a going concern. Should the Company be unable to continue as a going concern, assets and liabilities would require restatement on a liquidation basis that would differ materially from the going concern basis.

NOTE 13.          SUBSEQUENT EVENT

                  On June 29, 2003, the Company issued to John DePhillipo 2,722,345 shares and Maria DePhillipo 723,530 shares in satisfaction of accrued and unpaid salary of $544,469 owed to John DePhillipo and $144,704 owed to Maria DePhillipo.

                  Effective March 24, 2004, the Board of Directors of the Company decided to provide additional compensation payable to John DePhillipo and Maria DePhillipo to reflect the desire of the Board to treat the shares issued June 29, 2003 to John DePhillipo not as an issuance in satisfaction of accrued and unpaid salary but as additional compensation.

                  To reflect the additional compensation granted, the Company will record $544,469 of additional compensation to John DePhillipo during March 2004.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         Effective on January 27, 2004, Siegal & Drossner, P.C. ("Siegal & Drossner") resigned as the principal accountant engaged to audit our financial statements. The resignation was due to the increased auditor requirements under the Sarbanes-Oxley Act of 2002 and the firm's ensuing decision not to continue performing the audit under these increased requirements. Siegal & Drossner performed the audit of our financial statements for the fiscal years ended December 31, 1998 through 2002. During these periods and the subsequent interim periods prior to their dismissal, there were no disagreements with us on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements, if not resolved to Siegal & Drossner's satisfaction, would have caused us to make reference to the subject matter of the disagreements in connection with Siegal & Drossner's reports, nor were there any "reportable events," as such term is defined in Item 304 (a) (1)
(v) of Regulation S-K, promulgated under the Securities Exchange Act of 1934, as amended ("Regulation S-K").

         The audit reports of our operation for the fiscal years ended December 31, 1998 through 2002 did not contain any adverse opinions, or disclaimers of opinion, or qualifications or modifications as to uncertainty, audit scope, or accounting principles. Pursuant to a letter dated January 27, 2004, Siegal & Drossner agreed with the statements made above.

         Effective on January 27, 2004, we engaged Buckno Lisicky & Company as our principal accountants to audit our financial statements. Prior to this engagement, we had not consulted with Buckno Lisicky & Company with respect to:
(i) the application of accounting principles to a specified transaction, either completed or proposed; (ii) the type of audit opinion that might be rendered on our financial statements; or (iii) any matter that was either the subject of a disagreement (as defined in Item 304(a)(1)(iv) of Regulation S-K) or a reportable event (as described in Item 304(a)(1)(v) of Regulation S-K).

         Our Board of Directors approved the change in accountants described herein.

ITEM 8A. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

         We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in its Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Management necessarily applies its judgment in assessing the costs and benefits of such controls and procedures, which, by their nature, can provide only reasonable assurance regarding management's control objectives.

         With the participation of management, our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the design and operation of our disclosure controls and procedures at the conclusion of the fiscal quarter ended December 31, 2003. Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective in ensuring that material information required to be disclosed is included in the reports that it files with the Securities and Exchange Commission.

Change In Internal Controls

         There were no significant changes in our internal controls or, to the knowledge of our management, in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation of its disclosure controls and procedures utilized to compile information included in this filing.

                                    PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS.

         Incorporated by reference is the information beginning after the caption "Election of Directors" contained in our definitive Proxy Statement to be filed no later than 120 days after the close of our fiscal year ended December 31, 2003 (the "2004 Proxy Statement").

Section 16(a) Beneficial Ownership Reporting Compliance.

         Based solely on our review of certain reports filed with the Securities and Exchange Commission pursuant to Section 16(a) of the Securities Exchange Act of 1934 (the "1934 Act"), as amended and written representations of the Company's officers and directors, we believe that all reports required to be filed pursuant to the 1934 Act with respect to transactions in our Common Stock through December 31, 2003 were filed on a timely basis.

Code of Ethics.

         We have adopted a code of conduct that applies to all employees, including our principal executive officer, principal financial officer, principal accounting officer or controller and persons performing similar functions. A copy of our code of conduct is attached as Exhibit 14 to this Annual Report.

ITEM 10. EXECUTIVE COMPENSATION

         Incorporated by reference is the information beginning after the caption "Executive Compensation" in our 2004 Proxy Statement.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         Incorporated by reference is the information beginning after the caption "Security Ownership of Certain Beneficial Owners and Management in our 2004 Proxy Statement.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         We have entered into a Distribution Agreement with NuGenix, LLC, to utilize our genetic profiling technology for nutritional products. NuGenix is a direct selling company with a large network of distributors who market direct-to-consumer customized nutritional and personal care products. NuGenix is entirely owned by DePhillipo Family, LLC, which in turn is owned by the adult children of John R. DePhillipo, our Chief Executive Officer and President and a member of our Board of Directors. In connection with the Distribution Agreement, we entered into a $500,000 loan facility with NuGenix. For a more detailed description of these transactions, please see note 10 to our audited financial statements attached to this Annual Report.

ITEM 13.

(a)      EXHIBITS, LIST AND REPORTS ON FORM 8-K

         (1) Financial Statements. The financial statements required to be filed are presented beginning on page 20.

         (2)      Exhibits. The following Exhibits have been filed pursuant to
                  Item 601 of Regulation S-B.

Exhibit Number                     Description
--------------                     -----------
14                        Code of Ethics

31.1                      Certification of Chief Executive Officer and Chief
                          Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley
                          Act of 2002.

(b)      REPORTS ON FORM 8-K

         An 8-K was filed on February 2, 2004 relating to a change in the Company's independent accountants.

                                   SIGNATURES

         In accordance with Section 12 of the Securities Exchange Act of 1934, the registrant caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         GENELINK, INC.
                                         Registrant

Date: March 29, 2003                     By:     /s/ John R. DePhillipo
                                             -----------------------------------
                                             John R. DePhillipo, Chairman, Chief
                                             Executive Officer and President

         In accordance with the Exchange Act this report has been signed below by the following persons on behalf of the registrant and in the capacities and the dates indicated.

            SIGNATURES                               CAPACITY                     DATE
            ----------                               --------                     ----
 /s/ John R. DePhillipo               Principal Executive Officer, Principal  March 29, 2003
------------------------------------  Financial Officer and Director
John R. DePhillipo
Chairman and Chief Executive Officer

/s/ Robert P. Ricciardi               Director                                March 29, 2003
------------------------------------
Robert P. Ricciardi