Form 10QSB
period 2004-03-31
GENELINK INC
filed 2004-05-14
CIK 941020

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                    QUARTERLY REPORT FOR THE QUARTERLY PERIOD
                              ENDED MARCH 31, 2004

                           COMMISSION FILE NO. 0-28077

                                 GENELINK, INC.
                 ----------------------------------------------
                 (Name of Small Business Issuer in its charter)

           PENNSYLVANIA                                   23-2795613
 ---------------------------------                 ------------------------
  (State or other jurisdiction of                      (I.R.S. Employer
   incorporation or organization                      Identification No.)


          100 S. Thurlow Street
           Margate, New Jersey                         08402
     ------------------------------                -------------
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

          Number of Shares of Common Stock
          Outstanding on May 6, 2004                  30,793,329

      Transitional Small Business Disclosure Format Yes     No   X
                                                        ---     ---

                                 GENELINK, INC.

                                                                                                  Page No.
PART I.   FINANCIAL INFORMATION

ITEM 1.   Financial Statements.

          Balance Sheets at March 31, 2004 (unaudited) and December 31, 2003                          3

          Statements of Operations for the three months ended March 31, 2004 and 2003                 4
          (unaudited)

          Statements of Cash Flows for the three months ended March 31, 2004 and 2003               5-6
          (unaudited)

          Notes to Financial Statements (unaudited)                                                 7-9

                                                                  GENELINK, INC.
                                                                  BALANCE SHEETS

                                                                                  (UNAUDITED)
                                                                                    MARCH 31,      DECEMBER 31,
                                                                                      2004             2003
ASSETS

    Cash and cash equivalents                                                     $   262,861      $   746,082
    Accounts receivable                                                                38,259           43,556
    Inventory                                                                          24,647           20,041
    Prepaid expenses                                                                  186,215          197,221
                                                                                  -----------      -----------
         Total current assets                                                         511,982        1,006,900

Property and equipment                                                                 88,140           70,435
Other assets                                                                          141,559          134,485
                                                                                  -----------      -----------
                                                                                  $   741,681      $ 1,211,820
                                                                                  ===========      ===========
LIABILITIES

    Accounts payable & accrued expenses                                           $    74,206      $    46,966
    Accrued payroll taxes                                                              73,234           55,094
                                                                                  -----------      -----------
         Total current liabilities                                                    147,440          102,060

Accrued compensation                                                                  457,383          336,306
Loans payable affiliates                                                                    0           33,000
                                                                                  -----------      -----------
                                                                                      604,823          471,366
                                                                                  -----------      -----------
STOCKHOLDERS' EQUITY (DEFICIT)

  Common stock, $.01 par value, 75,000,000 shares authorized, 31,124,999 and
  31,005,011 shares issued, 30,928,819 and 30,808,831 outstanding as of March
  31, 2004 and December 31, 2003, respectively                                        311,250          310,050
Treasury stock, 196,180 shares as of March 31, 2004 and December 31, 2003
                                                                                     (205,860)        (205,860)
Additional paid in capital                                                          7,289,641        6,774,021
Stock subscriptions receivable                                                     (1,028,934)      (1,016,635)
Stock warrants                                                                      2,265,002        2,247,802
Accumulated deficit                                                                (8,494,241)      (7,368,924)
                                                                                  -----------      -----------
                                                                                      136,858          740,454
                                                                                  -----------      -----------
                                                                                  $   741,681      $ 1,211,820
                                                                                  ===========      ===========

     THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE FINANCIAL STATEMENTS

                                                                  GENELINK, INC.
                                                        STATEMENTS OF OPERATIONS
                                                                     (UNAUDITED)

THREE MONTHS ENDED MARCH 31,                                      2004               2003
----------------------------                                      ----               ----
REVENUE                                                      $     25,208      $     16,300

COSTS OF GOODS SOLD                                                21,548            13,403
                                                               ----------        ----------
GROSS PROFIT                                                        3,660             2,897
                                                               ----------        ----------
EXPENSES

         Selling, general & administrative                        870,512           118,665
         Consulting                                               109,142            34,110
         Professional fees                                        114,989           143,610
         Advertising & promotion                                   28,910            11,784
         Amortization & depreciation                                5,424             3,703
                                                               ----------        ----------
                                                                1,128,977           311,872
                                                               ----------        ----------

NET LOSS BEFORE EXTRAORDINARY ITEM                             (1,125,317)         (308,975)

EXTRAORDINARY ITEM-WRITE-OFF OF ADVANCE TO RELATED PARTY                0            67,982
                                                               ----------        ----------
NET LOSS BEFORE PROVISION FOR INCOME TAXES                     (1,125,317)         (376,957)

PROVISION FOR INCOME TAXES                                              0                 0
                                                               ----------        ----------
NET LOSS                                                     $ (1,125,317)     $   (376,957)
                                                             ============      ============
NET LOSS PER SHARE, BASIC & DILUTED                          $      (0.04)     $      (0.02)
                                                             ============      ============
         Weighted average common shares and diluted
         potential common shares                               31,013,232        19,156,800
                                                             ============      ============


    THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE FINANCIAL STATEMENTS.

                                                                  GENELINK, INC.
                                                        STATEMENTS OF CASH FLOWS
                                                                     (UNAUDITED)

THREE MONTHS ENDED MARCH 31,                                       2004                2003
----------------------------                                       ----                ----
CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss                                                    $(1,125,317)     $  (376,957)
   Adjustments to reconcile net loss to net cash used in
     operating activities
     Depreciation and amortization                                   5,424            3,703
     Fair value of compensation related to vested options                0                0
     Common stock issued for services                               56,520            3,900
     Common stock issued to related party                                0           20,000
     Fair value of options granted for consulting services          17,200            3,000
     Changes in operating assets and liabilities
                  Accounts receivable                                5,297             (948)
                  Inventory                                         (4,606)             153
                  Prepaid expenses                                  11,006           19,400
                  Accounts payable & accrued expenses               27,240           54,986
                  Accrued payroll taxes                             18,140            7,993
                  Accrued compensation                             121,077           37,226
                                                               -----------      -----------
Net cash used in operating activities                             (868,019)        (227,544)
                                                               -----------      -----------
CASH FLOWS FROM INVESTING ACTIVITIES

   Capital expenditures                                            (20,530)          (6,990)
   Patent acquisition costs                                         (9,672)               0
                                                               -----------      -----------
Net cash used in investing activities                              (30,202)          (6,990)
                                                               -----------      -----------
CASH FLOWS FROM FINANCING ACTIVITIES

   Contribution of services by officer                             448,000                0
   Repayment of loan from affiliate                                (33,000)               0
   Proceeds relating to issuance of common stock                         0          230,000
                                                               -----------      -----------
Net cash provided by financing activities                      $   415,000      $   230,000
                                                               -----------      -----------



    THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE FINANCIAL STATEMENTS.

                                                                  GENELINK, INC.
                                                        STATEMENTS OF CASH FLOWS
                                                                     (UNAUDITED)

THREE MONTHS ENDED MARCH 31,                         2004            2003
----------------------------                         ----            ----
NET DECREASE IN CASH AND                           $(483,221)     $  (4,534)
  CASH EQUIVALENTS

Cash and cash equivalents, beginning of period       746,082         31,203
                                                   ---------      ---------
Cash and cash equivalents, end of period           $ 262,861      $  26,669
                                                   =========      =========

SUPPLEMENTARY CASH FLOW INFORMATION

  Income taxes paid                                        0              0
  Interest paid                                            0              0

NON-CASH FINANCING TRANSACTIONS:

  Accrued interest on subscriptions receivable        12,300         11,541
  Issuance of common stock for services               56,520         13,900
  Accrued interest on advance to related party             0          6,172
  Issuance of common stock to related party                0         20,000


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

  .                                    BUSINESS DESCRIPTION

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

                                                                  GENELINK, INC.
                                           NOTES TO INTERIM FINANCIAL STATEMENTS

  2 - BASIS OF
      PRESENTATION

                                       The accompanying unaudited financial
                                       statements have been prepared by the
                                       Company in accordance with the
                                       instructions to Form 10-Q and Article 10 of Regulation S-X relating to interim financial statements. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the financial statements and notes thereto included in the Annual Report on Form 10-K of GeneLink, Inc. for the year ended December 31, 2003.

                                       In the opinion of management, all
                                       adjustments (consisting of normal
                                       recurring accruals) necessary to present fairly the information set forth in the accompanying financial statements have been included. The results reported in these financial statements for the three-month period ended March 31, 2004 should not be regarded as necessarily indicative of results that may be expected for the year ended December 31, 2004.

  3 - SHAREHOLDERS'                A.  COMMON STOCK
      EQUITY                           The Company issued 120,000
      TRANSACTIONS                     shares of common stock for consulting
                                       services valued at $56,520 for the three months ended March 31, 2004.

                                   B.  STOCK OPTIONS AND WARRANTS

                                       During the quarter ended March 31, 2004
                                       the Company issued 40,000 options to
                                       purchase common stock for consulting
                                       services, valued at $17,200.


 4 -  TRANSACTIONS                     On June 29, 2003, the Company issued to
      WITH RELATED                     John DePhillipo 2,722,345 shares and
      PARTIES                          Maria DePhillipo 723,530 shares in
                                       satisfaction of accrued and unpaid
                                       salary of $544,469 owed to John
                                       DePhillipo and $144,704 owed to Maria
                                       DePhillipo. Effective March 24, 2004,
                                       the Board of Directors of the Company
                                       decided to provide additional
                                       compensation payable to John DePhillipo
                                       and Maria DePhillipo to reflect the
                                       desire of the Board to treat the shares
                                       issued June 29, 2003 to John DePhillipo
                                       not as an issuance in satisfaction of
                                       accrued and unpaid salary, but as
                                       additional compensation. To reflect the
                                       additional compensation granted, the
                                       Company recorded $544,469 of additional
                                       compensation to John DePhillipo during
                                       March 2004.

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

         Operating results for the three-month period ended March 31, 2004 are not necessarily indicative of the results that may be expected for the full fiscal year.

LIQUIDITY AND CAPITAL RESOURCES

         For the three-month period ended March 31, 2004, the Company's primary liquidity requirements have been the implementation and funding of its sales and marketing efforts in the nutragenetics and dermagenetics fields, the payment of compensation to officers and other employees and the payment of accounts payable. In the first three months of 2004, the Company did not raise any funds.

         Cash and cash equivalents at March 31, 2004 amounted to $262,801 as compared to $746,082 at December 31, 2003, a decrease of $483,221. During the first three months of 2004, the Company's operating activities utilized $868,019, as compared to $227,544 for the first three months of 2003, an increase of $640,475, primarily resulting from increased compensation expenses to the Company's officers in connection with the issuance of common stock to an officer in June 2003. Cash utilized during these periods resulted from Company's net losses for such periods.

         Investing activities utilized $30,202 for the three months ended March 31, 2004 as compared to utilizing $6,990 for the three months ended March 31, 2003, an increase of $23,212. Financing activities provided $415,000 for the three month period ended March 31, 2004 as compared to $230,000 for the three months ended March 31, 2003, an increase of $185,000. Financing activities in the three months ended March 31, 2004 resulted from the contribution of services by an officer of the Company.

         The Company will require approximately $1,000,000 to implement its sales and marketing strategy for the balance of 2004 and to fund its research and development efforts for the balance of 2004. The Company intends to raise funds through a private placement of securities. Unless the Company can increase its revenues and increase its stock price, it is unlikely that the Company will be able to secure such financing. If the Company is not able to secure such additional required capital, it will continue to realize negative cash flow and losses and it is unlikely that it will be able to continue operations.

COMPARISON OF THREE MONTHS ENDED MARCH 31, 2003 TO THREE MONTHS ENDED MARCH 31, 2002

FINANCIAL CONDITION

         Assets of the Company decreased from $1,211,820 at December 31, 2003 to $741,681 at March 31, 2004, a decrease of $470,139. This decrease was primarily due to a decrease in cash from $746,082 at December 31, 2003 to $262,861 at March 31, 2004, a decrease of $483,221, as cash was utilized to pay operating expenses of the Company.

         Liabilities of the Company increased from $471,366 at December 31, 2003 to $604,823 at March 31, 2004, an increase of $133,457. This increase was primarily due to an increase of accrued compensation from $336,306 at December 31, 2003 to $457,383 at March 31, 2004, an increase of $121,077, relating to the treatment of shares issued to an officer in June 2003.

CURRENT YEAR PERFORMANCE AND EARNINGS OUTLOOK

         Revenues. Total revenues for the three months ended March 31, 2004 were $25,208 as compared to $16,300 for the three months ended March 31, 2003, an increase of $8,908, primarily resulting from the Company realizing additional revenues from its nutragenetics and dermagenetics business.

         Expenses. Total expenses for the three months ended March 31, 2004 were $1,128,977 as compared to $311,872 for the three months ended March 31, 2003, an increase of $817,105, primarily resulting from an increase in selling, general and administrative expenses from $118,665 for the three months ended March 31, 2003 to $870,512 for the three months ended March 31, 2004, an increase of $751,847, as the Company recognized $544,469 of additional compensation to an officer in March 2004 relating to stock granted in June 2003, and an increase in consulting expenses from $34,110 for the three months ended March 31, 2003 to $109,142 to the three months ended March 31, 2004, an increase of $75,032.

         Losses. The Company incurred a loss of $1,125,317 prior to extraordinary items for the three months ended March 31, 2004 as compared to a loss of $308,975 prior to extraordinary items for the three months ended March 31, 2003, an increase of $816,342. This increase in the amount of losses incurred is primarily due to increased expenses of $817,105.

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

PART II. OTHER INFORMATION

Item 6.    Exhibits and Reports on Form 8-K.

           (a)    Exhibit No.

                  31. Certificate of the Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

                  32. Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

           (b)    Reports on Form 8-K

                  (1) On February 2, 2004, the Company filed a Current Report on Form 8-K relating to the change in the Company's certifying accountants.

                                   * * * * * *

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 GENELINK, INC.
                                  (Registrant)

Date:  May 12, 2004                         By:        /s/ John R. DePhillipo
                                                --------------------------------
                                                 John R. DePhillipo, Chief
                                                 Executive Officer and
                                                 Chief Financial Officer