Form 10QSB
period 2004-06-30
GENELINK INC
filed 2004-08-13
CIK 941020

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                    QUARTERLY REPORT FOR THE QUARTERLY PERIOD
                               ENDED JUNE 30, 2004

                           COMMISSION FILE NO. 0-28077

                                 GENELINK, INC.
                  --------------------------------------------
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

            Number of Shares of Common Stock
            Outstanding on August 3, 2003                     30,868,329
                                                              ----------

      Transitional Small Business Disclosure Format     Yes [ ] No [X]

PART I.     FINANCIAL INFORMATION

ITEM 1.     Financial Statements.                                               Page
            Balance Sheets at June 30, 2004(unaudited) and December 31, 2003      3

            Statements of Income for the three months and six months ended
            June 30, 2004 and 2003 (unaudited)                                    4

            Statements of Cash Flows for the six months ended June 30, 2004
            and 2003 (unaudited)                                                5-6

            Notes to Interim Financial Statements                               7-9

                                                                  GENELINK, INC.
                                                                  BALANCE SHEETS

                                                                                 (UNAUDITED)
                                                                                JUNE 30, 2004     DECEMBER 31, 2003
                                                                                -------------     -----------------
ASSETS
    Cash and cash equivalents                                                    $    10,597         $   746,082
    Accounts receivable                                                               69,615              43,556
    Inventory                                                                         24,647              20,041
    Prepaid expenses                                                                 124,489             197,221
                                                                                 -----------         -----------
         Total current assets                                                        229,348           1,006,900

Property and equipment                                                                98,528              70,435
Other assets                                                                         187,149             134,485
                                                                                 -----------         -----------
                                                                                     515,025         $ 1,211,820
                                                                                 ===========         ===========
LIABILITIES
    Accounts payable & accrued expenses                                          $   116,041         $    46,966
    Accrued payroll taxes                                                             18,440              55,094
                                                                                 -----------         -----------
         Total current liabilities                                                   134,481             102,060

Accrued compensation                                                                 384,622             336,306
Loans payable - affiliates                                                            32,812              33,000
                                                                                 -----------         -----------
                                                                                     551,915             471,366
                                                                                 -----------         -----------
STOCKHOLDERS' EQUITY (DEFICIT)
  Common stock, $.01 par value, 75,000,000 shares authorized, 31,124,999 and
  31,005,011 shares issued, 30,718,829 and 30,808,831 outstanding as of June
  30, 2004 and December 31, 2003, respectively                                       311,250             310,050
Treasury stock, 406,170 and 196,180 shares as of June 30, 2004 and December
  31, 2003, respectively                                                            (315,055)           (205,860)
Additional paid in capital                                                         6,510,370           6,774,021
Stock subscriptions receivable                                                             0          (1,016,635)
Stock warrants                                                                     2,283,752           2,247,802
Accumulated deficit                                                               (8,827,207)         (7,368,924)
                                                                                 -----------         -----------
                                                                                     (36,890)            740,454
                                                                                 -----------         -----------
                                                                                 $   515,025         $ 1,211,820
                                                                                 ===========         ===========

     THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE FINANCIAL STATEMENTS

                                                                  GENELINK, INC.
                                                        STATEMENTS OF OPERATIONS
                                                                     (UNAUDITED)

                                                                  FOR THE           FOR THE           FOR THE           FOR THE
                                                                THREE MONTHS      THREE MONTHS      SIX MONTHS        SIX MONTHS
                                                                   ENDED             ENDED             ENDED             ENDED
                                                               JUNE 30, 2004     JUNE 30, 2003     JUNE 30, 2004     JUNE 30, 2003
                                                               -------------     -------------     -------------     -------------
REVENUE                                                         $     73,193     $      26,736      $     98,401      $     43,036
COST OF GOODS SOLD                                                    33,429            13,917            54,976            27,320
                                                                ------------     -------------      ------------      ------------
GROSS PROFIT                                                          39,764            12,819            43,425            15,716
                                                                ------------     -------------      ------------      ------------
EXPENSES
         Selling, general and administrative                         228,348           286,587         1,106,059           405,252
         Consulting                                                   89,625            75,555           198,767           109,665
         Professional fees                                            40,780           110,357           148,570           253,967
         Advertising and promotion                                     7,619            13,501            36,529            25,285
         Amortization and depreciation                                 6,359             5,009            11,783             8,712
                                                                ------------     -------------      ------------      ------------
                                                                     372,731           491,009         1,501,708           802,881
                                                                ------------     -------------      ------------      ------------
NET LOSS BEFORE EXTRAORDINARY ITEM                                  (332,967)         (478,190)       (1,458,283)         (787,165)

EXTRAORDINARY ITEM - WRITE OFF ADVANCE TO RELATED PARTY
                                                                           0            61,870                 0           129,852
                                                                ------------     -------------      ------------      ------------
NET LOSS BEFORE PROVISION FOR
INCOME TAXES                                                        (332,967)         (540,060)       (1,458,283)         (917,017)

PROVISIONS FOR INCOME TAXES                                                0                 0                 0                 0
                                                                ------------     -------------      ------------      ------------
NET LOSS                                                        $   (332,967)    $    (540,060)     $ (1,458,283)     $   (917,017)
                                                                ============     =============      ============      ============
NET LOSS PER SHARE BASIC AND DILUTED                            $      (0.01)    $       (0.03)     $      (0.05)     $      (0.05)
                                                                ============     =============      ============      ============

Weighted average common shares and diluted potential
common shares                                                     31,124,999        20,942,609        31,043,232        19,711,669
                                                                ------------     -------------      ------------      ------------

     THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE FINANCIAL STATEMENTS

                                                                  GENELINK, INC.
                                                        STATEMENTS OF CASH FLOWS
                                                                     (UNAUDITED)

SIX MONTHS ENDED JUNE 30                                      2004           2003
------------------------                                      ----           ----
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                   $(1,458,283)   $  (917,017)
Adjustments to reconcile net loss
   to net cash used by operating activities
   Depreciation and amortization                                11,783          8,712
   Fair value of compensation related to vested options          1,563              0
   Common stock issued for services                            100,070        745,456
   Common stock issued to related party                              0         20,000
   Fair value of options granted for consulting services        17,200          8,200
   Changes in operating assets and liabilities
         Accounts receivable                                   (26,059)        (5,935)
         Inventory                                              (4,606)         3,461
         Prepaid expenses                                       72,732         30,808
         Accounts payable and accrued expenses                  69,075        142,951
         Accrued payroll taxes                                 (36,654)         2,226
         Deposits                                               (4,375)             0
         Accrued compensation                                  145,235        (40,148)
                                                           -----------    -----------
Net cash used by operating activities                       (1,112,319)        (1,286)
                                                           -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES
   Capital expenditures                                        (33,960)       (11,640)
   Advance to related party                                    (54,206)             0
                                                           -----------    -----------
Net cash used by investing activities                          (88,166)       (11,640)
                                                           -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES
   Contribution of services by officer                         448,000              0
   Reduction of paid in capital                                      0       (448,000)
   Proceeds relating to issuance of common stock (net)               0        448,000
   Proceeds from note payable                                   31,250              0
   Proceeds from issuance of warrants                           18,750              0
   Repayment of loan payable                                   (33,000)             0
                                                           -----------    -----------
Net cash provided by financing activities                  $   465,000    $         0
                                                           -----------    -----------

     THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE FINANCIAL STATEMENTS

                                                                  GENELINK, INC.
                                                        STATEMENTS OF CASH FLOWS
                                                                     (UNAUDITED)

SIX MONTHS ENDED JUNE 30                              2004          2003
------------------------                              ----          ----
NET DECREASE IN CASH AND CASH EQUIVALENTS          $ (735,485)   $  (12,926)

Cash and cash equivalents beginning of period         746,082        31,203
                                                   ----------    ----------
Cash and cash equivalents end of period            $   10,597    $   18,277
                                                   ----------    ----------
SUPPLEMENTAL CASH FLOW INFORMATION

   Income taxes paid                                        0             0
   Interest paid                                            0             0

NON-CASH FINANCING TRANSACTIONS:
    Accrued interest on subscriptions receivable       12,300        22,816
    Issuance of common stock for services              56,520       745,456
    Accrued interest on advance to related party            0        13,135
    Issuance of common stock to related party               0        20,000
    Reduction of paid in capital                      779,271             0
    Repayment of subscription receivable            1,028,934             0
    Purchase of treasury stock                        109,195             0
    Payment of accrued computation                     96,919             0

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

The Company has developed a patented DNA Collection Kit(R) for the collection of DNA specimens of its clients. The DNA will be stored for 75-year intervals. Upon a client's request, and upon the payment of a retrieval fee, the stored DNA specimen can be retrieved and sent to a laboratory for testing.

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

In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary to present fairly the information set forth in the accompanying financial statements have been included. The results reported in these financial statements for the six-month period ended June 30, 2004 should not be regarded as necessarily indicative of results that may be expected for the year ended December 31, 2004.

3 - SHAREHOLDERS' EQUITY TRANSACTIONS

A. COMMON STOCK

The Company issued 120,000 shares of common stock for consulting services valued at $56,520 for the six months ended June 30, 2004.

B. STOCK OPTIONS AND WARRANTS

During the six months ended June 30, 2004, the Company issued 40,000 options to purchase common stock for consulting services, valued at $17,200.

4 - NOTE PAYABLE

On June 17, 2004, a shareholder loaned the Company $50,000. The note matures on December 16, 2004 with interest accruing at 6% per annum. In connection with the note, the Company granted 100,000 warrants to the shareholder, with an exercise price of $.25 per share. Total funds received of $50,000 were allocated $18,750 to the warrants and $31,250 to the note. The fair value of the warrants of $30,000 at the time of issuance, which was determined using the Black-Scholes option-pricing model, was recorded as additional-paid-in-capital and reduced the

                                                                  GENELINK, INC.
                                           NOTES TO INTERIM FINANCIAL STATEMENTS

carrying value of the note. The discount on the note is being amortized to interest expense over the term of the note.

5- TRANSACTIONS WITH RELATED PARTIES

On June 29, 2003, the Company issued to John DePhillipo, the Chief Executive Officer and President of the Company, 2,722,345 shares and to Maria DePhillipo, the spouse of John DePhillipo, 723,530 shares in satisfaction of accrued and unpaid salary of $544,469 owed to John DePhillipo and $144,704 owed to Maria DePhillipo. Effective March 24, 2004, the Board of Directors of the Company decided to provide additional compensation payable to John DePhillipo and Maria DePhillipo to reflect the desire of the Board to treat the shares issued June 29, 2003 to John DePhillipo not as an issuance in satisfaction of accrued and unpaid salary, but as additional compensation. To reflect the additional compensation granted, the Company recorded $544,469 of additional compensation to John DePhillipo during March 2004.

On April 13, 2004, John DePhillipo repaid his advances from the Company of $1,028,935. Of that amount, interest accrued of $331,271 on the advances was forgiven by the Company. Additionally, compensation of $544,919 owed to John DePhillipo, and $43,550 owed to Maria DePhillipo was offset against the advances. John DePhillipo transferred 209,990 shares valued at $.52 per share in repayment of the $109,195 remaining balance.

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

Operating results for the six-month period ended June 30, 2004 are not necessarily indicative of the results that may be expected for the full fiscal year.

LIQUIDITY AND CAPITAL RESOURCES

For the six month period ended June 30, 2004, the Company's primary liquidity requirements have been the funding of its sales and marketing efforts, the funding of its research and development efforts, the payment of compensation to officers and other employees and the payment of accounts payable.

Cash and cash equivalents at June 30, 2004 amounted to $10,597 as compared to $746,082 at December 31, 2003, a decrease of $735,485. During the first six months of 2004, the Company's operating activities utilized $1,252,789, as compared to $1,286 for the first six months of 2003. Cash utilized during the six month period ended June 30, 2004 funded the losses for such period.

The Company will require approximately $1,000,000 in 2004 to fund research and development expenses, for working capital and to pay accounts payable. The Company intends to raise funds through private placements of securities. Unless the Company can increase its revenues and increase its stock price, it is unlikely that the Company will be able to secure such financing. If the Company is not able to secure such additional required capital, it will continue to realize negative cash flow and losses and may not be able to continue operations.

COMPARISON OF SIX MONTHS ENDED JUNE 30, 2004 TO SIX MONTHS ENDED JUNE 30, 2003

FINANCIAL CONDITION

Assets of the Company decreased from $1,211,820 at December 31, 2003 to $515,025 at June 30, 2004, an decrease of $696,795. This decrease was primarily due to a decrease in cash from $746,082 at December 31, 2003 to $10,597 at June 30, 2004, a decrease of $735,485, and a decrease in prepaid expenses from $197,221 at December 31, 2003 to $124,489 at June 30, 2004, a decrease of $72,732.

Liabilities increased from $471,366 at December 31, 2003 to $551,915 at June 30, 2004, an increase of $80,549. This increase was primarily due to an increase in accounts payable and accrued expenses from $49,966 at December 31, 2003 to $116,041 at June 30, 2004, an increase of $69,075.

CURRENT YEAR PERFORMANCE AND EARNINGS OUTLOOK

Revenues. The total revenues for the six months ended June 30, 2004 were $98,401 as compared to $43,036 for the six months ended June 30, 2003, an increase of $59,365, or 129%, as the Company continued to realize revenues from its nutragenetics and dermagenetics business.

Expenses. Total expenses for the six months ended June 30, 2004 were $1,501,708 as compared to $802,881 for the six months ended June 30, 2003, an increase of $698,827, or 87%, primarily resulting from the increase in selling general and administrative expenses from $405,252 for the six months ended June 30, 2003 to $1,106,059 for the six months ended June 30, 2004, an increase of $700,807 principally relating to the one-time stock bonus of $544,469 to an officer of the Company, and an increase in consulting expenses from $109,665 for the six months ended June 30, 2003 to $198,767 for the six months ended June 30, 2004, as partially offset by a decrease in professional fees from $253,967 for the six months ended June 30, 2003 to $148,570 for the six months ended June 30, 2004.

Losses. The Company incurred a loss before extraordinary items of $1,458,283 for the six months ended June 30, 2004 as compared to a loss of $787,165 for the six months ended June 30, 2003, an increase of $671,118. This increase in the amount of losses incurred is primarily due to the $698,827 increase in expenses including one-time stock bonus of $544,469 to an officer of the Company, incurred by the Company during the six months ended June 30, 2004.

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

ITEM 3. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in its Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Management necessarily applies its judgment in assessing the costs and benefits of such controls and procedures, which, by theirt nature, can provide only reasonable assurance regarding management's control objectives.

With the participation of management, the Company's Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures at the conclusion of the fiscal quarter ended June 30, 2004. Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective in ensuring that material information required to be disclosed is included in the reports that it files with the Securities and Exchange Commission.

Change In Internal Controls

There were no significant changes in the Company's internal control or, to the knowledge of management, in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation of its disclosure controls and procedures utilized to compile information included in this filing.

PART II.    OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

      The 2004 Annual Meeting of Shareholders of the Company was held on June 1, 2004.

      At this meeting, the shareholders voted on the election of two directors to hold office until the Annual Meeting of Shareholders in 2004 and until their respective successors are duly elected and qualified.

      Votes were cast for the election of directors as follows, each of whom continued in office after the meeting:

      Nominee                Votes For          Votes Withheld
      -------                ---------          --------------
John R. DePhillipo          21,042,953             108,300
Robert P. Ricciardi         21,040,953             111,200

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

                                        GENELINK, INC.
                                        (Registrant)

Date: August 12, 2004                   By: /s/ John R. DePhillipo
                                            ------------------------------------
                                            John R. DePhillipo, Chief
                                            Executive Officer and President