Form 10QSB
period 2004-09-30
GENELINK INC
filed 2004-11-12
CIK 941020

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                    QUARTERLY REPORT FOR THE QUARTERLY PERIOD
                            ENDED SEPTEMBER 30, 2004

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

            Number of Shares of Common Stock
              Outstanding on November 1, 2004             30,940,329

      Transitional Small Business Disclosure Format   Yes [ ]   No  [X]

                                 GENELINK, INC.

PART I.     FINANCIAL INFORMATION

ITEM 1.     Financial Statements.

            Balance Sheets at September 30, 2004 (unaudited) and December 31, 2003   3

            Statements of Operations for the three months and nine months ended
              September 30, 2004 and 2003 (unaudited)                               4-5

            Statements of Cash Flows for the nine months ended September 30, 2004
              and 2003 (unaudited)                                                  6-7

            Notes to Financial Statements                                           8-10


                                 GENELINK, INC.
                                 BALANCE SHEETS

                                                   (UNAUDITED)
                                               SEPTEMBER 30, 2004     DECEMBER 31, 2003
                                               ------------------     -----------------
ASSETS
Cash                                               $     2,933          $   746,082
Accounts receivable                                    173,643               43,556
Inventory                                               21,230               20,041
Prepaid expenses                                        88,995              197,221
                                                   -----------          -----------
      Total current assets                             286,801            1,006,900

Property and equipment                                  97,347               70,435
Other assets                                           183,317              134,485
                                                   -----------          -----------
                                                   $   567,465          $ 1,211,820
                                                   ===========          ===========
LIABILITIES

Accounts payable and accrued expenses              $   131,550          $    46,966
Accrued payroll taxes                                   15,265               55,094
                                                   -----------          -----------
      Total current liabilities                        146,815              102,060

Accrued compensation                                   433,779              336,306
Loans payable                                          143,691               33,000
                                                   -----------          -----------
                                                       724,285              471,366
                                                   -----------          -----------
STOCKHOLDERS' EQUITY (DEFICIT)
Common stock, $.01 par value,
  75,000,000 shares authorized
  31,271,999 and 31,005,011 shares
  issued, 30,865,829 and 30,808,831
  outstanding as of September 30,
  2004 and December 31, 2003, respectively             312,720              310,050
Treasury stock, 406,170 and196,180 shares
  as of September 30, 2004 and
  December 31, 2003, respectively                     (315,055)            (205,860)
Additional paid-in capital                           6,579,407            6,774,021
Stock subscriptions receivable                               0           (1,016,635)
Stock warrants                                       2,272,422            2,247,802
Accumulated deficit                                 (9,006,314)          (7,368,924)
                                                   -----------          -----------
                                                      (156,820)            (740,454)
                                                   -----------          -----------
                                                   $   567,465          $ 1,211,820
                                                   ===========          ===========

     The accompanying notes are an integral part of the financial statements

                                 GENELINK, INC.
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

THREE MONTHS ENDED SEPTEMBER 30,                     2004             2003
                                                 -----------      -----------
REVENUE                                          $   157,054      $    22,717
COST OF GOODS SOLD                                    15,871            8,949
                                                 -----------      -----------
GROSS PROFIT                                         141,183           13,768
                                                 -----------      -----------
EXPENSES
      Selling, general and administrative            178,514          157,429
      Consulting                                      85,716           43,565
      Professional fees                               25,230           47,466
      Advertising and promotion                       24,472            7,898
      Amortization and depreciation                    6,359            5,059
                                                 -----------      -----------
                                                     320,291          261,417
                                                 -----------      -----------
NET LOSS BEFORE EXTRAORDINARY ITEM                  (179,108)        (247,649)

EXTRAORDINARY ITEM - WRITE-OFF OF
  ADVANCES TO RELATED PARTY                                0            7,889
                                                 -----------      -----------
NET LOSS BEFORE PROVISION FOR
  INCOME TAXES                                      (179,108)        (255,538)

PROVISIONS FOR INCOME TAXES                                0                0
                                                 -----------      -----------
NET LOSS                                         $  (179,108)     $  (255,538)
                                                 ===========      ===========
NET LOSS PER SHARE BASIC AND DILUTED             $     (0.01)     $     (0.01)
                                                 ===========      ===========
Weighted average common shares and
  diluted potential common shares                 31,208,466       26,288,644
                                                 ===========      ===========

   The accompanying notes are an integral part of the financial statements.

                                 GENELINK, INC.
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

NINE MONTHS ENDED SEPTEMBER 30,                      2004              2003
                                                 ------------      ------------
REVENUE                                          $    254,705      $     65,753
COST OF GOODS SOLD                                     70,847            36,269
                                                 ------------      ------------
GROSS PROFIT                                          183,858            29,484
                                                 ------------      ------------
EXPENSES
      Selling, general and administrative           1,283,823           562,680
      Consulting                                      284,482           153,229
      Professional fees                               173,800           301,433
      Advertising and promotion                        61,001            33,184
      Amortization and depreciation                    18,142            13,771
                                                 ------------      ------------
                                                    1,821,248         1,064,297
                                                 ------------      ------------
NET LOSS BEFORE EXTRAORDINARY
  ITEM                                             (1,637,390)       (1,034,813)

EXTRAORDINARY ITEM- WRITE-OFF OF
  ADVANCE TO RELATED PARTY                                  0           137,741
                                                 ------------      ------------
NET LOSS BEFORE PROVISION FOR
  INCOME TAXES                                     (1,637,390)       (1,172,554)

PROVISION FOR INCOME TAXES                                  0                 0
                                                 ------------      ------------
NET LOSS                                         $ (1,637,390)     $ (1,172,554)
                                                 ============      ============
NET LOSS PER SHARE BASIC AND DILUTED             $      (0.05)     $      (0.06)
                                                 ============      ============
Weighted average common shares and
  diluted potential common shares                  31,094,099        21,503,048
                                                 ============      ============


    The accompanying notes are an integral part of the financial statements.

                                 GENELINK, INC.
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

NINE MONTHS ENDED SEPTEMBER 30,                               2004             2003
                                                          -----------      -----------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                  $(1,637,390)     $(1,172,554)
Adjustments to reconcile net loss to net
  cash used by operating activities
Depreciation and amortization                                  18,142           13,771
Fair value of compensation related to vested options           21,747                0
Common stock issued for services                              145,640          828,856
Common stock issued to related party                                0           20,000
Fair value of options granted for services                     19,750           55,700
Changes in operating assets and liabilities
  Accounts receivable                                        (130,087)         (31,243)
  Inventory                                                    (1,189)           4,406
  Prepaid expenses                                            108,226           11,025
  Deposits                                                     (8,750)               0
  Accounts payable and accrued expenses                        84,584           47,108
  Accrued payroll taxes                                       (39,829)          32,216
  Deferred revenue                                                  0           14,985
  Accrued compensation                                        194,392          (18,186)
                                                          -----------      -----------
Net cash used by operating activities                      (1,224,764)        (193,916)
                                                          -----------      -----------
CASH FLOWS FROM INVESTING ACTIVITIES
  Advance to officer                                                0          (31,587)
  Capital expenditures                                        (35,816)         (29,345)
  Advance to related party                                    (49,319)               0
                                                          -----------      -----------
Net cash used by investing activities                         (85,135)         (60,932)
                                                          -----------      -----------
CASH FLOWS FROM FINANCING ACTIVITIES
  Contribution of services by officer                         448,000                0
  Reduction of paid in capital                                      0         (448,000)
  Proceeds relating to issuance of common stock (net)               0          759,500
  Proceeds from note payable                                  121,943                0
  Proceeds from issuance of warrants                           53,057                0
  Repayment of loans payable                                  (33,000)         (10,000)
  Common stock issued for fundraising                         (23,250)               0
                                                          -----------      -----------
Net cash provided by financing activities                     566,750          301,500
                                                          -----------      -----------

    The accompanying notes are an integral part of the financial statements.

                                 GENELINK, INC.
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

NINE MONTHS ENDED SEPTEMBER 30,                        2004          2003
                                                   -----------      --------
NET INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS                                    (743,149)       46,652

Cash and cash equivalents, beginning of period         746,082        31,203
                                                   -----------      --------
Cash and cash equivalents, end of period           $     2,933      $ 77,855
                                                   -----------      --------
SUPPLEMENTARY CASH FLOW INFORMATION
  Income taxes paid                                          0             0
  Interest paid                                              0             0

NON-CASH FINANCING TRANSACTIONS
  Accrued interest on subscriptions receivable          12,300        33,886
  Issuance of common stock for services                145,640       828,856
  Accrued interest on advance to related party               0        21,024
  Issuance of common stock to related party                  0        20,000
  Reduction of paid in capital                         779,271             0
  Repayment of subscription receivable               1,028,934             0
  Purchase of treasury stock                           109,195             0
  Stock option granted for services                     19,750        45,500
  Payment of accrued compensation                       96,919             0


    The accompanying notes are an integral part of the financial statements.

                                                                  GENELINK, INC.
                                           NOTES TO INTERIM FINANCIAL STATEMENTS
================================================================================

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

                     The Company has created proprietary methodology for SNP (single nucleotide polymorphism) based on nutragenetic(R) and dermagenetic(R) profiling. These profiles (patents pending) provide a means of predicting an individual's inherent genetic capacity to combat oxidative stress and other important selected areas of physiological health. These profile assessments enable nutritional and skin care companies to recommend a specific and targeted regime of antioxidant vitamins, nutrients or skin care formulations that have been specifically designed to compensate for predicted deficiencies. The Company's patented DNA Collection Kit will be used for these assessments.

                                                                  GENELINK, INC.
                                           NOTES TO INTERIM FINANCIAL STATEMENTS
================================================================================

2. BASIS OF          The accompanying unaudited financial statements have been
   PRESENTATION      prepared by the Company in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X relating to interim financial statements. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the financial statements and notes thereto included in the Annual Report on Form 10-KSB of GeneLink, Inc. for the year ended December 31, 2003.

                     In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary to present fairly the information set forth in the accompanying financial statements have been included. The results reported in these financial statements for the nine-month period ended September 30, 2004 should not be regarded as necessarily indicative of results that may be expected for the year ended December 31, 2004.

3. SHAREHOLDERS'
   EQUITY
   TRANSACTIONS      A. COMMON STOCK
                     The Company issued 267,000 shares of common stock for services rendered, valued at $145,640 for the nine months ended September 30, 2004.

                     B. STOCK OPTIONS AND WARRANTS
                     During the nine months ended September 30, 2004 the Company issued 55,000 options to purchase common stock for consulting services, valued at $19,750.

4 - NOTE PAYABLE     During the nine months ended September 30, 2004, various
                     shareholders loaned the Company $175,000. The notes mature between December 16, 2004 and July 28, 2005, with interest accruing at 6% per annum. In connection with the notes, the Company granted 350,000 warrants with an exercise price of $.25 per share. The total funds received of $175,000 were allocated $53,057 to the warrants and $121,943 to the notes. The fair value of the warrants of $77,500 at the time of issuance, which was determined using the Black-Scholes option-pricing model, were recorded as additional-paid-in-capital and reduced the carrying value of the notes. The discount on the notes are being amortized in interest expense over the term of the notes.

5. TRANSACTIONS
   WITH RELATED
   PARTIES On June 29, 2003, the Company issued to John DePhillipo 2,722,345 shares and Maria DePhillipo 723,530 shares in satisfaction of accrued and unpaid salary of $544,469 owed to John

                                                                  GENELINK, INC.
                                           NOTES TO INTERIM FINANCIAL STATEMENTS
================================================================================


                     DePhillipo and $144,704 owed to Maria DePhillipo. Effective March 24, 2004, the Board of Directors of the Company decided to provide additional compensation payable to John DePhillipo and Maria DePhillipo to reflect the desire of the Board to treat the shares issued June 29, 2003 to John Dephillipo not as issuances in satisfaction of accrued and unpaid salary, but as additional compensation. To reflect the additional compensation granted, the Company recorded $544,469 of additional compensation to John DePhillipo during March 2004.

                     On April 13, 2004, John DePhillipo repaid his advances from the Company of $1,028,934. Of that amount, interest accrued of $331,271 on the advances was forgiven by the Company. Additional, compensation of $544,919 owed to John DePhillipo, and $43,550 owed Maria DePhillipo was offset against the advances. John DePhillipo transferred 209,990 shares valued at $.52 per share in repayment of the $109,195 remaining.

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

Operating results for the nine-month period ended September 30, 2004 are not necessarily indicative of the results that may be expected for the full fiscal year ending December 31, 2004.

LIQUIDITY AND CAPITAL RESOURCES

For the nine month period ended September 30, 2004, the Company's primary liquidity requirements have been research and development, funding of its sales and marketing efforts, the payment of compensation to officers and other employees and the payment of accounts payable. In the first nine months of 2004, the Company raised $175,000, through the issuance of notes and warrants.

Cash and cash equivalents at September 30, 2004 amounted to $2,933 as compared to $746,082 at December 31, 2003, a decrease of $743,149. During the first nine months of 2004, the Company's operating activities utilized $1,224,764, as compared to $193,916 for the first nine months of 2003. Cash utilized during the nine months period ended September 30, 2004 primarily was used to fund a portion of the Company's $1,637,390 net losses for such period.

Financing activities provided $566,750 for the nine month period ended September 30, 2004 as compared to $301,500 for the nine months ended September 30, 2003. Financing activities in the nine months ended September 30, 2004 resulted primarily from the issuance of $175,000 of notes and warrants throughout the first nine months of 2004 and the contribution of services by an officer of the Company valued at $448,000.

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

        COMPARISON OF THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2003
             TO THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2002

FINANCIAL CONDITION

Assets of the Company decreased from $1,211,820 at December 31, 2003 to $567,465 at September 30, 2004, a decrease of $644,355. This decrease was primarily due to a decrease in cash from $746,082 at December 31, 2003 to $2,933 at September 30, 2004, a decrease of $743,149, which was principally used to fund working capital expenses and net losses. The decrease in cash was partially effect by an increase in accounts receivable from $43,556 at December 31, 2003 to $173,643 at September 30, 2004, an increase of $130,087, as the Company continued to increase its revenues from sale of products.

Liabilities increased from $471,366 at December 31, 2003 to $724,285 at September 30, 2004, an increase of $252,919. This increase in liabilities primarily resulted due to an increase in accounts payable and accrued expenses from $46,966 at December 31, 2003 to $131,550 at September 30, 2004, an increase of $84,584, and an increase in loans payable from $33,000 at December 31, 2003 to $143,691, at September 30, 2004, an increase of $110,691.

CURRENT YEAR PERFORMANCE AND EARNINGS OUTLOOK

Revenues. The total revenues for the nine months ended September 30, 2004 were $254,705 as compared to $65,753 for the nine months ended September 30, 2003, an increase of $188,952, or 287%. Total revenues for the three months ended September 30, 2004 were $157,054 as compared to $22,717 for the three months ended September 30, 2003, an increase of $134,377, or 591%.

Expenses. Total expenses before extraordinary items for the nine months ended September 30, 2004 were $1,821,248 as compared to $1,064,297 for the nine months ended September 30, 2003, an increase of $756,951, primarily resulting from an increase in selling, general and administrative expenses from $562,680 for the nine months ended September 30, 2003 to $1,283,823 for the nine months ended September 30, 2004, an increase of $721,143, principally relating to a one time stock bonus of $544,469 to an officer of the Company. Total expenses for the three months ended September 30, 2004 were $320,291, as compared to $261,417 for the three months ended September 30, 2003, an increase of $58,874, primarily resulting from an increase in consulting fees from $43,565 for the three months ended September 30, 2003 to $85,716 for the three months ended September 30, 2004, an increase of $42,151.

Losses. The Company incurred a loss before extraordinary items of $1,637,390 for the nine months ended September 30, 2004 as compared to a loss of $1,172,554 for the nine months ended September 30, 2003, an increase of $464,836, primarily resulting from the increase in expenses for the nine months ended September 30, 2004 of $756,951, as partially offset by an $188,952 increase in revenues for the nine months ended September 30, 2004, compared to nine months ended September 30, 2003.

The Company incurred a loss of $179,108 for the three months ended September 30, 2004, as compared to a loss of $247,649 for the three months ended September 30, 2003, a decrease of $68,541, primarily resulting from an increase in revenues for the three months ended September 30, 2004 of $134,337, as partially offset by a $58,874 increase in expenses the three months ended September 30, 2004, compared to the three months ended September 30, 2003.

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

With the participation of management, the Company's Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures at the conclusion of the three months ended September 30, 2004. Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective in ensuring that material information required to be disclosed is included in the reports that it files with the Securities and Exchange Commission.

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

                                        GENELINK, INC.
                                        (Registrant)


Date: November 11, 2004                 By: /s/ John R. DePhillipo
                                            -----------------------------------
                                            John R. DePhillipo, Chief Executive
                                             Officer and Chief Financial Officer