Form 10KSB
period 2004-12-31
GENELINK INC
filed 2005-03-30
CIK 941020

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.20549

                                   FORM 10-KSB

                        ANNUAL REPORT FOR THE FISCAL YEAR
                             ENDED DECEMBER 31, 2004

                           COMMISSION FILE NO. 0-28077

                                 GENELINK, INC.
                 ----------------------------------------------
                 (Name of Small Business Issuer in its charter)

          PENNSYLVANIA                                23-2795613
-----------------------------------               ------------------
 (State or other jurisdiction of                   (I.R.S. Employee
  incorporation or organization)                  Identification No.)

         100 S. Thurlow Street
          Margate, New Jersey                           08402
--------------------------------------              --------------
(Address of principal executive offices)              (Zip Code)

                    ISSUER'S TELEPHONE NUMBER: (609) 823-6991

      Securities registered under Section 12(b) of the Exchange Act

                                      None
                              ---------------------
      Securities Registered under Section 12(g) of the Exchange Act

                               Title of each class
                              ---------------------
                          Common Stock, $.01 par value

      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

      Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or amendment to this form 10-KSB. [X]

      State issuer's revenues for its most recent fiscal year. $304,637.

      State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act). $6,884,391.

      APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                  Number of Shares of Common Stock

                  Outstanding on March 1, 2005               34,424,198
                                                             ----------

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

                                TABLE OF CONTENTS

                                                                                                      PAGE
                                                                                                      ----
PART I

Item 1.  Business...................................................................................    3
Item 2.  Properties.................................................................................   14
Item 3.  Legal Proceedings..........................................................................   14
Item 4.  Submission Of Matters To A Vote Of Security Holders........................................   14

PART II

Item 5.  Market For Registrant's Common Equity And

         Related Stockholder Matter.................................................................   14
Item 6.  Management's Discussion And Analysis Of
         Financial Condition And Results Of Operations..............................................   16
Item 7.  Financial Statements and Supplementary Data................................................   18
Item 8.  Changes in and Disagreements With Accountants on Accounting
         and Financial Disclosure...................................................................   39
Item 8A  Controls and Procedures....................................................................   39

PART III
Item 9.  Directors and Executive Officers of the Registrant ........................................   39
Item 10. Executive Compensation.....................................................................   41
Item 11. Security Ownership of Certain Beneficial Owners and Management.............................   43
Item 12. Certain Relationships and Related Transactions.............................................   44

PART IV.
Item 13. Exhibits, Financial Statement Schedules, and Reports on Form 8-K...........................   44

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

      We have never achieved a profit, having realized net losses each year, including losses before extraordinary items of $1,076,827 in 2002, $1,139,366 in 2003 and $2,114,619 in 2004. There can be no assurance that we will ever realize significant sales or become profitable.

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

GENELINK BIOSCIENCES BUSINESS

      We have created a powerful, proprietary methodology for SNP (single nucleotide polymorphism) based Nutragenetics and Dermagenetics(R). The GeneLink Nutragenetic Profile(R) and Dermagenetics(R) profiles (patents pending) provide a means of predicting an individual's inherent genetic capacity to combat oxidative stress and other important selected areas of physiologic health. The profiles, for example, can measure a person's potential to efficiently control oxygen free radical damage, eliminate hydrogen peroxide, protect and repair oxidized phospholipids and destroy harmful environmental compounds.

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

COMPREHENSIVE CARDIO RISK PROFILE

      Cardiovascular disease claims more lives each year than the next five leading causes of death combined. We have recently developed a Comprehensive Cardio Risk Profile. This profile analyzes a broad collection of genes believes to play an important part in heart health, according to the latest research.

      Our Comprehensive Cardiovascular Risk Profile is designed to identify SNPs associated with increased risk of developing high blood pressure, atherosclerosis, inflammation, problems with vascular integrity and coronary artery disease.

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

DNA BANKING

      We have developed and received a patent on a non-invasive DNA Collection Kit(R) for the collection of DNA specimens of our clients. No licensing or training is necessary for the collection by a client of his or her DNA specimen. The DNA Collection Kit(R) consists of six swabs and an envelope for mailing. The collection process is self administered and non-invasive (the DNA specimen is obtained by scraping the inside of the cheek) and takes less than five minutes to complete. The DNA Collection Kit(R) is bar-coded for tracking and to ensure complete confidentiality. For the purpose of DNA banking, the client forwards the swabs to the University of North Texas Health Science Center (the "Health Science Center") and completes and forwards a data form to us. Specimens can be collected during an individual's lifetime or up to 36 to 40 hours after death. The Health Science Center will store the DNA specimen for 75 year intervals. Upon a client's request, and upon the payment of a retrieval fee, the stored DNA specimen can be retrieved and sent to a laboratory for testing. More than one test can be made on the same DNA specimen.

AFFILIATES

      Biosciences business: We have entered into an agreement with laboratories pursuant to which these laboratories will perform SNPs genotyping of samples provided by us for any genetics-based products that we may develop.

      We have entered into a collaborative agreement with Arch Personal Care Products, L.P., a unit of Arch Chemicals, Inc., to market newly developed formulations containing active skin care ingredients that can be linked to our genetic testing system for determining an individual's skin characteristics. These new formulations will be offered to leading marketers and manufacturers for the personal care and cosmetic industries. We began collaborating with Arch Chemicals, Inc. on the development of a new category of "genetic" skin care formulations and an associated, personalized skin-testing system in late 2001. Recently developed formulations feature a family of active ingredients known as "SNP-Derms(R)" designed to address some of the key, individual genetic characteristics that can accelerate skin aging, skin wrinkling and other specific oxidative stress deficiencies in the skin. The SNP-Derm formulations may be offered in combination with our Dermagenetics(R) Profiles that provide a measure of a person's resistance to skin aging, skin irritation and tissue breakdown. Arch Chemicals, Inc., with annual sales of approximately $1 billion, is a global specialty chemicals company.

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

      We have developed a marketing strategy for the Spa industry. The day spas industry is a fast rising business segment with revenue growth in excess of 15% annually for the past 15 years. In 1987, there were approximately 30 spas providing typical beauty, skin care, and treatments (aromatherapy, facials, massages, pedicures, etc.) and by 2003, that number has grown to over 10,000. About 600 spas are considered full "Medical Spas" (facilities where the primary goal is to offer comprehensive medical and wellness services in a spa atmosphere). Total annual revenues in this industry in 2004 exceeded $11.1 billion.

      We formed a subsidiary known as "Dermagenetics, Inc." which has been creating and distributing DNA Ultra skin cream, genetically designed to an individual's needs, specifically to the Spa industry. We appointed Dr. Robert P.K. Keller to our Medical Advisory Board, and along with Dr. Keller, Dermagenetics appointed Dr. Robert P.K. Keller to our Medical Advisory Board, and along with Dr. Keller, Dermagenetics has been appearing at Spa conventions and is currently selling our DNA Ultra cream to Spas nationwide.

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

      We have filed a series of U.S. patent applications relating to our DNA Collection Kit(R) and methods for assessing a human subject's susceptibility to various medical conditions, including skin health, oxidative damage, osteoporosis and other bone density disorders and obesity and for methods of selecting and measuring the dosage of preventative agents for such conditions. There can be no assurance that we will receive patent protection on our methods or procedures. We are negotiating licensing these proprietary assessments to companies that manufacture or market to the $100 billion plus nutraceutical, personal care, skin care, and weight-loss industries.

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

EMPLOYEES AND LABOR RELATIONS

      We consider our labor relations to be good, and none of our employees is covered by a collective bargaining agreement. As of December 31, 2004, we employed a total of 3 people, 3 on a full time basis, in the following areas:

                                                        Number of                              Full Time
              Category                                  Employees                              Employees
              --------                                  ---------                              ---------
Sales and Marketing                                         2                                      2

Business Development                                        3                                      2

General and Administration, including                       1                                      1
Customer Service

Lab Director and Scientists at the                          3                                      0
Health Science Center

Consultants/Others                                          7                                      0

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

WE HAVE A HISTORY OF LOSSES AND EXPECT CONTINUED LOSSES FOR THE FORESEEABLE FUTURE.

      We commenced operations in 1994. We have incurred significant losses to date and our revenues have been limited. Our expenses have exceeded revenues in each year since inception. Given our planned levels of operating expenses, we expect to continue to incur losses for the foreseeable future. Our accumulated deficit as of December 31, 2004 was $9,483,543. We incurred a net loss of $2,114,619 for the fiscal year ended December 31, 2004. Our expenses have consisted principally of research and development and of general and administrative expenses incurred while building our business infrastructure. We expect to continue to experience significant operating losses in the future as we continue our research and development efforts and expand our marketing and sales force in an effort to commercialize our products and services. We plan to increase our operating expenses in anticipation of increasing revenues. If our revenue growth is slower than we anticipate or our operating expenses exceed our expectations, our losses will significantly increase. Even if we were to achieve profitability, we may not be able to sustain or increase our profitability on a quarterly or annual basis.

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

      Our success will depend on our ability to obtain and protect patents on our technology and to protect our trade secrets. Our patents, which have been or may be issued, may not afford meaningful protection for our technology and products. Others may challenge our patents and, as a result, our patents could be narrowed, invalidated or unenforceable. In addition, our current and future patent applications may not result in the issue of patents in the United States or foreign countries. Competitors may develop products similar to ours that do not conflict with our patents. In order to protect or enforce our patent rights, we may initiate patent litigation against third parties, such as infringement suits or interference proceedings. These lawsuits could be expensive, take significant time and divert management's attention from other business concerns. We may also provoke third parties to assert claims against us. We have received notice of an alleged patent infringement from an Australian bioscience company, Genetic Technologies Limited (GTG), that they have certain rights under filed patents to which GeneLink may be infringing upon. Although it is the opinion of our patent counsel that there is no infringement, and that in the event there is an infringement, it will not effect our business because GTG's patents are not material to our technology, no assurance can be given that GTG would not prevail if it brings legal action against us or that the result of any such action would not have a material adverse effect on our business and prospects.

CONCENTRATION OF OWNERSHIP OF OUR OWN COMMON STOCK AMONG OUR EXISTING EXECUTIVE OFFICERS, DIRECTORS AND PRINCIPAL SHAREHOLDERS MAY PREVENT NEW INVESTORS FROM INFLUENCING SIGNIFICANT CORPORATE DECISIONS.

      Our executive officers, directors and beneficial owners of 5% or more of our common stock and their affiliates, in aggregate, beneficially own in excess of 26.7% of our outstanding common stock. As a result, if these persons act together, they would have the ability to influence the outcome of all matters submitted to our shareholders for approval, including the election and removal of directors and any merger, consolidation or sale of all or substantially all of our assets. In addition, such persons, if they act together, would have the ability to control the management and affairs of our company. Accordingly, this concentration of ownership may harm the market price of our common stock by:

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

OUR ARTICLES OF INCORPORATION AND BYLAWS COULD DELAY OR DISCOURAGE A TAKEOVER ATTEMPT.

      Our articles of incorporation and bylaws contain provisions that may delay or discourage a takeover attempt that a shareholder might consider in their best interest, including takeover attempts that might result in a premium being paid on shares of our common stock. These provisions, among other things:

      - provide that only the board of directors or president may call special meetings of the shareholders; and

      - establish certain advance notice procedures for nominations of candidates for election as directors and for shareholder proposals to be considered at shareholders' meetings.

ITEM 2. PROPERTIES

      We lease our principal executive offices located in Margate, New Jersey, at no cost other than maintenance and improvements, from John DePhillipo. John DePhillipo is our Chief Executive Officer and President and a member of our Board of Directors.

ITEM 3. LEGAL PROCEEDINGS

      We have received a notice of an alleged patent infringement from an Australian bioscience company, Genetic Technologies Limited (GTG), that they have certain rights under filed patents to which GeneLink may be infringing upon. It is the opinion of our patent counsel that there is no infringement, and that in the event there is an infringement, it will not effect our business because GTG's patents are not material to our technology.

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

2004                                   High                 Low
----                                   ----                 ---
1st Quarter                           $0.65                $0.34
2nd Quarter                            0.55                 0.27
3rd Quarter                            0.42                 0.27
4th Quarter                            0.39                 0.20

2003                                   High                 Low
----                                   ----                 ---
1st Quarter                           $0.46                $0.23
2nd Quarter                            0.80                 0.20
3rd Quarter                            0.62                 0.32
4th Quarter                            0.85                 0.36

      As of March 1, 2005, there were 165 holders of record of our common stock. We have never paid dividends and do not anticipate paying any dividends in the future. We anticipate that we will retain all future revenues for working capital purposes.

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

                      EQUITY COMPENSATION PLAN INFORMATION

                                                                  Weighted-average
                                                                  exercise price of
                                         Number of               outstanding options
                                     securities to be            warrants and rights               Number of
                                   issued upon exercise           compensation plans          securities remaining
                                      of outstanding            (excluding securities         available for future
                                     options, warrants           reflected in column            issuance under
                                        and rights                      (a))                         Equity
   Plan Category                           (a)                          (b)                           (c)
   -------------                   --------------------          --------------------         ---------------------
Equity
    compensation
    plans approved
    by security
    holders                              1,500,000                      $0.40                          0

Equity
    compensation
    plans not
    approved
    by security
    holders                              6,243,070                      $0.81                          0
   -----------                     --------------------          --------------------         ---------------------
Total                                    7,743,070                      $0.74                          0

RECENT SALES OF UNREGISTERED SECURITIES.

      We issued 303,000 and 1,006,500 common shares of stock for consulting services rendered to us valued at $90,720 and $200,582 for the years ended December 31, 2004 and 2003, respectively. These shares were issued in reliance upon Rule 506 of Regulation D under the Securities Act of 1933.

      During the year ended December 31, 2004, we issued 1,825,000 shares of common stock and 1,825,000 warrants to purchase Common Stock for cash consideration of $365,000. These shares and warrants were issued as private placements in reliance upon Rule 506 of Regulation D under the Securities Act of 1933.

      During the year ended December 31, 2003, we issued 6,460,000 shares of common stock and 6,460,000 warrants to purchase common stock for cash consideration of $1,723,000. These shares and warrants were issued in reliance upon Rule 506 of Regulation D under the Securities Act of 1933.

      On June 29, 2003, we issued 2,722,345 shares to John DePhillipo, our Chief Executive Officer and President and a member of our board of directors, and 723,530 shares to Maria DePhillipo, the spouse of John DePhillipo in satisfaction of accrued and unpaid salary. As of June 29, 2003, we owed John DePhillipo $544,469 and Maria DePhillipo $144,706 for accrued but unpaid salaries. As of December 31, 2003, John DePhillipo owed us $697,664, plus interest, on account of subscriptions receivable and advances. Effective March 24, 2003, our Board of Directors decided to grant John DePhillipo additional compensation to reflect the Board's desire to treat the shares issued June 29, 2003 not as an issuance in satisfaction of accrued and unpaid salary but as additional compensation. Following this decision, we again owed John DePhillipo an aggregate of $544,469 for accrued but unpaid salary. The loan to Mr. DePhillipo was repaid in April 2004. These shares were issued in reliance upon Rule 506 of Regulation D under the Securities Act of 1933.

      During the year ended December 31, 2002, we issued 1,671,033 shares of common stock and 1,283,533 warrants to purchase common stock to accredited investors for an aggregate purchase price of $865,500. The shares and warrants were issued in reliance upon Rule 506 of Regulation D under the Securities Act of 1933.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS.

                              RESULTS OF OPERATIONS

COMPARISON OF FISCAL YEAR ENDED DECEMBER 31, 2004 TO FISCAL YEAR ENDED DECEMBER 31, 2003.

      Assets. Our assets decreased from $1,211,820 at December 31, 2003 to $565,305 at December 31, 2004, a decrease of $646,515. This decrease was primarily due to a decrease in cash from $746,082 at December 31, 2003 to $155,689 at December 31, 2004, a decrease of $590,393, as cash was used to fund operations.

      Liabilities. Our liabilities increased from $471,366 at December 31, 2003 to $764,599 December 31, 2004, an increase of $293,233. This increase in liabilities was primarily due to an increase in loans payable from $0 at December 31, 2000 to $213,899 at December 31, 2004, as we borrowed money to partially fund operating expenses, and by an increase in accrued compensation from $336,306 at December 31, 2003 to $432,937 at December 31, 2004.

      Losses. We incurred a loss of $2,114,619 before extraordinary items for the fiscal year ended December 31, 2004, as compared to a loss of $1,139,366 before extraordinary items for the fiscal year ended December 31, 2003, an increase of $975,253. This increase was primarily due to an increase in general and administrative expenses from $794,613 for the year ended December 31, 2003 to $1,517,005 for the year ended December 31, 2004, an increase of $722,392, primarily resulting from an increase in non-cash compensation expense to the chief executive officer of $544,465 charged in 2004, which was used to partially repay the stock subscription receivable of $1,016,635 owed by such officer as of December 31, 2003. The increase in losses was also attributable to increases in attorney fees, professional fees and advertising and promotional fees during the fiscal year ended December 31, 2004.

      Revenues. Our total revenues for the fiscal year ended December 31, 2004 were $304,637, compared to $128,205 for the fiscal year ended December 31, 2003, an increase of $176,432. This increase in revenues is primarily due to our realizing additional sales in 2004 from our Dermagenetics(R) products and services, particular to the spa industry.

      Expenses. Total expenses for fiscal year ended December 31, 2004 were $2,328,104, an increase of $1,127,069 from our total expenses of $1,203,035 for the fiscal year ended December 31, 2003. Increased expenses are primarily due to an increase in general and administrative expenses from $794,613 for the year ended December 31, 2003 to $1,517,005 for the year ended December 31, 2004, an increase of $722,392, primarily resulting from an increase in non-cash compensation expense to the chief executive officer of $544,465 charged in 2004, which was used to partially repay the stock subscription receivable of $1,016,635 owed by such officer as of December 31, 2003. The increase in loss was also attributable to increases in attorney fees, professional fees and advertising and promotional fees during the fiscal year ended December 31, 2004.

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

      Revenues. Our total revenues for the fiscal year ended December 31, 2003 were $128,205, as compared to $63,415 for the fiscal year ended December 31, 2002, an increase of $64,790, or 102%. This increase is a result of realizing increased revenues from our GeneLink Nutragenetic Profile(R) and Dermagenetics(R) products and services, primarily from sales realized by NuGenix, LLC.

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

      Cash and Cash Equivalents. On December 31, 2004, our cash and cash equivalents amounted to $155,689 as to compared to $746,082 at December 31, 2003, a decrease of $590,393. During 2004, our operating activities utilized $1,255,666 as compared to utilizing $1,026,597 in 2003, an increase of $229,069. Cash utilized during these periods resulted from our net losses for such periods and payment of accounts payable generated in prior years of operations.

      Investing activities utilized $94,525 in 2004, as compared to utilizing $49,474 in 2003. Financing activities provided $759,798 in 2004, as compared to $1,790,950 in 2003, primarily through the issuance of $365,000 of common stock and warrants to investors in 2004.

We will require approximately $1,000,000 to fund our sales and marketing efforts and to fund our research and development efforts for the balance 2005. We intend to raise funds through one or more private placements of securities. Unless we can increase our revenues and increase our stock price, it is not likely that we will be able to secure such financing. If we are unable to secure such additional required capital, we will continue to realize negative cash flow and losses and it is unlikely that we will be able to implement our sales and marketing strategy or to fund our research and development programs.

ITEM 7. FINANCIAL STATEMENTS

                          INDEX TO FINANCIAL STATEMENTS

                                                                                               PAGE
                                                                                               ----
Independent Auditors' Report                                                                    19

Financial Statements

         Balance Sheets                                                                        20-21
         Statements of Operations                                                               22
         Statements of Changes in Stockholders' Equity (Deficiency)                             23
         Statements of Cash Flows                                                              24-25
         Notes to Financial Statements                                                         26-38

                          INDEPENDENT AUDITORS' REPORT

GeneLink, Inc. and Subsidiary
Margate, New Jersey

            We have audited the accompanying consolidated balance sheets of GeneLink, Inc.and Subsidiary as of December 31, 2004 and 2003, and the related consolidated statements of operations, changes in stockholders' equity (deficiency) and cash flows for the years then ended. These financial statements are the responsibility of the Companies' management. Our responsibility is to express an opinion on these financial statements based on our audit.

            We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

            In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of GeneLink, Inc. and Subsidiary as of December 31, 2004 and 2003 and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Buckno, Lisicky & Company
Allentown, Pennsylvania
March 8, 2005

                                  GENELINK,INC.

                                 BALANCE SHEETS
                           DECEMBER 31, 2004 AND 2003

                                                    2004                     2003
                                                    ----                     ----
           ASSETS

CURRENT ASSETS

   Cash and cash equivalents                       $155,689               $   746,082
   Accounts receivable                               23,239                    43,556
   Inventory                                         19,691                    20,041
   Prepaid expenses                                  72,722                   197,221
                                                   --------               -----------

         Total current assets                       271,341                 1,006,900
                                                   --------               -----------

PROPERTY AND EQUIPMENT                               96,517                    70,435
                                                   --------               -----------

OTHER ASSETS                                        197,447                   134,485
                                                   --------               -----------

         Total assets                              $565,305               $ 1,211,820
                                                   ========               ===========

                LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)
                           DECEMBER 31, 2004 AND 2003

                                                                      2004           2003
                                                                   -----------    -----------
CURRENT LIABILITIES
   Accounts payable and accrued expenses                           $    95,800    $    46,966
   Accrued payroll taxes                                                21,963         55,094
   Loans payable                                                       213,899              -
                                                                   -----------    -----------

         Total current liabilities                                     331,662        102,060

   Accrued compensation                                                432,937        336,306
   Loans payable - affiliates                                                -         33,000
                                                                   -----------    -----------

         Total liabilities                                             764,599        471,366
                                                                   -----------    -----------

STOCKHOLDERS' EQUITY (DEFICIENCY)
   Common stock, par value $0.01 per share;
      authorized: 75,000,000 shares as of December
      31, 2004 and 2003 respectively; issued: 2004
      33,133,011 shares and 2003 31,005,001 shares;
      outstanding: 2004 32,726,842 shares and
      2003 30,808,831 shares                                           331,330        310,050
   Additional paid in capital                                        6,635,552      6,774,021
   Stock subscriptions receivable                                            -     (1,016,635)
   Stock warrants                                                    2,632,422      2,247,802
   Accumulated deficit                                              (9,483,543)    (7,368,924)
   Treasury stock, 406,169 and 196,180 shares as of
      December 31, 2004 and 2003, respectively                        (315,055)      (205,860)
                                                                   -----------    -----------

         Total stockholders' equity (deficiency)                      (199,294)       740,454
                                                                   -----------    -----------

         Total liabilities and stockholders' equity (deficiency)   $   565,305    $ 1,211,820
                                                                   ===========    ===========

                        See Notes to Financial Statements

                                 GENELINK, INC.

                            STATEMENTS OF OPERATIONS
                     YEARS ENDED DECEMBER 31, 2004 AND 2003

                                                      2004            2003
                                                      ----            ----
REVENUES:                                         $    304,637    $    128,205

COST OF GOODS SOLD:                                     91,152          64,536
                                                  ------------    ------------

GROSS PROFIT:                                         213,4985          63,669
                                                  ------------    ------------

EXPENSES:

   General and administrative                        1,517,005         794,613
   Consulting                                          393,961         216,108
   Professional fees                                   228,274         124,354
   Advertising and promotion                           165,363          49,190
   Amortization and depreciation                        23,501          18,771
                                                  ------------    ------------
                                                     2,328,104       1,203,035
                                                  ------------    ------------

         Loss before extraordinary items            (2,114,619)     (1,139,366)

EXTRAORDINARY ITEMS:

   Write-off of advance to related party                     -        (182,054)
                                                  ------------
   Legal settlement                                          -         141,155
                                                  ------------    ------------

         Loss before provision for income taxes     (2,114,619)     (1,180,265)

   PROVISION FOR INCOME TAXES:                               -               -
                                                  ------------    ------------

         NET LOSS                                 $ (2,114,619)   $ (1,180,265)
                                                  ============    ============

LOSS PER SHARE, BASIC AND DILUTED:                $      (0.07)   $      (0.05)
                                                  ============    ============

   Weighted average common shares and
      diluted potential common shares               31,286,924      24,085,932
                                                  ============    ============

                        See Notes to Financial Statements

                                 GENELINK, INC.
           STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIENCY)
                     YEARS ENDED DECEMBER 31, 2004 AND 2003


                                                                     COMMON STOCK                          ADDITIONAL
                                                               ------------------------     TREASURY        PAID IN
                                                                  SHARES      AMOUNT          STOCK         CAPITAL
                                                                  ------      ------          -----         -------
BALANCE, DECEMBER 31, 2002                                     19,123,130   $   191,232    $  (205,860)   $ 6,031,368
                                                               ----------   -----------    -----------    -----------
Exercise of stock warrants                                        908,900         9,089              0        289,361
Fair value of options granted for consulting                            0             0              0         10,200
Interest accrued on subscriptions receivable                            0             0              0         46,489
Issuance of common stock and stock warrants
for commissions                                                   696,500         6,965              0        (89,007)
Issuance of common stock and stock warrants
for services                                                      310,000         3,100              0         85,899
Issuance of common stock and stock warrants
pursuant to private placement offerings                         6,460,000        64,600              0        173,600
Issuance of common stock in lieu of compensation                3,445,875        34,458              0        206,717
Issuance of common stock to related party                          60,606           606              0         19,394
Net loss                                                                0             0              0              0
                                                               ----------   -----------    -----------    -----------
                                                               11,881,881       118,818              0        742,653
                                                               ----------   -----------    -----------    -----------

BALANCE, DECEMBER 31, 2003                                     31,005,011   $   310,050    $  (205,860)   $ 6,774,021
                                                               ==========   ===========    ===========    ===========

Cancellation of stock warrants                                          0             0              0         46,062
Issuance of warrants for commission                                     0             0              0              0
Issuance of warrants as loan consideration                              0             0              0              0
Issuance of warrants                                                    0             0              0              0
Fair value of options granted for services                              0             0              0        448,000
Repayment of stock subscription receivable                              0             0       (109,195)      (779,271)
Interest accrued on subscriptions receivable                            0             0              0         12,300
Issuance of common stock for consulting                            72,000           720              0         21,600
Issuance of common stock and stock warrants for commissions        75,000           750              0           (750)
Issuance of common stock and stock warrants for services          156,000         1,560              0         66,840
Issuance of common stock and stock warrants pursuant to
    private placement offerings                                 1,825,000        18,250              0         46,750
Net loss                                                                0             0              0              0
                                                               ----------   -----------    -----------    -----------
                                                                2,128,000        21,280       (109,105)      (138,469)
                                                               ----------   -----------    -----------    -----------

BALANCE, DECEMBER 31, 2004                                     33,133,011   $   331,330    $  (315,055)   $ 6,635,552
                                                               ==========   ===========    ===========    ===========

                                                                STOCK                       DEFERRED
                                                            SUBSCRIPTION        STOCK        STOCK       ACCUMULATED
                                                             RECEIVABLE       WARRANTS    COMPENSATION     DEFICIT         TOTAL
                                                             ----------       --------    ------------     -------         -----
BALANCE, DECEMBER 31, 2002                                   $  (970,146)       779,877              0   $(6,188,659)   $  (362,188)
                                                             -----------    -----------    -----------   -----------    -----------
Exercise of stock warrants                                             0       (210,500)             0             0         87,950
Fair value of options granted for consulting                           0              0              0             0         10,200
Interest accrued on subscriptions receivable                     (46,489)             0              0             0              0
Issuance of common stock and stock warrants
    for commissions                                                    0        123,625              0             0         41,583
Issuance of common stock and stock warrants
    for services                                                       0         70,000              0             0        158,999
Issuance of common stock and stock warrants
pursuant to private placement offerings                                0      1,484,800              0             0      1,723,000
Issuance of common stock in lieu of compensation                       0              0              0             0        241,175
Issuance of common stock to related party                              0              0              0             0         20,000
Net loss                                                               0              0              0    (1,180,265)    (1,180,265)
                                                             -----------    -----------    -----------   -----------    -----------
                                                                 (46,489)     1,467,925              0    (1,180,265)     1,102,642
                                                             -----------    -----------    -----------   -----------    -----------

BALANCE, DECEMBER 31, 2003                                   $(1,016,635)   $ 2,247,802    $         0   $(7,368,924)   $   740,454
                                                             ===========    ===========    ===========   ===========    ===========

Cancellation of stock warrants                                         0        (48,188)             0             0         (2,126)
Issuance of warrants for commission                                    0          2,550              0             0          2,550
Issuance of warrants as loan consideration                             0         53,058              0             0         53,058
Issuance of warrants                                                   0         60,000              0             0         60,000
Fair value of options granted for services                             0         17,200              0             0        465,200
Repayment of stock subscription receivable                     1,028,935              0              0             0        140,469
Interest accrued on subscriptions receivable                     (12,300)             0              0             0              0
Issuance of common stock for consulting                                0              0              0             0         22,320
Issuance of common stock and stock warrants for commissions            0              0              0             0              0
Issuance of common stock and stock warrants for services               0              0              0             0         68,400
Issuance of common stock and stock warrants pursuant to                0              0              0             0              0
    private placement offerings                                        0        300,000              0             0        365,000
Net loss                                                               0              0              0    (2,114,619)    (2,114,619)
                                                             -----------    -----------    -----------   -----------    -----------
                                                               1,016,635        384,620              0    (2,114,619)    (2,114,619)
                                                             -----------    -----------    -----------   -----------    -----------

BALANCE, DECEMBER 31, 2004                                   $         0    $ 2,632,422    $         0   $(9,483,543)   $  (199,294)
                                                             ===========    ===========    ===========   ===========    ===========

                        See Notes to Financial Statements

                                 GENELINK, INC.

                            STATEMENTS OF CASH FLOWS
                     YEARS ENDED DECEMBER 31, 2004 AND 2003

                                                           2004           2003
                                                        -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                $(2,114,619)   $(1,180,265)
Adjustments to reconcile net loss to net
cash used in operating activities:
   Depreciation and amortization                             23,501         18,771
   Stock issued to related party                                  -         20,000
   Common stock issued for services                         110,202        158,999
   Common stock issued for commissions                        2,550         41,583
   Common stock issued in lieu of compensation                    -        241,175
Fair value of options granted for consulting services       465,200         10,200
(Increase) decrease in assets:
   Accounts receivable                                       20,317        (40,881)
   Inventories                                                  350          6,139
   Prepaid expenses                                         124,499       (112,355)
Increase (decrease) in liabilities:
   Accounts payable & accrued expenses                       48,834       (228,058)
   Accrued payroll taxes                                    (33,131)        34,320
   Accrued compensation                                      96,631          3,775
                                                        -----------    -----------

Net cash used in operating activities                    (1,255,666)    (1,026,597)
                                                        -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment                          (37,936)       (10,041)
Patent acquisition costs                                    (56,589)       (39,433)
                                                        -----------    -----------

Net cash used in investing activities                       (94,525)       (49,474)
                                                        -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from loans and notes payable                       213,899              0
Repayments of loans and notes payable                       180,899        (20,000)
Proceeds from exercise of stock warrants                          -         87,950
Proceeds from issuance of common stock                      365,000      1,723,000
                                                        -----------    -----------

Net cash provided by financing activities                   759,798      1,790,950
                                                        -----------    -----------

Net increase (decrease) in cash and
cash equivalents                                           (590,393)       714,879

                        See Notes to Financial Statements

                                 GENELINK, INC.

                            STATEMENTS OF CASH FLOWS
                     YEARS ENDED DECEMBER 31, 2004 AND 2003

                                                       2004       2003
                                                     --------   --------
Cash and cash equivalents:
Beginning                                             746,082     31,203
                                                     --------   --------

Ending                                               $155,689   $746,082
                                                     ========   ========

SUPPLEMENTARY DISCLOSURES OF CASH FLOW INFORMATION

Non-cash financing transactions:

Accrued interest on subscriptions receivable         $ 12,300   $ 46,489
                                                     ========   ========

Common stock issued for services                     $ 90,720   $200,582
                                                     ========   ========

Acquisition of treasury stock                        $109,195   $      -
                                                     ========   ========

                        See Notes to Financial Statements

                                 GENELINK, INC.
                          NOTES TO FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2004 AND 2003

NOTE 1. ORGANIZATION

        GeneLink, Inc. (The Company) and Subsidiary (Dermagenetics, Inc.), operate in New Jersey. The Company was organized under the laws of the Commonwealth of Pennsylvania and Dermagenetics, Inc. was organized under the laws of the State of Delaware. The Company is the successor to a Delaware corporation organized under the same name on September 21, 1994. The Company's offices are located in Margate, New Jersey.

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

        On December 4, 2004, The Company formed a wholly owned subsidiary, Dermagenetics, Inc., to service the custom skin care market. As of December 31, 2004 the subsidiary had no significant operations. Dermagenetics, Inc. was funded by an initial deposit from Genelink, Inc. of $10,000 that has primarily gone to organizational, patent and trademark expenses.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        PRINCIPLES OF CONSOLIDATION AND COMBINATION:

        The consolidated financial statements include the accounts of the Company and its Subsidiary, both of which are wholly owned. All significant intercompany accounts and transactions have been eliminated in the consolidation.

                                 GENELINK, INC.
                          NOTES TO FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2004 AND 2003

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

            CASH AND CASH EQUIVALENTS:

                  Highly liquid debt instruments purchased with a maturity of three months or less are considered to be cash equivalents. At times cash and cash equivalents may exceed insured limits. The Company maintains certain cash balances with Merrill Lynch, which is SIPC insured up to $500,000.

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

                                 GENELINK, INC.
                          NOTES TO FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2004 AND 2003

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

            LONG LIVED ASSETS:

                  The Company reviews for the impairment of long-lived assets and certain identifiable intangibles whenever events or changes indicate that the carrying amount of an asset may not be recoverable. An impairment loss would be recognized when estimated future cash flows expected to result from the use of an asset and its eventual disposition are less than its carrying amount. The Company has not identified any such impairment losses during the years ended December 31, 2004 and 2003.

            PER SHARE DATA:

                  Effective November 12, 1998, the Company adopted SFAS No. 128, "Earnings Per Share." The provisions of SFAS 128 establish standards for computing and presenting earnings per share
                  (EPS). This standard replaces the presentation of primary EPS with a presentation of basic EPS. Additionally, it requires dual presentation of basic and diluted EPS for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the diluted EPS computation. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Diluted EPS for 2004 and 2003 excludes any effect from such securities, as their inclusion would be antidilutive.

                                 GENELINK, INC.
                          NOTES TO FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2004 AND 2003

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

            RECENT ACCOUNTING DEVELOPMENTS:

                  In December 2004, the FASB issued a revision to SFAS No. 123, Accounting for Stock-Based Compensation, SFAS No.123-R, Share-Based Payment. SFAS No. 123-R focuses primarily on transactions in which an entity exchanges its equity instruments for employee services and generally establishes standards for the accounting for transactions in which an entity obtains goods or services in share-based payment transactions. SFAS No. 123-R is effective for the Company in 2006. Management is currently evaluating the effect of adoption of SFAS No, 123-R and the effect on financial condition, results of operations or cash flows is yet to be determined.

NOTE 3. PROPERTY AND EQUIPMENT

        As of December 31, 2004 and 2003, property and equipment consisted of the following:

                                  2004       2003
                                --------   --------
Office furniture                $  1,154   $  1,154
Office equipment                  49,444     44,936
Leasehold improvements            85,420     51,992
Software                          11,900     11,900
                                --------   --------
                                 147,918    109,982
Less accumulated depreciation

     and amortization             51,401     39,547
                                --------   --------

                                $ 96,517   $ 70,435
                                ========   ========

        Depreciation and amortization expense was $11,854 and $10,487 for the years ended December 31, 2004 and 2003, respectively.

                                 GENELINK, INC.
                          NOTES TO FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2004 AND 2003

NOTE 4. OTHER ASSETS

        As of December 31, 2004 and 2003, other assets consisted of the following:

                           2004       2003
                         --------   --------
Patents and trademarks   $205,201   $148,612
Organization costs         86,976     86,976
Deposits                   18,748        728
                         --------   --------
                          310,925    236,316
  Less accumulated

     amortization         113,478    101,831
                         --------   --------

                         $197,447   $134,485
                         ========   ========

        Amortization expense was $11,647 and $8,284 for the years ended December 31, 2004 and 2003, respectively.

        The future estimated minimum amortization expense that will be charged to operations as of December 31, 2004 is as follows:

Year ending
December 31,
------------
   2005         $ 11,647
   2006           11,647
   2007           11,647
   2008           11,647
   2009           11,647
Thereafter       120,464
                --------
                $178,699
                ========

NOTE 5. INCOME TAXES

        At December 31, 2004, the Company had federal and state tax net operating loss carryforwards of approximately $13,600,000. The difference between the operating loss carryforwards on a tax basis and a book basis is due principally to differences in depreciation, amortization, and treatment of stock options. The federal carryforwards begin to expire in 2009 and the state carryforwards began to expire in 2003.

        The Company had a net deferred tax asset of $1,670,000 at December 31, 2004 primarily from net operating loss carryforwards. A valuation allowance was recorded to reduce the net deferred tax asset to zero.

                                 GENELINK, INC.
                          NOTES TO FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2004 AND 2003

NOTE 6. STOCKHOLDERS' EQUITY TRANSACTIONS

            Common Stock

                  During the years ended December 31, 2004 and 2003, the Company issued 1,825,000 and 6,460,000 shares of common stock and 1,825,000 and 6,460,000 warrants to purchase common stock for cash consideration of $365,000 and $1,723,000, respectively. This is pursuant to private placement offerings in 2004 and 2003. Using the Black-Scholes methodology, the warrants were valued at $300,000 and $1,467,925, respectively.

                  The Company issued 303,000 and 1,006,500 shares of common stock for services rendered, valued at $90,720 and $200,582 for the years ended December 31, 2004 and 2003, respectively.

            Subscription Receivable-Officers

                  Since its inception, the Company advanced funds periodically to an officer. Subscription Receivable-Officers represents officer's loans and accrued interest of $ 0 and $1,016,635 at December 31, 2004 and December 31, 2003, respectively. The loans accrued interest using the average applicable monthly Federal Rates (AFRs). The loans were repaid in 2004.

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

                  Effective March 24, 2004, the Board of Directors decided to provide additional compensation payable to John DePhillipo and Maria DePhillipo to reflect the desire of the Board to treat the shares issued June 29, 2003 to John DePhillipo not as issuances in satisfaction of accrued but unpaid salary but as additional compensation.

                  To reflect the additional compensation granted, the Corporation recorded $544,469 of additional compensation to John DePhillipo during March 2004.

            Stock Options and Warrants

                  The Financial Accounting Standards Board has issued SFAS No. 123, which defines a fair value based method of accounting for an employee stock option and similar equity instruments and encourages all entities to adopt that method of

                                 GENELINK, INC.
                          NOTES TO FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2004 AND 2003

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

            During 2004, two officers were granted options to buy 1,000,000 shares of common stock for $0.40 per share. These options replaced expiring options of the same number to buy stock at $1.00 per share.

            A summary of the status of the Company's stock options and warrants as of December 31, 2004 and 2003, and changes during the years ending of those dates are presented below:

                                          2004                               2003
                                -------------------------        ----------------------------
                                                 Weighted                        Weighted
                                                 Average                          Average
                                                 Exercise                        Exercise
                                  Shares          Price            Shares          Price
                                ----------    --------------     ----------    --------------
Options/warrants outstanding
   at beginning of year         16,795,188    $         0.58     10,552,062    $         0.63
Granted                          6,449,999              0.48      7,472,501              0.48
Exercised                                -                 -       (920,000)            (0.40)
Expired                           (295,000)            (0.39)      (309,375)            (0.49)
Cancelled                       (2,131,250)            (0.98)             -                 -
                                ----------    --------------     ----------    --------------

Options/warrants outstanding
   at end of year               20,818,937              0.51     16,795,188              0.58
                                ==========    ==============     ==========    ==============
Options/warrants exercisable
   at end of year               19,898,937                       16,285,188
Weighted-average fair value
   of options granted during
   the year                                   $         0.23                   $         0.27

            The following table summarizes information about stock options and warrants outstanding at December 31, 2004:

                                 GENELINK, INC.
                          NOTES TO FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2004 AND 2003

                                    Weighted-Average
                     Number           Remaining
Exercise          Outstanding      Contractual Life       Exercisable
 Price            at 12/31/04          (Years)              Warrants
---------         ------------     ----------------       -------------
  0.10               798,820             1.00               798,820
  0.20             2,325,000             3.96             2,325,000
  0.25               365,000             4.52               365,000
  0.35               100,000             1.28               100,000
  0.40             6,825,000             2.05             6,825,000
  0.44               550,000             1.05               550,000
  0.45               920,000             3.12               920,000
  0.50             2,530,001             2.26             2,530,001
  0.60             2,206,250             3.89             2,206,250
  0.75               387,500             2.77               387,500
  0.82             1,200,000             2.27             1,200,000
  1.00             2,586,366             3.23             1,666,366
  1.50                25,000             0.24                25,000
               -------------                          -------------

                  20,818,937                             19,898,937
              ==============                          =============

            Had compensation cost of GeneLink, Inc.'s incentive stock options issued to officers been determined based on the fair value of options at the dates of award under the fair value method of SFAS 123, the Company's net loss and net loss per common share would have been reduced to the proforma amounts indicated below:

                                  2004             2003
                             -------------    -------------
Net loss:
   As reported               $  (2,114,619)   $  (1,180,265)
   Proforma                     (2,427,119)   $  (1,425,765)

Net loss per common share:
   As reported               $       (0.07)   $       (0.05)
   Proforma                          (0.08)           (0.06)

            Significant assumptions used to calculate the fair value of all options issued for services are as follows:

Risk free interest rate of return                                         7%
Expected option life                                              4-5.5 yrs.
Expected dividends                                                     $0.00
Expected volatility                                                      50%

            Treasury Stock

                  During the year ended December 31, 2002, 100,000 shares of common stock valued at $96,000 was returned to the Company and recorded as treasury stock. The stock was issued during 2001 for services rendered.

                  In relation to the settlement of the stock subscription receivable in 2004, 209,989

                                 GENELINK, INC.
                          NOTES TO FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2004 AND 2003

                  shares of common stock valued at $109,195 was returned to the Company and recorded as treasury stock.

               Private Placement Offerings

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

                  In July 2003, GeneLink, Inc. commenced a private placement offering of up to $500,000 of units at a price of $0.20 per unit, each unit consisting of 1 share of common stock and a warrant to acquire 1 share of common stock at an exercise price of $0.40 per share. These units are being offered pursuant to Regulation D of the Securities Act of 1933.

                  In October 2003, GeneLink, Inc. commenced a private placement offering of up to $500,000 of units at a price of $0.40 per unit, each unit consisting of 1 share of common stock and a warrant to acquire 1 share of common stock at an exercise price of $0.60 per share. These units are being offered pursuant to Regulation D of the Securities Act of 1933.

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

                                                           2004            2003
                                                       ------------    ------------
Net loss                                               $ (2,114,619)   $ (1,180,265)

Weighted average number of shares of common
   stock and common stock equivalents outstanding                 -               -
Weighted average number of common shares
   outstanding for computing basic earning per share     31,286,924      24,085,932
Dilute effect of warrants and stock options after
   application of the treasury stock method                       -               -

                                 GENELINK, INC.
                          NOTES TO FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2004 AND 2003

                                                             2004               2003
                                                       ---------------    ---------------
Weighted average number of common shares out-
   standing for computing diluted earnings per share        31,286,924         24,085,932
                                                       ===============    ===============

Net loss per share - basic and diluted                 $         (0.07)   $         (0.05)
                                                       ===============    ===============

        The following common stock equivalents are excluded from the earnings per share calculation as their effect would have been antidulitive:

                                                  Years Ended December 31
                                              ------------------------------
                                                   2004              2003
                                              -------------      -----------
Warrants and stock options                    $  20,818,937      $16,795,188
                                              =============      ===========

NOTE 8. ADVERTISING

        The Company expenses the production costs of advertising when incurred. Advertising expense was $165,363 and $49,190 for the years ended December 31, 2004 and 2003, respectively.

NOTE 9. RENT

        The Company leases its offices located in Margate, New Jersey at no cost from its officers other than maintenance and improvement costs.

NOTE 10. RELATED PARTY TRANSACTIONS

        On April 24, 2002, the Company entered into a Distribution Agreement with NuGenix, LLC ("NuGenix"), pursuant to which it granted NuGenix the right to distribute vitamin and nutritional supplement products and regimens developed utilizing the Company's proprietary genetic profiling technology (the "Products") in the direct selling market with North America. The Distribution Agreement granted to NuGenix an exclusive right through January 31, 2003 and a non-exclusive right for a period of five years thereafter to market and sell the Products within North America through the direct selling market. Revenues from NuGenix was $0 and $12,116 for the years ended December 31, 2004 and 2003, respectively.

        In connection with entering into the Distribution Agreement, the Company has agreed to loan NuGenix $500,000 to fund NuGenix's operations, which was included in advances totaling $515,054 as of December 31, 2003. NuGenix is entirely owned by DePhillipo Family, LLC, which in turn is owned by the adult children of John R. DePhillipo, the Chief Executive Officer and President and a member of the Board of Directors of the Company. The disposition of the note is described in Note 11.

        In addition to the cash advanced of $182,054 and $333,000, the Company issued NuGenix 160,606 shares of Common Stock valued at $53,000 as part of the advances outstanding at December 31, 2003.

                                 GENELINK, INC.
                          NOTES TO FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2004 AND 2003

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

            Short Term Loans Payable

               As of December 31, 2004, the Company has various shareholders of the company provided short term obligations, as follows:

                                                           2004                2003
                                                       ------------        -------------
Note payable, due July 27, 2005 with
   interest at  6%.  All interest and principal
   due at maturity.                                    $     50,000        $           -

Note payable, due January 1, 2005 with
   interest at  6%.  All interest and principal
   due at maturity.                                          50,000                    -

Note payable, due July 28, 2005 with
   interest at  6%.  All interest and principal
   due at maturity.                                          25,000                    -

Note payable, due January 31, 2005 with
   interest at  6%.  All interest and principal
   due at maturity.                                         100,000                    -
                                                       ------------        -------------

                                                            225,000                    -
Less: Discount for warrants issued                          (11,101)                   -
                                                       ------------        -------------

Total short term loans payable                         $    213,899        $           -
                                                       ============        =============

                                 GENELINK, INC.
                          NOTES TO FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2004 AND 2003

            Loans Payable-Affiliates

              The Company's unsecured long-term debt as of December 31, 2004 and 2003 consists of loans from various shareholders with no stated repayment terms.

                                                                     2004               2003
                                                                -------------      --------------
Total obligations                                               $           -      $       33,000
   Less current portion                                                     -                   -
                                                                -------------      --------------

                                                                $           -      $       33,000
                                                                 ------------      ==============

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

NOTE 11. EXTRAORDINARY ITEMS

         As of December 31, 2003, the Company advanced to a related party (NuGenix) $1,515,054, respectively, of which a total of $500,000 is evidenced by a promissory note. The loan was for a three-year term, accrues interest at the rate of six percent (6%) per year and granted the Company the right to convert the principal balance of the loan into an equity position in NuGenix. Although the note did not mature until 2005, the Company's belief, after continuing reevaluation, was that NuGenix did not possess the ability to be able to repay the note or provide liquidity to convert its stock

                                 GENELINK, INC.
                          NOTES TO FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2004 AND 2003

         into cash. Therefore, management determined that the additional advance should be written off.

         The Company was involved in a trademark opposition regarding the use of its trademark GeneLink(R). In the case, a settlement was reached pursuant to which the Company received settlement payment. The Company was awarded $416,000 in damages and paid out $274,845 in legal fees, resulting in a net gain of $141,155.

NOTE 12. GOING CONCERN

         The Company's financial statements are prepared using generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company incurred an operating loss of $2,114,619 and $1,180,265 for the years ended December 31, 2004 and 2003, respectively. The Company reported a deficit of $9,483,543 and $7,368,924 as of December 31, 2004 and 2003, respectively. The Company has announced marketing plans to enhance sales and, as a result, management believes that they will be able to generate sufficient revenue and cash flow for the Company to continue as a going concern. Should the Company be unable to continue as a going concern, assets and liabilities would require restatement on a liquidation basis that would differ materially from the going concern basis.

NOTE 13. COMMITMENTS AND CONTINGENCIES

         The Company has received a notice of an alleged patent infringement from an Australian bioscience company. It is the opinion of patent counsel that there is no infringement, and that in the event there is an infringement, management believes it will not have a material effect on the Company's business and financial position.

NOTE 14. SUBSEQUENT EVENTS

         In January 2005, the terms of the $100,000 short term obligation to a shareholder were finalized. At that time, 200,000 warrants were issued in relation to this obligation. These options were not outstanding as of December 31, 2004.

         In January 2005, a shareholder converted $125,000 of loans into 640,369 shares and 640,369 warrants to acquire common stock at an exercise price of $0.20 per share.

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

      With the participation of management, our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the design and operation of our disclosure controls and procedures at the conclusion of the fiscal quarter ended December 31, 2004. Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective in ensuring that material information required to be disclosed is included in the reports that it files with the Securities and Exchange Commission.

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

                                    PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS.

     Officers and Directors

      Information with respect to each of the executive officer and director is set forth below

Name                           Age    Position
----                           ---    --------
John R. DePhillipo             63     Chief Executive Officer,
                                      Secretary, Director

Robert P. Ricciardi, Phd.      58     Treasurer, Director

Mr. DePhillipo has been an officer and director of the Company since its formation in 1995. Mr. DePhillipo, educated at Temple University in Business Administration, served from 1990 to 1994 as the Chairman/CEO of Applied Safety, Inc., which developed a retro-fit driver's side airbag for installation in new or used vehicles.

Dr. Ricciardi has been an officer and director of the company since its formation in 1995. Dr. Robert Ricciardi is a Professor of Microbiology at the University of Pennsylvania, where he served as Chairman of the Microbiology and Virology Program of the Molecular Biology Graduate Group. He received his Ph.D. from the University of Illinois at Urbana in cellular biology. He was a postdoctoral fellow at Brandeis University and Harvard Medical School in the Department of Biological Chemistry and was awarded fellowships by the American Cancer Society, National Institute of Health and Charles A. King Trust. He developed one of the first techniques in molecular biology that has been widely used both to map genes and determine the proteins they encode. While most of his research has centered on basic mechanisms of cancer, he has developed patented recombinant delivery vectors for use as vaccines as well as mechanistic screening methods to discover therapeutic drugs against cancers. Dr. Ricciardi has served as a consultant to The National Institutes of Health, Smith Kline and Beckman's Department of Molecular Genetics, and Children's Hospital of Philadelphia's Department of Infectious Disease. He has authored more than 80 publications, has been awarded a NATO Visiting Professorship at Ferrara Medical School, Italy, and has been an invitational speaker at various scientific meetings and universities.

Audit Committee

      The entire Board of Directors acts as the Audit Committee. The Audit Committee does not have an audit committee financial expert or any independent directors. The Company has not been able to attract qualified members to serve on its Board of Directors who would be independent and who would qualify as financial experts.

Section 16(a) Beneficial Ownership Reporting Compliance.

      Based solely on our review of certain reports filed with the Securities and Exchange Commission pursuant to Section 16(a) of the Securities Exchange Act of 1934 (the "1934 Act"), as amended and written representations of the Company's officers and directors, we believe that all reports required to be filed pursuant to the 1934 Act with respect to transactions in our Common Stock through December 31, 2004 were filed on a timely basis.

Code of Ethics.

      We have adopted a code of conduct that applies to all employees, including our principal executive officer, principal financial officer, principal accounting officer or controller and persons performing similar functions. A copy of our code of conduct is attached as Exhibit 14 to our Annual Report on form 10-KSB for the year ended December 31, 2003.

ITEM 10. EXECUTIVE COMPENSATION

                             EXECUTIVE COMPENSATION

                           SUMMARY COMPENSATION TABLE

                          Year            Annual Compensation                     Long-Term Compensation
                          ----     ----------------------------------   ---------------------------------------
                                                                                 Awards                 Payouts
                                                                        --------------------------      -------
                                                                                          (g)
                                                                           (f)         Securities
                                                             (e)        Restricted     Under-Lying         (h)             (i)
          (a)                         (c)        (d)     Other Annual     Stock          Options/         LTIP          All Other
   Name and Principal     (b)       Salary      Bonus    Compensation    Award(s)         SARs           Payouts      Compensation
        Position          Year        ($)        ($)         ($)           ($)            (#)              ($)             ($)
   ------------------     ----      ------      -----    ------------    --------         ----           -------      ------------
                          2004     $300,000    $5,000    $544,919(2)       ---            ---                          $4,800(5)

John R. DePhillipo,       2003     $334,814       ---    $544,465(3)       ---            ---                          $4,800(5)
Chief Executive Officer
                          2002     $183,012       ---        ---           ---            ---         $100,000(4)      $4,800(5)

                                                  ---        ---           ---            ---

                          2004     $ 96,631(1)    ---        ---           ---            ---                             ---

Robert P. Ricciardi,      2003     $ 87,846(1)    ---        ---           ---            ---                             ---
Ph.D., Treasurer
                          2002     $ 79,860(1)    ---        ---           ---            ---         $100,000(4)         ---

      (1)   This amount has accrued but has not been paid. As of December 31,
                 2004, the Company owed Dr. Ricciardi an aggregate of $432,937 for compensation earned but not received.

      (2)   Value of accrued compensation owed by the Company to Mr. DePhillipo offset against loans owed to the Company by Mr. DePhillipo.

      (3)   Represents the value of common shares issued to Mr. DePhillipo in
                 2003.

      (4)   Represents the value of vested $.10 options issued for deferred compensation.

      (5)   Represents the cost of life insurance premiums provided from the
                 Company.

                      OPTION/SAR GRANTS IN LAST FISCAL YEAR

                                                             Individual Grants
                           --------------------------------------------------------------------------------------------
                                   (b)                      (c)
                           Number of Securities   Percent of Total Options/           (d)                        (e)
       (a)                  Underlying Option/          SARs Granted to         Exercise of Base             Expiration
       Name                  SARs Granted (#)      Employees in Fiscal Year       Price ($/Sh)                  Date
       ----                  ----------------      ------------------------       ------------               ----------
John R. DePhillipo                  0                         0                        ---                      ---

Robert P. Ricciardi                 0                         0                        ---                      ---

                     AGGREGATED OPTION/SAR EXERCISES IN LAST
                    FISCAL YEAR AND F/Y-END OPTION/SAR VALUES

                                                                         (d)                          (e)
                                                                 Number of Securities        Value of Unexercised
                                                                Underlying Unexercised           In-the-Money
                              (b)                               Options/SARs at Fiscal      Options/SARs at Fiscal
         (a)            Shares Acquired          (c)                 Year-End (#)                Year-End ($)
        Name            On Exercise (#)    Value Realized     Exercisable/Unexercisable    Exercisable/Unexercisable
        ----            ---------------    --------------     -------------------------    -------------------------
 John R. DePhillipo            0                  -              4,478,820/1,300,000              $75,847/$0

Robert P. Ricciardi            0                  -                  2,000,000/0                  $78,000/$0

Employment Agreements with Executive Officers

The Company entered into a five (5) year employment agreement with John DePhillipo, the Chief Executive Officer and President of the Company, dated January 1, 2003. The initial base compensation was $275,000 for 2003. Each calendar year thereafter, the base shall increase by the greater of $25,000 or a larger amount determined by the Board. The employment agreement also calls for an annual bonus equal to ten percent (10%) of earnings of the Company in each calendar year in excess of $1,500,000, up to $1 million in the aggregate. In addition, pursuant to the employment agreement, Mr. DePhillipo has been granted options to acquire 1,500,000 shares of the Company's Common Stock at an exercise price of $1.00 per share, vesting in five (5) equal annual installments commencing December 31, 2003. The employment agreement provides for a change in control payment equal to two times Mr. DePhillipo's base salary plus payment of any bonuses that have not been earned as of such date.

The Company has entered into a consulting agreement with Dr. Ricciardi dated February 24, 1998, which provides for initial compensation of $30,000 per year in 1998 and $60,000 per year in 1999, a ten percent (10%) increase in compensation each year thereafter, an initial term of (5) years, the grant of options to acquire 1,000,000 shares at an exercise price of $0.10 per share, and requires Dr. Ricciardi to perform eight (8) hours of consulting services per week. Dr. Ricciardi's consulting agreement provides for a change in control payment equal to two times the compensation in effect.

Compensation of Directors and Meeting of Directors

      Directors of the Company are not paid any fees for service as directors of the Company. The Board of Directors met four (4) times in 2004. Each director attended each meeting.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

                             PRINCIPAL SHAREHOLDERS

         Security Ownership of Management and Certain Beneficial Owners

      The following table sets forth certain information as of March 1, 2005 (the record date for the Special Meeting) regarding the ownership of common stock (i) by each person known by the Company to be the beneficial owner of more than five percent of the outstanding Common Stock, (ii) by each current officer and director of the Company and (iii) by all current officers and directors of the Company as a group. Unless otherwise stated, the beneficial owners exercise sole voting and/or investment power over their shares.

                                                           Number of Shares                     Approximate Percentage
            Name                                          Beneficially Owned                    Of Stock Outstanding
            ----                                          ------------------                    ----------------------
John R. and Maria D. DePhillipo                              8,725,405(1)                               22.4%
100 S. Thurlow Avenue
Margate, NJ 08402

Robert P. Ricciardi                                          4,710,000(2)                               12.9%
100 S. Thurlow Avenue
Margate, NJ 08402

Kenneth R. Levine                                            3,423,674(3)                                9.6%
1776 Broadway
Suite 1403
New York, NY 10019

Directors and Officers as a                                 13,435,405(1)(2)                            32.8%
Group

(1) Includes currently exercisable options held by John R. DePhillipo to acquire 4,478,820 shares of the Company's Common Stock. Also includes 3,235,885 shares held by John R. DePhillipo and 1,010,700 shares held by Maria D. DePhillipo, his wife. Mr. DePhillipo disclaims beneficial ownership of the shares held by Maria
D. DePhillipo. Mrs. DePhillipo is the trustee of various family trusts owning an aggregate of 470,000 shares of Common Stock and disclaims any beneficial ownership of these shares.

(2) Includes currently exercisable options to acquire 2,000,000 shares of the Company's Common Stock.

(3) Includes currently exercisable warrants to acquire 1,187,869 shares of the Company's Common Stock.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      None

ITEM 13.

(a)   EXHIBITS, LIST AND REPORTS ON FORM 8-K

      (1) Financial Statements. The financial statements required to be filed are presented beginning on page 21.

      (2) Exhibits. The following Exhibits have been filed pursuant to Item 601 of Regulation S-B.

Exhibit Number                            Description
--------------                            -----------
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

                           GENELINK, INC.
                           Registrant

Date: March 28, 2005       By:   /s/ John R. DePhillipo
                              ----------------------------------------------
                              John R. DePhillipo, Chairman, Chief Executive Officer and President

      In accordance with the Exchange Act this report has been signed below by the following persons on behalf of the registrant and in the capacities and the dates indicated.

             SIGNATURES                                        CAPACITY                               DATE
             ----------                                        --------                               ----
/s/ John R. DePhillipo                            Principal Executive Officer, Principal         March 28, 2005
------------------------------------              Financial Officer and Director
John R. DePhillipo
Chairman and Chief Executive Officer

/s/ Robert P. Ricciardi                           Director                                       March 28, 2005
------------------------------------
Robert P. Ricciardi