Form 10QSB
period 2005-03-31
GENELINK INC
filed 2005-05-13
CIK 941020

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                    QUARTERLY REPORT FOR THE QUARTERLY PERIOD
                              ENDED MARCH 31, 2005

                           COMMISSION FILE NO. 0-28077

                                 GENELINK, INC.
                 ----------------------------------------------
                 (Name of Small Business Issuer in its charter)

            PENNSYLVANIA                                        23-2795613
  ---------------------------------                      ---------------------
   (State or other jurisdiction of                           (I.R.S. Employer
    incorporation or organization                           Identification No.)

          100 S. Thurlow Street
           Margate, New Jersey                                     08402
     ------------------------------                            -------------
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

         Number of Shares of Common Stock
         Outstanding on May 6, 2005                    35,674,198

Transitional Small Business Disclosure Format        Yes [ ]  No  [X]

                          GENELINK, INC. AND SUBSIDIARY

                                                                                                  Page No.

PART I.  FINANCIAL INFORMATION

ITEM 1.  Financial Statements.

         Consolidated Balance Sheets at March 31, 2005 (unaudited) and December 31, 2004              3

         Consolidated Statements of Operations for the three months ended March 31, 2005              4
         and 2004 (unaudited)

         Consolidated Statements of Cash Flows for the three months ended March 31, 2005            5-6
         and 2004 (unaudited)

         Notes to Interim Consolidated Financial Statements                                         7-8

                                                   GENELINK, INC. AND SUBSIDIARY
                                                     CONSOLIDATED BALANCE SHEETS

                                                                                        (UNAUDITED)
                                                                                          MARCH 31,           DECEMBER 31,
                                                                                            2005                  2004
                                                                                        ------------          ------------
  ASSETS
      Cash and cash equivalents                                                         $     50,940           $   155,689
      Accounts receivable                                                                     55,736                23,239
      Inventory                                                                               16,029                19,691
      Prepaid expenses                                                                        63,610                72,722
                                                                                        ------------           -----------
           Total current assets                                                              186,315               271,341

  Property and equipment                                                                      93,387                96,517
  Other assets                                                                               215,103               197,447
                                                                                        ------------           -----------
                                      Total assets                                      $    494,805           $   565,305
                                                                                        ------------           -----------
  LIABILITIES
      Accounts payable and accrued expenses                                             $    247,993           $    95,800
      Accrued payroll taxes                                                                   14,299                21,963
      Loans payable                                                                           68,657               213,899
                                                                                        ------------           -----------
           Total current liabilities                                                         330,949               331,662

  Accrued compensation                                                                       459,511               432,937
                                                                                        ------------           -----------
                                    Total liabilities                                        790,460               764,599
                                                                                        ------------           -----------
  SHAREHOLDERS' EQUITY (DEFICIENCY)
    Common stock, $.01 par value, 75,000,000 shares authorized, 34,755,868 and
    33,133,011 shares issued, 34,349,699 and 32,726,842 outstanding as of March
    31, 2005 and December 31, 2004, respectively                                             347,559               331,330
  Treasury stock, 406,169 shares as of March 31, 2005 and December 31, 2004                 (315,055)             (315,055)
  Additional paid in capital                                                               6,657,653             6,635,552
  Stock warrants                                                                           2,869,219             2,632,422
  Accumulated deficit                                                                     (9,855,031)           (9,483,543)
                                                                                        ------------           -----------
                      Total shareholders' equity (deficiency)                               (295,655)             (199,294)
                                                                                        ------------           -----------
                      Total liabilities and shareholders' equity (deficiency)           $    494,805           $   565,305
                                                                                        ------------           -----------

               THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE
                       CONSOLIDATED FINANCIAL STATEMENTS

                                                   GENELINK, INC. AND SUBSIDIARY
                                           CONSOLIDATED STATEMENTS OF OPERATIONS
                                                                     (UNAUDITED)

THREE MONTHS ENDED MARCH 31,                                                                2005                  2004
----------------------------                                                            ------------           -----------
REVENUE                                                                                 $    155,581           $    25,208

COSTS OF GOODS SOLD                                                                           29,907                21,548
                                                                                        ------------           -----------

GROSS PROFIT                                                                                 125,674                 3,660
                                                                                        ------------           -----------
EXPENSES
         Selling, general and administrative                                                 288,441               870,512
         Consulting                                                                           60,523               109,142
         Professional fees                                                                    70,069               114,989
         Advertising and promotion                                                            71,455                28,910
         Amortization and depreciation                                                         6,674                 5,424
                                                                                        ------------           -----------
                                                                                             497,162             1,128,977
                                                                                        ------------           -----------

NET LOSS BEFORE PROVISION FOR INCOME TAXES                                                  (371,488)           (1,125,317)

PROVISION FOR INCOME TAXES                                                                         0                     0
                                                                                        ------------           -----------

NET LOSS                                                                                $   (371,488)          $(1,125,317)
                                                                                        ------------           -----------

NET LOSS PER SHARE, BASIC & DILUTED                                                     $      (0.01)          $     (0.04)
                                                                                        ------------           -----------

         Weighted average common shares and diluted
         potential common shares                                                          33,456,525            31,013,232
                                                                                        ============           ===========

               THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE
                       CONSOLIDATED FINANCIAL STATEMENTS.

                                                   GENELINK, INC. AND SUBSIDIARY
                                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                                     (UNAUDITED)

THREE MONTHS ENDED MARCH 31,                                                                2005                   2004
----------------------------                                                            -------------          -------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss                                                                             $   (371,488)          $ (1,125,317)
   Adjustments to reconcile net loss to net cash used in
     operating activities
     Depreciation and amortization                                                             6,674                  5,424
     Amortization of discounts on loans payable                                               22,791                      0
     Common stock issued for services                                                              0                 56,520
     Fair value of options granted for consulting services                                    11,520                 17,200
     Changes in operating assets and liabilities
                  Accounts receivable                                                        (32,497)                 5,297
                  Inventory                                                                    3,662                 (4,606)
                  Prepaid expenses                                                             9,112                 11,006
                  Other assets                                                               (11,254)                     0
                  Accounts payable and accrued expenses                                      155,267                 27,240
                  Accrued payroll taxes                                                       (7,664)                18,140
                  Accrued compensation                                                        26,574                121,077
                                                                                        ------------           ------------

Net cash used in operating activities                                                       (187,303)              (868,019)
                                                                                        ------------           ------------

CASH FLOWS FROM INVESTING ACTIVITIES
   Capital expenditures                                                                            0                (20,530)
   Patent acquisition costs                                                                   (9,946)                (9,672)
                                                                                        ------------           ------------

Net cash used in investing activities                                                         (9,946)               (30,202)
                                                                                        ------------           ------------

CASH FLOWS FROM FINANCING ACTIVITIES
   Contribution of services by officer                                                             0                448,000
   Repayment of loan from affiliate                                                                0                (33,000)
   Repayment of loan payable                                                                 (25,000)                     0
   Proceeds relating to issuance of common stock, net                                        117,500                      0
                                                                                        ------------           ------------

Net cash provided by financing activities                                               $     92,500           $    415,000
                                                                                        ------------           ------------

               THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE
                       CONSOLIDATED FINANCIAL STATEMENTS.

                                                   GENELINK, INC. AND SUBSIDIARY
                                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                                     (UNAUDITED)

THREE MONTHS ENDED MARCH 31,                                                                2005                   2004
----------------------------                                                            ------------           ------------
NET DECREASE IN CASH AND                                                                $   (104,749)          $   (483,221)
  CASH EQUIVALENTS

Cash and cash equivalents, beginning of period                                               155,689                746,082
                                                                                        ------------           ------------

Cash and cash equivalents, end of period                                                $     50,940           $    262,861
                                                                                        ------------           ------------
SUPPLEMENTARY CASH FLOW INFORMATION
  Income taxes paid                                                                                0                      0
   Interest paid                                                                                   0                      0

NON-CASH FINANCING TRANSACTIONS:
  Accrued interest on subscriptions receivable                                                     0                 12,300
  Issuance of common stock for services                                                       51,150                 56,520
  Stock warrants granted for services                                                         39,420                      0

               THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE
                       CONSOLIDATED FINANCIAL STATEMENTS.

                                                   GENELINK, INC. AND SUBSIDIARY
                              NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

1 - DESCRIPTION OF
      ORGANIZATION
                      BUSINESS ORGANIZATION

                      GeneLink, Inc. (the Company) and Subsidiary
                      (Dermagenetics, Inc.) operate in New Jersey. The Company is organized under the laws of the Commonwealth of Pennsylvania and Dermagenetics, Inc. is organized under the laws of the State of Delaware. The Company is the successor to a Delaware corporation organized under the same name on September 21, 1994. The Company's offices are located in Margate, New Jersey.

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

                      The Company has created three proprietary genetic indicator tests (GeneLink's Genesis 1 Program) and has filed three patent applications. These tests are designed to measure genes that can contribute to disease and aging, predict an individual's risk for skin aging, and predict an individual's susceptibility to obesity. The Company's patented DNA Collection Kit will be used for the Program, which can assist nutritional companies and medical, health and anti-aging practitioners to offer a "more targeted" and improved approach to wellness/nutritional therapies.

                      On December 4, 2004, the Company formed a wholly owned subsidiary, Dermagenetics, Inc., to service the custom skin care market.

                                                   GENELINK, INC. AND SUBSIDIARY
                              NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

2 - BASIS OF          The accompanying unaudited financial statements have been
    PRESENTATION      prepared by the Company in accordance with the
                      instructions to Form 10-Q and Article 10 of Regulation S-X relating to interim financial statements. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the consolidated financial statements and notes thereto included in the Annual Report on Form 10-K of GeneLink, Inc. and Subsidiary for the year ended
                      December 31, 2004.

                      In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary to present fairly the information set forth in the accompanying financial statements have been included. The results reported in these financial statements for the three-month period ended March 31, 2005 should not be regarded as necessarily indicative of results that may be expected for the year ended December 31, 2005.

3 - SHAREHOLDERS'     COMMON STOCK
    EQUITY
    TRANSACTIONS      The Company issued 232,500 shares of common stock valued
                      at $51,150 and 232,500 warrants to purchase common stock valued at $27,900 as commissions for fundraising for the three months ended March 31, 2005.

                      The Company issued 128,000 warrants to purchase common stock valued at $11,520 for consulting services for the three months ended March 31, 2005.

                      Pursuant to private placement offerings, the Company issued 750,000 shares of common stock and 750,000 warrants to purchase common stock for cash consideration of $150,000. Using the Black-Scholes methodology, the warrants were valued at $40,000.

                      During the three months ended March 31, 2005, loans payable of $125,000 and accrued interest of $3,074 was converted into 640,369 shares of common stock and 640,369 warrants to purchase common stock at an exercise price of $.20 per share. In connection with one of the loans originating in 2004, 200,000 warrants were issued at an exercise price of $.25.

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

      Operating results for the three-month period ended March 31, 2005 are not necessarily indicative of the results that may be expected for the full fiscal year.

LIQUIDITY AND CAPITAL RESOURCES

      For the three-month period ended March 31, 2005, the Company's primary liquidity requirements have been the implementation and funding of its sales and marketing efforts in the nutragenetics and dermagenetics fields, the payment of compensation to officers and other employees and the payment of accounts payable. In the first three months of 2005, the Company raised $117,500, through the issuance of common stock and warrants.

      Cash and cash equivalents at March 31, 2005 amounted to $50,940 as compared to $155,689 at December 31, 2004, a decrease of $104,749. During the first three months of 2005, the Company's operating activities utilized $187,303, as compared to $868,019 for the first three months of 2004, a decrease of $680,716, primarily resulting from decreased compensation expenses to the Company's officers. Cash utilized during these periods resulted from Company's net losses for such periods.

      Investing activities utilized $9,946 for the three months ended March 31, 2005 as compared to utilizing $30,202 for the three months ended March 31, 2005, a decrease of $20,256. Financing activities provided $92,500 for the three month period ended March 31, 2005 as compared to $415,000 for the three months ended March 31, 2004, a decrease of $322,500. Financing activities in the three months ended March 31, 2005 resulted from the issuance of common stock and warrants.

      The Company will require approximately $1,000,000 to implement its sales and marketing strategy for the balance of 2005 and to fund its research and development efforts for the balance of 2005. The Company intends to raise funds through a private placement of securities. Unless the Company can increase its revenues and increase its stock price, it is unlikely that the Company will be able to secure such financing. If the Company is not able to secure such additional required capital, it will continue to realize negative cash flow and losses and may not be able to continue operations.

COMPARISON OF THREE MONTHS ENDED MARCH 31, 2005 TO THREE MONTHS ENDED MARCH 31, 2004

FINANCIAL CONDITION

      Assets of the Company decreased from $565,305 at December 31, 2004 to $494,805 at March 31, 2005, a decrease of $70,500. This decrease was primarily due to a decrease in cash from $155,689 at December 31, 2004 to $50,940 at March 31, 2005, a decrease of $104,749, reflecting the use of cash for operating expenses, as partially offset by an increase in accounts receivable from $23,239 at December 31, 2004 to $55,736 at March 31, 2005, an increase of $32,497, reflecting the increase in revenues generated by the Company in the first quarter of 2005.

      Liabilities of the Company increased from $764,599 at December 31, 2004 to $790,460 at March 31, 2005, an increase of $25,861. This increase was primarily due to an increase in accounts payable and accrued expenses from $95,800 at December 31, 2004 to $247,993 at March 31,2005, an increase of $152,193, as partially offset by a decrease in loans payable from $213,899 at December 31, 2004 to $68,657 at March 31, 2005, a decrease of $145,242. On January 1, 2005, a shareholder of the Company converted $125,000 principal amount of loans into common stock of the Company.

CURRENT YEAR PERFORMANCE AND EARNINGS OUTLOOK

      Revenues. Total revenues for the three months ended March 31, 2005 were $155,581 as compared to $25,208 for the three months ended March 31, 2004, an increase of $130,373, primarily resulting from the Company realizing additional revenues from its nutragenetics and dermagenetics business, particularly in the spa industry.

      Expenses. Total expenses for the three months ended March 31, 2005 were $497,162 as compared to $1,128,977 for the three months ended March 31, 2004, a decrease of $631,815, primarily resulting from a decrease in selling, general and administrative expenses from $870,512 for the three months ended March 31, 2004 to $288,441 for the three months ended March 31, 2005, a decrease of $582,071. This decrease relates to a one-time expense incurred in the three months ended March 31, 2004 as the Company recognized $544,469 of additional compensation to an officer in March 2004 relating to stock granted in June 2003.

      Losses. The Company incurred a loss of $371,488 for the three months ended March 31, 2005 as compared to a loss of $1,125,317 for the three months ended March 31, 2004, a decrease of $753,829. This decrease in the amount of losses incurred is primarily due to the $130,373 increase in revenues during the first three months of 2005, together with the $631,815 decrease in expenses during the first three months of 2005 as compared to the same period in 2004.

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

PART II. OTHER INFORMATION


Item 6. Exhibits and Reports on Form 8-K.

        (a)   Exhibit No.

              31. Certificate of the Chief Executive Officer and Chief Financial
                  Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

              32 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

        (b)   Reports on Form 8-K

              None

                                   * * * * * *

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 GENELINK, INC.
                                  (Registrant)

Date:  May 12, 2005                     By: /s/ John R. DePhillipo
                                            -----------------------------------
                                            John R. DePhillipo, Chief Executive
                                            Officer and Chief Financial Officer