Form 10QSB
period 2005-06-30
GENELINK INC
filed 2005-08-12
CIK 941020

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                    QUARTERLY REPORT FOR THE QUARTERLY PERIOD
                               ENDED JUNE 30, 2005

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

              Number of Shares of Common Stock
              Outstanding on August 4, 2005                        36,157,868


         Transitional Small Business Disclosure Format     Yes [  ]   No [X]

PART I.  FINANCIAL INFORMATION

ITEM 1.  Financial Statements.                                                         Page

         Consolidated Balance Sheets at June 30, 2005 (unaudited) and December
         31, 2004                                                                       3

         Consolidated Statements of Income for the three months and six months
         ended June 30, 2005 and 2004 (unaudited)                                       4

         Consolidated Statements of Cash Flows for the six months ended June 30,
         2005 and 2004 (unaudited)                                                      5-6

         Notes to Interim Consolidated Financial Statements                             7-9

                                                   GENELINK, INC. AND SUBSIDIARY
                                                     CONSOLIDATED BALANCE SHEETS

                                                                                      (UNAUDITED)
                                                                                     JUNE 30, 2005   DECEMBER 31, 2004
--------------------------------------------------------------------------------------------------------------------
ASSETS
    Cash and cash equivalents                                                         $     34,577      $    155,689
    Accounts receivable                                                                     64,029            23,239
    Inventory                                                                               23,744            19,691
    Prepaid expenses                                                                        65,011            72,722
--------------------------------------------------------------------------------------------------------------------
         Total current assets                                                              187,361           271,341

Property and equipment                                                                     139,140            96,517
Other assets                                                                               217,137           197,447
--------------------------------------------------------------------------------------------------------------------
                                    Total assets                                      $    543,638      $    565,305
====================================================================================================================
LIABILITIES
    Accounts payable and accrued expenses                                             $    298,822      $     95,800
    Accrued payroll taxes                                                                    7,956            21,963
    Loans payable                                                                           73,414           213,899
--------------------------------------------------------------------------------------------------------------------
         Total current liabilities                                                         380,192           331,662

Accrued compensation                                                                       486,084           432,937
--------------------------------------------------------------------------------------------------------------------
                                  Total liabilities                                        866,276           764,599
--------------------------------------------------------------------------------------------------------------------
SHAREHOLDERS' EQUITY (DEFICIENCY)
  Common stock, $.01 par value, 75,000,000 shares authorized,
  36,364,538 and 33,133,011 shares
  issued, 35,958,368 and 32,726,842 outstanding as of June 30, 2005
  and December 31, 2004, respectively                                                      363,646           331,330
Treasury stock, 406,169 shares as of June 30, 2005 and December 31, 2004                  (315,055)         (315,055)
Additional paid in capital                                                               6,892,260         6,635,552
Stock warrants                                                                           2,955,559         2,632,422
Accumulated deficit                                                                    (10,219,048)       (9,483,543)
--------------------------------------------------------------------------------------------------------------------
                    Total shareholders' equity (deficiency)                               (322,638)         (199,294)
--------------------------------------------------------------------------------------------------------------------
                    Total liabilities and shareholders' equity (deficiency)           $    543,638      $    565,305
--------------------------------------------------------------------------------------------------------------------

         THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONSOLIDATED
                              FINANCIAL STATEMENTS

                                                   GENELINK, INC. AND SUBSIDIARY
                                           CONSOLIDATED STATEMENTS OF OPERATIONS
                                                                     (UNAUDITED)


                                                              FOR THE           FOR THE           FOR THE           FOR THE
                                                           THREE MONTHS      THREE MONTHS       SIX MONTHS        SIX MONTHS
                                                               ENDED             ENDED             ENDED             ENDED
                                                           JUNE 30, 2005     JUNE 30, 2004     JUNE 30, 2005     JUNE 30, 2004
                                                           -------------     -------------     -------------     -------------
REVENUE                                                     $    133,602      $     73,193           289,185      $     98,401
COST OF GOODS SOLD                                                57,476            33,429           109,789            54,976
------------------------------------------------------------------------------------------------------------------------------
GROSS PROFIT                                                      76,126            39,764           179,396            43,425
------------------------------------------------------------------------------------------------------------------------------

EXPENSES
         Selling, general and administrative                     296,403           228,348           599,018         1,106,059
         Consulting                                               39,928            89,625           100,452           198,767
         Professional fees                                        35,908            40,780           107,184           148,570
         Advertising and promotion                                54,266             7,619            90,828            36,529
         Amortization and depreciation                            10,744             6,359            17,418            11,783
------------------------------------------------------------------------------------------------------------------------------
                                                                 437,249           372,731           914,900         1,501,708
------------------------------------------------------------------------------------------------------------------------------

NET LOSS BEFORE PROVISION FOR
INCOME TAXES                                                    (361,123)         (332,967)         (735,504)       (1,458,283)

PROVISIONS FOR INCOME TAXES                                            0                 0                 0                 0
------------------------------------------------------------------------------------------------------------------------------

NET LOSS                                                    $   (361,123)     $   (332,967)     $   (735,504)     $ (1,458,283)
==============================================================================================================================

NET LOSS PER SHARE BASIC AND DILUTED                        $      (0.01)     $      (0.01)     $      (0.02)     $      (0.05)
==============================================================================================================================

Weighted average common shares and diluted potential
common shares                                                 35,654,750        31,124,999        34,086,963        31,043,232

------------------------------------------------------------------------------------------------------------------------------

         THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONSOLIDATED
                              FINANCIAL STATEMENTS

                                                   GENELINK, INC. AND SUBSIDIARY
                                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                                     (UNAUDITED)

SIX MONTHS ENDED JUNE 30                                                   2005             2004
----------------------------------------------------------------------------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                              $   (735,504)     $ (1,458,283)
Adjustments to reconcile net loss
   to net cash used by operating activities
   Depreciation and amortization                                            17,418            11,783
   Amortization of discounts on loans payable                               27,548             1,563
   Common stock issued for services                                         46,034           100,070
   Fair value of options granted for consulting services                    27,520            17,200
   Changes in operating assets and liabilities
         Accounts receivable                                               (40,790)          (26,059)
         Inventory                                                          (4,053)           (4,606)
         Prepaid expenses                                                    7,711            72,732
         Other assets                                                       18,020                 0
         Accounts payable and accrued expenses                             206,095            69,075
         Accrued payroll taxes                                             (14,007)          (36,654)
         Deposits                                                                0            (4,375)
         Accrued compensation                                               53,147           145,235
----------------------------------------------------------------------------------------------------

Net cash used by operating activities                                     (390,861)       (1,112,319)
----------------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES
   Capital expenditures                                                    (52,797)          (33,960)
   Patent acquisition costs                                                (44,954)          (54,206)
----------------------------------------------------------------------------------------------------

Net cash used by investing activities                                      (97,751)          (88,166)
----------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
   Contribution of services by officer                                           0           448,000
   Proceeds relating to issuance of common stock (net)                     392,500                 0
   Proceeds from note payable                                                    0            31,250
   Proceeds from issuance of warrants                                            0            18,750
   Repayment of loan payable                                               (25,000)          (33,000)
----------------------------------------------------------------------------------------------------

Net cash provided by financing activities                             $    367,500      $    465,000
----------------------------------------------------------------------------------------------------

         THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONSOLIDATED
                              FINANCIAL STATEMENTS

                                                   GENELINK, INC. AND SUBSIDIARY
                                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                                     (UNAUDITED)

SIX MONTHS ENDED JUNE 30                                                2005             2004
-------------------------------------------------------------------------------------------------

NET DECREASE IN CASH AND CASH EQUIVALENTS                            $  (121,112)     $  (735,485)

Cash and cash equivalents beginning of period                            155,689          746,082
-------------------------------------------------------------------------------------------------

Cash and cash equivalents end of period                              $    34,577      $    10,597
=================================================================================================

SUPPLEMENTAL CASH FLOW INFORMATION
   Income taxes paid                                                           0                0
   Interest paid                                                               0                0

NON-CASH FINANCING TRANSACTIONS:
    Accrued interest on subscriptions receivable                               0           12,300
    Issuance of common stock for services                                 46,034           56,520
    Reduction of paid in capital                                               0          779,271
    Repayment of subscription receivable                                       0        1,028,934
    Purchase of treasury stock                                                 0          109,195
    Payment of accrued computation                                             0           96,919
    Stock warrants granted for services                                   27,520                0
    Conversion of loans into common stock and warrants                   125,000                0



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

         BUSINESS DESCRIPTION

         GeneLink is a publicly-held Pennsylvania corporation listed on the NASDAQ OTC Bulletin Board trading under the symbol "GNLK." It is a bioscience company and was organized to offer to the public the safe collection and preservation of a family's DNA material for later use by the family to identify and potentially prevent inherited diseases. Most recently, the Company has created a breakthrough methodology for SNPs (single nucleotide polymorphisms) based genetic profiling (patents pending) and intends to license these proprietary assessments to companies that manufacture or market to the $100 billion plus nutraceutical, personal care, skin care and weight-loss industries.

         The Company was founded in response to the explosion of information being generated in the field of human molecular genetics. Scientists are discovering an increasing number of connections between genes and specific diseases. These findings are a direct result of the National Institutes of Health Genome Project, which has as its goal the total mapping of the human genome by the year 2005.

         The Company's expansion into the bioscience field with its innovative genetic profiles will help companies create and deliver more effective products - personalized wellness and 'quality of life' products tailored to their customer's individual needs - based on the science of genetics, thereby allowing the consumer to determine what vitamin supplements or skin-care products are best for their individual needs.

         The Company has developed and received a patent on a non-invasive DNA Collection Kit(R) for the collection of DNA specimens of its clients. No licensing or training is necessary for the collection by a client of his or her DNA specimen. The DNA Collection Kit(R) consists of six swabs and an envelope for mailing. The collection process is self administered and non-invasive (the DNA specimen is obtained by scraping the inside of the cheek) and takes less than five minutes to complete.

         The Company's genetic profiling will utilize its patented DNA Collection Kit(R) for the extraction of DNA to be forwarded in self-addressed mailers to its lab to analyze SNP's extracted from the DNA, providing each customer with a personalized genetic assessment to have a nutritional or skincare regiment specifically customized to support their unique genetic profile.

         The Company has created a powerful, proprietary methodology for SNP (single nucleotide polymorphism) based genetic profiles that we have termed GeneLink Nutragenetic Profile(TM) and Dermagenetics(R). The GeneLink Nutragenetic Profile(TM) and Dermagenetics(R) profiles (patents pending) provide a means of predicting an individual's inherent genetic capacity to combat oxidative stress and other important selected areas of physiologic health. The profiles, for example, can measure a person's potential to efficiently control oxygen free radical damage, eliminate hydrogen peroxide, protect and repair oxidized phospholipids and destroy harmful environmental compounds.

         The Company's profile assessment enables nutritional and skin care companies to recommend a specific and targeted regime of antioxidant vitamins, nutrients or skin care formulation that have been specifically designed to compensate for predicted deficiencies. Company's profiles are a powerful assessment tool to guide and optimize nutritional and skin care needs in order to provide individuals the best of health and appearance.

         On December 4, 2004, the Company formed a wholly owned subsidiary, Dermagenetics, Inc., to service the Skin care market with its DNA UltraCream skin cream. The Company is marketing its products to the spa industry, an industry with more than a decade of 15% annual growth and 2003 total revenues exceeding $11.1 billion-medical and day spas represents the 4th largest leisure industry in the United States.

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

         In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary to present fairly the information set forth in the accompanying financial statements have been included. The results reported in these financial statements for the six-month period ended June 30, 2005 should not be regarded as necessarily indicative of results that may be expected for the year ended December 31, 2005.


3 - SHAREHOLDERS' EQUITY TRANSACTIONS

         COMMON STOCK

         The Company issued 232,500 shares of common stock valued at $51,150 and 232,500 warrants to purchase common stock valued at $27,900 as commissions for fundraising for the six months ended June 30, 2005.

         The Company issued 328,000 warrants to purchase common stock valued at $27,520 for consulting services for the six months ended June 30, 2005.

         Pursuant to private placement offerings, the Company issued 2,125,000 shares of common stock and 1,500,000 warrants to purchase common stock for cash consideration of $425,000. Using the Black-Scholes methodology, the warrants were valued at $103,756.

         During the six months ended June 30, 2005, loans payable of $125,000 and accrued interest of $3,074 was converted into 640,369 shares of common stock and 640,369 warrants to purchase common stock at an exercise price of $.20 per share. In connection with one of the loans originating in 2004, 200,000 warrants were issued at an exercise price of $.25.

         The Company issued 14,000 share of common stock valued at $2,100 for consulting services for the six months ended June 30, 2005.

         The Company issued 219,670 shares of common stock valued at $30,754 and 109,835 warrants to purchase common stock valued at 6,590 for advertising services for the six months ended June 30, 2005.

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

Operating results for the six-month period ended June 30, 2005 are not necessarily indicative of the results that may be expected for the full fiscal year.

LIQUIDITY AND CAPITAL RESOURCES

For the six month period ended June 30, 2005, the Company's primary liquidity requirements have been the funding of its sales and marketing efforts, the funding of its research and development efforts, the payment of compensation to officers and other employees and the payment of accounts payable.

Cash and cash equivalents at June 30, 2005 amounted to $34,577 as compared to $155,689 at December 31, 2004, a decrease of $121,112. During the first six months of 2005, the Company's operating activities utilized $390,861, as compared to $1,112,319 for the first six months of 2004, a decrease of $721,458. Cash utilized during the six month period ended June 30, 2005 funded the losses for such period.

The Company will require approximately $1,000,000 to $2,000,000 to implement its sales and market strategy to fund research and development expenses, for working capital, to fund marketing efforts and to pay accounts payable for the remainder of 2005. The Company intends to raise funds through private placements of securities. Unless the Company can increase its revenues and increase its stock price, it is unlikely that the Company will be able to secure such financing. If the Company is not able to secure such additional required capital, it will continue to realize negative cash flow and losses and may not be able to continue operations.

COMPARISON OF THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2005
TO SIX MONTHS ENDED JUNE 30, 2004

FINANCIAL CONDITION

Assets of the Company decreased from $565,305 at December 31, 2004 to $543,638 at June 30, 2005, a decrease of $21,667. This decrease was primarily due to a decrease in cash from $155,689 at December 31, 2004 to $34,577 at June 30, 2005, a decrease of $121,112, as partially offset by an increase in accounts receivable from $23,239 at December 31, 2004 to $64,029 at June 20, 2005, an increase of $40,790, reflecting increased sales during the six month period ended June 30, 2005, and an increase in property and equipment from $96,517 at December 31, 2004 to $139,140 at June 30, 2005, an increase of $42,623.

Liabilities increased from $764,599 at December 31, 2004 to $866,276 at June 30, 2005, an increase of $101,677. This increase was primarily due to an increase in accounts payable and accrued expenses from $95,800 at December 31, 2004 to $298,822, an increase of $203,022, as partially offset by a decrease in loans payable from $213,899 at December 31, 2004 to $73,414 at June 30, 2005, a decrease of $140,485, as $125,000 of loans was converted into common stock and warrants in 2005.

CURRENT YEAR PERFORMANCE AND EARNINGS OUTLOOK

Revenues. Total revenues for the six months ended June 30, 2005 were $289,185 as compared to $98,401 for the six months ended June 30, 2004, an increase of $190,784, as the Company continued to realize increased revenues from its nutragenetics and dermagenetics business. Total revenues for the three months ended June 30, 2005 were $133,602, as compared to $73,193 for the three months ended June 30, 2004, an increase of $60,409.

Expenses. Total expenses for the six months ended June 30, 2005 were $914,900 as compared to $1,501,708 for the six months ended June 30, 2004, a decrease $586,808 primarily reflecting the one-time stock bonus of $544,469 to an officer of the Company during the six months ended June 20, 2004. Total expenses for the three months ended June 30, 2005 were $437,249 as compared to $372,731 for the three months ended June 30, 2004, an increase of $64,518, primarily resulting from an increase in selling, general and administrative expenses from $228,348 for the three months ended June 30, 2004 to $296,403 for the three month ended June 30, 2005, an increase of $68,055, and an increase in advertising and promotion expenses from $7,619 for the three months ended June 30, 2004 to $54,266 for the three month ended June 30, 2005, an increase of $46,647, reflecting increased trade show and marketing expenses incurred by the Company in connection with the promotion of its products to the spa industry.

Losses. The Company incurred a loss $735,504 for the six months ended June 30, 2005 as compared to a loss of $1,458,283 for the six months ended June 30, 2004, a decrease of $722,779. This decrease in the amount of losses incurred is primarily due to the one-time stock bonus of $544,469 to an officer of the Company, incurred by the Company during the six months ended June 30, 2004. The Company incurred a loss of $361,123 for the three months ended June 30, 2005, as compared to $332,967 for the three month period ended June 30, 2004 an increase of $28,156.

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

With the participation of management, the Company's Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures at the conclusion of the fiscal quarter ended June 30, 2005. Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective in ensuring that material information required to be disclosed is included in the reports that it files with the Securities and Exchange Commission.

Change In Internal Controls

There were no significant changes in the Company's internal control or, to the knowledge of management, in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation of its disclosure controls and procedures utilized to compile information included in this filing.

PART II. OTHER INFORMATION

Item 4   Exhibits and Reports on Form 8-K.

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

                                            GENELINK, INC.
                                            (Registrant)

Date: August 11, 2005                       By: /s/ John R. DePhillipo
                                                -------------------------------
                                                John R. DePhillipo, Chief
                                                Executive Officer and President