Form 10QSB
period 2005-09-30
GENELINK INC
filed 2005-12-14
CIK 941020

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                    QUARTERLY REPORT FOR THE QUARTERLY PERIOD
                            ENDED SEPTEMBER 30, 2005

                           COMMISSION FILE NO. 0-28077

                                 GENELINK, INC.
                     --------------------------------------
                 (Name of Small Business Issuer in its charter)

          PENNSYLVANIA                  00-30518                 23-2795613
-------------------------------        ----------           -------------------
(State or other jurisdiction of       (Commission            (I.R.S. Employer
 incorporation or organization)         File No.)           Identification No.)

    Newport Financial Center, 13 Povonia Avenue, # 313, Jersey City, NJ 07310
                     --------------------------------------
                    (Address of principal executive offices)

                    ISSUER'S TELEPHONE NUMBER: (800) 558-4363

                    100 S. Thurlow Avenue, Margate, NJ 08402
                     --------------------------------------
                 (Former address, if changed since last report)

      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

      Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

            APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                        Number of Shares of Common Stock
                        Outstanding on November 1, 2005               36,357,868

            Transitional Small Business Disclosure Format   Yes [ ]   No [X]

                                 GENELINK, INC.

PART I.  FINANCIAL INFORMATION

ITEM 1.  Financial Statements.

Consolidated Balance Sheets at September 30, 2005 (unaudited) and December 31, 2004         3

Consolidated Statements of Operations for the three months and nine months ended          4-5
September 30, 2005 and 2004 (unaudited)

Consolidated Statements of Cash Flows for the nine months ended September 30, 2005
and 2004 (unaudited)                                                                      6-7

Notes to Financial Statements                                                            8-13

                          GENELINK, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS

                                                               (UNAUDITED)
                                                           SEPTEMBER 30, 2005   DECEMBER 31, 2004
                                                           ------------------   -----------------
ASSETS
Cash                                                       $           63,561   $         155,689
Accounts receivable                                                    16,194                 407
Inventory                                                              23,007              19,691
Prepaid expenses                                                       63,822              72,722
                                                           ------------------   -----------------
                      Total current assets                            166,584             248,509

Property and equipment                                                141,523              96,517
Other assets                                                          248,396             220,279
                                                           ------------------   -----------------
             Total assets                                  $          556,503   $         565,305
                                                           ==================   =================

LIABILITIES
Accounts payable and accrued expenses                      $          260,866   $          95,800
Accrued payroll taxes                                                  10,957              21,963
Accrued compensation - current                                         54,168                   0
Loans payable                                                         287,733             213,899
                                                           ------------------   -----------------
             Total current liabilities                                613,744             331,662

Accrued compensation                                                  512,658             432,937
                                                           ------------------   -----------------
             Total liabilities                                      1,126,402             764,599
                                                           ------------------   -----------------

STOCKHOLDERS' EQUITY (DEFICIT)
Common stock, $.01 par value,
   75,000,000 shares authorized
   36,689,538 and 33,133,011 shares issued,
   36,283,368 and 32,726,842 outstanding as of
   September 30, 2005 and December 31, 2004,
   respectively                                                       366,896             331,330
Treasury stock, 406,170 shares
   as of September 30, 2005 and
   December 31, 2004                                                (315,055)            (315,055)
Additional paid-in capital                                          6,910,160           6,635,552
Stock warrants                                                      2,961,809           2,632,422
Accumulated deficit                                               (10,493,709)         (9,483,543)
                                                           ------------------   -----------------
Total shareholders' equity (deficiency)                              (569,899)           (199,294)
                                                           ------------------   -----------------
Total liabilities and shareholders' equity (deficiency)    $          556,503   $         565,305
                                                           ==================   =================

    The accompanying notes are an integral part of the consolidated financial statements

                          GENELINK, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

THREE MONTHS ENDED SEPTEMBER 30,                                  2005                2004
----------------------------------------------------       ------------------   -----------------
REVENUE                                                    $           76,850   $         157,054
COST OF GOODS SOLD                                                     39,450              15,871
                                                           ------------------   -----------------
GROSS PROFIT                                                           37,400             141,183
                                                           ------------------   -----------------

EXPENSES
         Selling, general and administrative                          232,394             178,514
         Consulting                                                    42,495              85,716
         Professional fees                                             24,761              25,230
         Advertising and promotion                                     13,294              24,472
         Amortization and depreciation                                  7,030               6,359
                                                           ------------------   -----------------
                                                                      319,974             320,291
                                                           ------------------   -----------------

NET LOSS BEFORE PROVISION FOR INCOME TAXES                           (282,574)           (179,108)

PROVISIONS FOR INCOME TAXES                                                 0                   0
                                                           ------------------   -----------------

NET LOSS                                                   $         (282,574)  $        (179,108)
                                                           ==================   =================

NET LOSS PER SHARE BASIC AND DILUTED                       $           (0.008)  $           (0.01)
                                                           ==================   =================

Weighted average common shares and diluted potential
common shares                                                      36,507,594          31,208,466
                                                           ==================   =================

    The accompanying notes are an integral part of the consolidated financial statements.

                          GENELINK, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

NINE MONTHS ENDED SEPTEMBER 30,                                   2005                2004
----------------------------------------------------       ------------------   -----------------
REVENUE                                                    $          361,548   $         254,705
COST OF GOODS SOLD                                                    149,240              70,847
                                                           ------------------   -----------------
GROSS PROFIT                                                          212,308             183,858
                                                           ------------------   -----------------

EXPENSES
         Selling, general and administrative                          817,412           1,283,823
         Consulting                                                   142,946             284,482
         Professional fees                                            131,945             173,800
         Advertising and promotion                                    105,722              61,001
         Amortization and depreciation                                 24,448              18,142
                                                           ------------------   -----------------
                                                                    1,222,473           1,821,248
                                                           ------------------   -----------------

NET LOSS BEFORE PROVISION FOR INCOME TAXES                         (1,010,165)         (1,637,390)

PROVISION FOR INCOME TAXES                                                  0                   0
                                                           ------------------   -----------------

NET LOSS                                                   $       (1,010,165)  $      (1,637,390)
                                                           ==================   =================

NET LOSS PER SHARE BASIC AND DILUTED                       $            (0.03)  $           (0.05)
                                                           ==================   =================

Weighted average common shares and diluted potential
common shares                                                      34,930,611          31,094,099
                                                           ==================   =================

    The accompanying notes are an integral part of the consolidated financial statements.

                          GENELINK, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

NINE MONTHS ENDED SEPTEMBER 30,                                  2005                 2004
---------------------------------------------------------  ------------------   -----------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                   $       (1,010,165)  $      (1,637,390)
Adjustments to reconcile net loss to net cash used
    by operating activities
    Depreciation and amortization                                      24,448              18,142
    Amortization of discounts on loans payable                         29,267              21,747
    Common stock issued for services                                   46,034             145,640
    Fair value of options granted for consulting services              27,520              19,750
    Changes in operating assets and liabilities
         Accounts receivable                                          (15,787)           (130,087)
         Inventory                                                     (3,316)             (1,189)
         Prepaid expenses                                               8,900             108,226
         Deposits                                                      18,020              (8,750)
         Accounts payable and accrued expenses                        168,160              84,584
         Accrued payroll taxes                                        (11,006)            (39,829)
         Accrued compensation                                         133,889             194,392
                                                           ------------------   -----------------

Net cash used in operating activities                                (584,036)         (1,224,764)
                                                           ------------------   -----------------

CASH FLOWS FROM INVESTING ACTIVITIES
     Capital expenditures                                             (58,311)            (35,816)
     Advance to related party                                         (57,281)            (49,319)
                                                           ------------------   -----------------
Net cash used by investing activities                                (115,592)            (85,135)
                                                           ------------------   -----------------

CASH FLOWS FROM FINANCING ACTIVITIES
     Contribution of services by officer                                    0             448,000
     Proceeds relating to issuance of common stock (net)              419,900                   0
     Proceeds from note payable                                       212,600             121,943
     Proceeds from issuance of warrants                                     0              53,057
     Repayment of loans payable                                       (25,000)            (33,000)
     Common stock issued for fundraising                                    0             (23,250)
                                                           ------------------   -----------------
Net cash provided by financing activities                  $          607,500             566,750
                                                           ------------------   -----------------

    The accompanying notes are an integral part of the consolidated financial statements.

                          GENELINK, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

NINE MONTHS ENDED SEPTEMBER 30,                                   2005               2004
----------------------------------------------------       ------------------   -----------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS       $          (92,128)           (743,149)

Cash and cash equivalents, beginning of period                        155,689             746,082
                                                           ------------------   -----------------

Cash and cash equivalents, end of period                   $           63,561   $           2,933
                                                           ------------------   -----------------

SUPPLEMENTARY CASH FLOW INFORMATION
    Income taxes paid                                                       0                   0
    Interest paid                                                           0                   0

NON-CASH FINANCING TRANSACTIONS
    Accrued interest on subscriptions receivable                            0              12,300
    Issuance of common stock for services                              46,034             145,640
    Reduction of paid in capital                                            0             779,271
    Repayment of subscription receivable                                    0           1,028,934
    Purchase of treasury stock                                              0             109,195
    Payment of accrued compensation                                         0              96,919
    Stock warrants granted for services                                27,520              19,750
    Conversion of loan to common stock and warrants                   125,000                   0

    The accompanying notes are an integral part of the consolidated financial statements.

                                                   GENELINK, INC. AND SUBSIDIARY
                              NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

1.   DESCRIPTION OF
     ORGANIZATION

                           BUSINESS ORGANIZATION

                           GeneLink, Inc. (the Company) and Subsidiary
                           (Dermagenetics, Inc.) operate in New Jersey. The Company was organized under the laws of the Commonwealth of Pennsylvania and Dermagenetics, Inc. was organized under the laws of the State of Delaware. The Company is the successor to a Delaware corporation organized under the same name on September 21, 1994. The Company's offices are located in Jersey City, New Jersey.

                           BUSINESS DESCRIPTION

                           GeneLink, Inc. is a publicly-held Pennsylvania corporation listed on the NASDAQ OTC Bulletin Board trading under the symbol "GNLK". It is a bioscience company and was organized to offer to the public the safe collection and preservation of a family's DNA material for later use by the family to identify and potentially prevent inherited diseases. More recently, the Company has created a proprietary methodology for SNPs (single nucleotide polymorphisms) based genetic profiling (patents pending) and intends to market and/or license-out these assessments to companies that manufacture or market to the $100 billion plus nutraceutical, personal care, skin care and weight-loss industries.

                           The Company was founded in response to the explosion of information being generated in the field of human molecular genetics. Scientists are discovering an increasing number of connections between genes and specific diseases. These findings are a direct result of the National Institute of Health Genome Project, which has as its goal the total mapping of the human genome by the year 2005.

                           The Company's expansion into the bioscience field with its innovative genetic profiles will help companies create and deliver more effective products
                           - personalized wellness and "quality of life" products tailored to their customer's individual needs - based on the science of genetics, thereby allowing the consumer and/or their health care professional determine what vitamin/nutritional supplements skin-care products and health care regimen is best for their individual needs.

                           The Company has developed and received a patent on a non-invasive DNA Collection Kit(R) for the collection of DNA specimens of its clients. No licensing or training is necessary for the collection by a client of his or her DNA specimen. The DNA Collection Kit(R) consists of two swabs envelopes for mailing, a swab drying stand, and complete instructions; the kit and kit elements are bar coded to facilitate tracking, control and confidentiality. The collection process is self administered and non-invasive (the DNA specimen is obtained by rubbing the inside of the check) and takes less than five minutes to complete. The kit is classified as a non-medical device.

                           The Company has created a proprietary methodology for SNP (single nucleotide polymorphism) based genetic profiles that the Company has named GeneLink Nutragenetic Profile(TM) and Dermagenetics(R). The GeneLink Nutragenetic Profile(TM) and Dermagenetics(R) profiles (patents pending). These profiles provide a means of predicting an individual's inherent genetic capacity to combat such conditions as oxidative stress and other important selected areas of physiologic health. The profiles, for example, can measure a person's potential to efficiently control oxygen free radical damage, eliminate hydrogen peroxide, protect and repair oxidized phospholipids and destroy harmful environmental compounds.

                           The Company's profile assessment enables nutritional and skin care companies and health care professionals to recommend a specific and targeted regime of antioxidant vitamins, nutrients or skin care formulations that have been specifically designed to compensate for predicted deficiencies and to help provide individuals the best of health and appearance.

                           On December 4, 2004, the Company formed a wholly owned subsidiary, Dermagenetics, Inc., to provide its genetically customized products and services to the skin and personal care market.

2.   BASIS OF              The accompanying unaudited consolidated financial
     PRESENTATION          statements have been prepared by the Company in
                           accordance with the instructions to Form 10-QSB and
                           Article 10 of Regulation S-X relating to interim financial statements. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the consolidated financial statements and notes thereto included in the Annual
                           Report on Form 10-KSB of GeneLink, Inc. and
                           Subsidiary for the year ended December 31, 2004.

                           In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary to present fairly the information set forth in the accompanying consolidated financial statements have been included. The results reported in these consolidated financial statements for the nine-month period ended September 30, 2005 should not be regarded as necessarily indicative of results that may be expected for the year ended December 31, 2005.

3.   SHAREHOLDERS'
     EQUITY TRANSACTIONS

                           COMMON STOCK

                           The Company issued 232,500 shares of common stock valued at $51,150 and 232,500 warrants to purchase common stock valued at $27,900 as commissions for fundraising for the nine months ended September 30, 2005.

                           The Company issued 328,000 warrants to purchase common stock valued at $27,520 for consulting services for the nine months ended September 30, 2005.

                           Pursuant to private placement offerings, the Company issued 2,250,000 shares of common stock and 1,625,000 warrants to purchase common stock for cash consideration of $450,000. Using the Black-Scholes methodology, the warrants were valued at $110,006.

                           During the nine months ended September 30, 2005, loans payable of $125,000 and accrued interest of $3,074 was converted into 640,369 shares of common stock and 640,369 warrants to purchase common stock at an exercise price of $.20 per share. In connection with one of the loans originating in 2004, 200,000 warrants were issued at an exercise price of $.25.

                           The Company issued 14,000 shares of common stock valued at $2,100 for consulting services for the nine months ended September 30, 2005.

                           The Company issued 219,670 shares of common stock valued at $30,754 and 109,835 warrants to purchase common stock valued at 6,590 for advertising services for the nine months ended September 30, 2005.

                           SUBSCRIPTION RECEIVABLE - OFFICERS
                           (RECHARACTERIZATIONS)

                           Since its inception, the Company advanced funds periodically to an officer in lieu of paying similar amounts of accruing salary. Subscription Receivable-Officers represents officer's loans and accrued interest of $0 and $1,016,635 at

                           December 31, 2004 and December 31, 2003, respectively. The loans accrue interest using the average applicable monthly Federal Rates (AFRs).

                           While no stock or other security was the subject of any related subscription agreement between the Company and said officer, the Company recorded these receivables in a contra-equity account in the Company's balance sheet in accordance with the determination of its external auditors that such treatment was required by the Securities and Exchange Commission Staff Accounting Bulletin Topic 4G, with related interest income on these notes also being recorded in the Company's equity section.

                           On June 29, 2003 the Company issued to John
                           DePhillipo 2,722,345 shares and Maria DePhillipo 723,530 shares in satisfaction of accrued and unpaid salary of $544,469 owed to John DePhillipo and $144,704 owed to Maria DePhillipo.

                           Effective March 24, 2004, the issuance of the shares on June 29, 2003 to John DePhillipo and Maria DePhillipo in satisfaction of accrued but unpaid salary was recharacterized as additional compensation paid to John DePhillipo and Maria DePhillipo. In connection therewith, the accrued interest payable by Mr. DePhillipo to the Company with respect to the "subscription receivable" was forgiven in recognition of the fact that the accrued salary payable had not accrued interest payable by the Company to Mr. DePhillipo.

                           To reflect the additional compensation granted and the interest forgiven, the Corporation recorded $544,469 of additional compensation and $331,271 in forgiveness of interest to Mr. DePhillipo during March, 2004. The "subscription receivable" was repaid in 2004 in conjunction with a sale of treasury stock back to the Company by Mr. DePhillipo.

                           The components of the repayment of the "subscription receivable" via the treasury stock transaction is as follows:

Subscription receivable before repayment                $  1,028,935
                                                        ------------
Less reductions in additional paid-in-capital:
      Accrued interest forgiven - J. DePhillipo             (331,271)
      Stock option compensation - J. DePhillipo             (544,919)
      Stock option compensation - M. DePhillipo              (43,550)
                                                        ------------
                                                            (919,740)
                                                        ------------

Less treasury stock sales by stockholder:
      Shares sold to company by
      J. DePhillipo 209,990 @$.0.52                         (109,195)
                                                        ------------
Subscription receivable after repayment                 $          0
                                                        ============

4.   NOTE PAYABLE

                           The Company entered into an agreement with a consultant to assist in selling its state net operating losses for a cash consideration of approximately $250,000.

                           The Company borrowed $215,000 under a promissory note agreement, bearing interest at 24% per annum and matures the earlier of March 2006 or the receipt of the sales proceeds from the sale of net operating losses under the New Jersey Technology Business Tax Certified Transfer Program, with the sale proceeds pledged as collateral. In connection with the loan, the Company issued 200,000 shares of common stock valued at $0.12 per share, prepaid three months of interest and paid the lender's legal fee of $2,500 and all other expenses associated with the loan.

5.   SUBSEQUENT EVENT-     John R. DePhillipo, the Company's former Chief
     LEGAL CONTINGENCY     Executive Officer and Chief Financial Officer and
                           currently a director of the Company, has commenced two lawsuits allegedly arising out of his termination by the Company for "cause," as defined in his Employment Agreement with the Company.

                           In an action filed in the United States District Court for the Eastern District of Pennsylvania, John
                           R. DePhillipo v. Robert P. Ricciardi, Civil Action No. 05-5906, Mr. DePhillipo alleges that Mr. Ricciardi, a Director and Officer of the Company, (1) caused Mr. DePhillipo's employment with the Company to be wrongfully terminated and therefore is personally liable for all severance owed Mr. DePhillipo, in the amount of at least $75,000; (2) is personally liable for Mr. DePhillipo's unpaid back salary of $84,000 because Mr. Ricciardi is an officer and/or director of the Company; and (3) acted sufficiently maliciously to justify punitive damages being assessed against Mr. Ricciardi of $10,000,000. Under the terms of the Company's By-laws and Pennsylvania law, the Company is obligated both to reimburse Mr. Ricciardi for his costs of defending this action and is required to advance him the costs of the expense of such a defense. Special outside counsel to the Board of Directors of the Company has advised the Company that he believes the lawsuit is without merit.

                           In a separate action filed by Mr. DePhillipo against the Company in the Superior Court of New Jersey, Law Division, Atlantic County, John R. DePhillipo v. GeneLink, Inc. Docket No. ATL-L-7479-05, Mr. DePhillipo alleges that that he was terminated by the Company without cause, as defined in his Employment Agreement, and therefore is entitled to in excess of $1,500,000 in severance payments and $84,000 in accrued but unpaid salary. The Company believes that the severance claim is without merit and that it has offsetting counterclaims against Mr. DePhillipo at least in an equivalent amount of the accrued and unpaid salary.

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

Operating results for the nine-month period ended September 30, 2005 are not necessarily indicative of the results that may be expected for the full fiscal year ending December 31, 2005.

LIQUIDITY AND CAPITAL RESOURCES

For the nine month period ended September 30, 2005, the Company's primary liquidity requirements have been the payment of operating expenses, including compensation and benefits to officers and other employees, and sales and marketing efforts. In the first nine months of 2005, the Company raised $607,500, through the issuance of stock and warrants and through a loan of anticipated proceeds from the sale of net operating losses through the New Jersey Technology Business Tax Certified Transfer Program (the "Tax Transfer Program").

Through the Tax Transfer Program, the Company will sell $265,450 of net operating loss benefits. It will receive $228,287 of net proceeds from such sale. It is anticipated that the Company should receive such proceeds on or around December 31, 2005.

On September 21, 2005, the Company borrowed $215,000 from a lender and pledged as collateral its anticipated payments under the Tax Transfer Program. This loan bears an interest at 24% per annum and matures at the earlier of March, 2006 or the receipt of the net proceeds from the Tax Transfer Program. In connection with the loan, the Company issued 200,000 shares of its common stock, prepaid three months of interest and paid the lender's legal fees of $2,500.

It is anticipated that the Company will participate in the Tax Transfer Program in 2006 and will receive additional funds from the sale of its net operating losses in 2006. At this time it is unknown how much, if any, proceeds the Company will receive in 2006 or thereafter from the sale of net operating losses through the Tax Transfer Program.

Cash and cash equivalents at September 30, 2005 amounted to $63,561 as compared to $155,689 at December 31, 2004, a decrease of $92,128. During the first nine months of 2005, the Company's operating activities utilized $584,036, as compared to $1,224,764 for the first nine months of 2004, a decrease of $640,728. Cash utilized during the nine months period ended September 30, 2005 primarily was used to fund a portion of the Company's $1,010,165 net losses for such period.

Financing activities provided $607,500 for the nine month period ended September 30, 2005 as compared to $566,750 for the nine months ended September 30, 2004, an increase of $40,750. Financing activities in the nine months ended September 30, 2005 resulted primarily from the issuance of $419,900 of stock and warrants and the borrowing of $215,000 against anticipated proceeds from the Tax Transfer Program.

The Company will require approximately $1,000,000 during the next twelve months for research and development, for working capital and to pay accounts payable. The Company intends to raise funds through the private placement of its securities. Unless the Company can increase its revenues and increase its stock price, it is unlikely that the Company will be able to secure such financing. If the Company is not able to secure such additional required capital, it will continue to realize negative cash flow and losses and may not be able to continue operations.

        COMPARISON OF THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2005
              TO THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2004

FINANCIAL CONDITION

Assets of the Company decreased from $565,305 at December 31, 2004 to $556,503 at September 30, 2005, a decrease of $8,802. This decrease was primarily due to a decrease in cash from $155,689 at December 31, 2004 to $63,561 at September 30, 2005, a decrease of $92,128, which was used to partially fund working capital expenses, as partially offset by increases in property and equipment from $96,517 at December 31, 2004 to $141,523 at September 30, 2005, an increase of $45,006, due primarily to acquisition of computer software, and an increase in other assets from $220,279 at December 31, 2004 to $248,396 at December 31, 2005, an increase of $28,117, due primarily to an increase in patent costs.

Liabilities increased from $764,599 at December 31, 2004 to $1,126,402 at September 30, 2005, an increase of $361,803. This increase in liabilities primarily resulted due to an increase in accounts payable and accrued expenses from $95,800 at December 31, 2004 to $220,086 at September 30, 2005, an increase of $125,086, an increase in loans payable from $213,899 at December 31, 2004 to $287,733 at September 30, 2005, reflecting the conversion of $125,000 of loans into common stock and warrants and the $215,000 loan associated with the Transfer Tax Program, an increase in accrued compensation - current from $0 at December 31, 2004 to $54,168 at September 30, 2005, and an increase in accrued compensation from $432,937 at December 31, 2004 to $566,826 at September 30, 2005, an increase of $133,889.

CURRENT YEAR PERFORMANCE AND EARNINGS OUTLOOK

Revenues. The total revenues for the nine months ended September 30, 2005 were $361,548 as compared to $254,705 for the nine months ended September 30, 2003, an increase of $106,843, or 42%. Total revenues for the three months ended September 30, 2005 were $76,850 as compared to $157,054 for the three months ended September 30, 2004, a decrease of $80,204, or 51%. A majority of the Company's revenues during the current fiscal year have resulted from sales to day spas, which traditionally experience a downward trend in clients during the summer months.

Expenses. Total expenses for the nine months ended September 30, 2005 were $1,371,713 as compared to $1,892,095 for the nine months ended September 30, 2004, a decrease of $520,382, primarily relating to a $466,411 decrease in selling, general and administrative expenses during the nine months ended September 30, 2005, mainly resulting from the $544,645 of non-cash compensation expenses to the Company's former chief executive officer charged in 2004 which was used to partially repay a "subscription receivable" of $1,028,935 owed by such officer. See Note 3 to the Financial Statements - "SHAREHOLDERS' EQUITY TRANSACTIONS - Subscription Receivable - Officer (Recharacterizations)". Total expenses of the three months ended September 30, 2005 were $359,424 as compared to $336,162 for the three months ended September 30, 2004, an increase of $23,262.

Losses. The Company incurred a loss of $1,010,165 for the nine months ended September 30, 2005 as compared to a loss of $1,637,390 for the nine months ended September 30, 2004, a decrease of $627,225, primarily resulting from the decrease in expenses for the nine months ended September 30, 2005 of $520,382, as further described above and in particular the $544,645 of non-cash compensation expenses to the Company's former chief executive officer charged in 2004. The Company incurred a loss of $282,574 for the three months ended September 30, 2005, as compared to a loss of $179,108 for the three months ended September 30, 2004, an increase of $103,466.

FACTORS AFFECTING THE COMPANY'S BUSINESS AND PROSPECTS

There are a number of factors that affect the Company's business and the results of its operations. These factors include general economic and business conditions; the level of acceptance of the Company's products and services; the rate and commercial applicability of advancements and discoveries in the genetics field; the Company's ability to enter into strategic alliances with companies in the health care, nutritional and skin-care industries; and the ability of the Company to raise the financing necessary to implement its business and marketing plan, to pay salaries to its officers and employees and to pay its accounts payable.

ITEM 3.   CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in its Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to management, including the Acting Chief Executive Officer and Acting Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Management necessarily applies its judgment in assessing the costs and benefits of such controls and procedures, which, by their nature, can provide only reasonable assurance regarding management's control objectives.

With the participation of management, the Company's Acting Chief Executive Officer and Acting Chief Financial Officer evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures at the conclusion of the three months ended September 30, 2005. Based upon this evaluation, the Acting Chief Executive Officer and Acting Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective in ensuring that material information required to be disclosed is included in the reports that it files with the Securities and Exchange Commission.

CHANGES IN INTERNAL CONTROLS

There were no significant changes in the Company's internal controls or, to the knowledge of management of the Company, in other factors that could significantly affect internal controls subsequent to the date of the Company's most recent evaluation of its disclosure controls and procedures utilized to compile information included in this filing.

PART II.   OTHER INFORMATION

ITEM I.    LEGAL PROCEEDINGS

John R. DePhillipo, the Company's former Chief Executive Officer and Chief Financial Officer and currently a director of the Company, has commenced two lawsuits allegedly arising out of his termination by the Company for "cause," as defined in his Employment Agreement with the Company.

In an action filed in the United States District Court for the Eastern District of Pennsylvania, John R. DePhillipo v. Robert P. Ricciardi, Civil Action No. 05-5906, Mr. DePhillipo alleges that Mr. Ricciardi, a Director and Officer of the Company, (1) caused Mr. DePhillipo's employment with the Company to be wrongfully terminated and therefore is personally liable for all severance owed Mr. DePhillipo, in the amount of at least $75,000; (2) is personally liable for Mr. DePhillipo's unpaid back salary of $84,000 because Mr. Ricciardi is an officer and/or director of the Company; and (3) acted sufficiently maliciously to justify punitive damages being assessed against Mr. Ricciardi of $10,000,000. Under the terms of the Company's By-laws and Pennsylvania law, the Company is obligated both to reimburse Mr. Ricciardi for his costs of defending this action and is required to advance him the costs of the expense of such a defense. Special outside counsel to the Board of Directors of the Company has advised the Company that he believes the lawsuit is without merit.

In a separate action filed by Mr. DePhillipo against the Company in the Superior Court of New Jersey, Law Division, Atlantic County, John R. DePhillipo v. GeneLink, Inc. Docket No. ATL-L-7479-05, Mr. DePhillipo alleges that that he was terminated by the Company without cause, as defined in his Employment Agreement, and therefore is entitled to in excess of $1,500,000 in severance payments and $84,000 in accrued but unpaid salary. The Company believes that the severance claim is without merit and that it has offsetting counterclaims against Mr. DePhillipo at least in an equivalent amount of the accrued and unpaid salary.

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

                                 GENELINK, INC.
                                  (Registrant)

Date: December 13, 2005                   By: /s/ Monte E. Taylor, Jr.
                                              ----------------------------------
                                              Monte E. Taylor, Jr., Acting Chief
                                              Executive Officer and Acting
                                              Financial Officer