Form 10KSB
period 2005-12-31
GENELINK INC
filed 2006-04-07
CIK 941020

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

                        ANNUAL REPORT FOR THE FISCAL YEAR
                             ENDED DECEMBER 31, 2005

                           COMMISSION FILE NO. 0-28077

                                 GENELINK, INC.
                 (Name of Small Business Issuer in its charter)

               PENNSYLVANIA                                       23-2795613
     (State or other jurisdiction of                           (I.R.S. Employee
      incorporation or organization)                         Identification No.)

        Newport Financial Center
        113 Povonia Avenue, #313
             Jersey City, NJ                                        07310
(Address of principal executive offices)                          (Zip Code)

                    ISSUER'S TELEPHONE NUMBER: (800) 558-4363

     Securities registered under Section 12(b) of the Exchange Act

                                      None
     Securities Registered under Section 12(g) of the Exchange Act

                               Title of each class
                          Common Stock, $.01 par value

     Check whether the Issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days. Yes   X   No
          -----    -----

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or amendment to this form 10-KSB. [X]

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes [ ] No [X]

     State issuer's revenues for its most recent fiscal year. $625,210.

     State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act). $1,735,202.

     APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Number of Shares of Common Stock
   Outstanding on March 10, 2006   36,357,868

     Transitional Small Business Disclosure Format Yes       No   X
                                                       -----    -----

     Statements in this Annual Report on Form 10-KSB may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements involve a number of risks, uncertainties and other factors that could cause actual results to differ materially from those projected in such statements.

                                TABLE OF CONTENTS

                                                                            PAGE
                                                                            ----
PART I

Item 1.  Description Of Business.........................................     1
Item 2.  Properties......................................................    12
Item 3.  Legal Proceedings...............................................    12
Item 4.  Submission Of Matters To A Vote Of Security Holders.............    13

PART II

Item 5.  Market For Common Equity And Related Stockholder Matters........    13
Item 6.  Management's Discussion And Analysis............................    15
Item 7.  Financial Statements............................................    20
Item 8.  Changes In And Disagreements With Accountants On Accounting And
         Financial Disclosure............................................    44
Item 8a. Controls And Procedures.........................................    44

PART III

Item 9.  Directors And Executive Officers................................    45
Item 10. Executive Compensation..........................................    47
Item 11. Security Ownership Of Certain Beneficial Owners And Management..    49
Item 12. Certain Relationships And Related Transactions..................    50

PART IV

Item 13. Exhibits, Finanical Statement Schedules, and Reports on
         Form 8-K........................................................    50
Item 14. Principal Accounting Fees And Services..........................    51

ITEM 1. DESCRIPTION OF BUSINESS.

GENERAL

GeneLink, Inc. (the "Company" or "GeneLink") is a publicly-held Pennsylvania corporation listed on the NASDAQ OTC Bulletin Board trading under the symbol "GNLK." GeneLink is a bioscience company and was organized to offer to the public the safe collection and preservation of a family's DNA material for later use by the family to identify and potentially prevent inherited diseases. More recently the Company has created a breakthrough methodology for SNP (single nucleotide polymorphism)-based genetic profiling (patents issued and pending) and intends to market and/or out-license these proprietary assessments to companies that manufacture or market to the nutraceutical, personal care, skin care and weight-loss industries.

The Company has never achieved a profit, having realized net losses each year, including operating losses before extraordinary items of $1,139,366 in 2003, $2,114,619 in 2004, and $1,281,157 in 2005. There can be no assurance that the Company will ever realize significant sales or become profitable.

The Company was founded in response to the explosion of information being generated in the field of human molecular genetics. Scientists are discovering an increasing number of connections between genes and specific diseases or physical attributes and tendencies. These findings are a direct result of the National Institutes of Health Genome Project.

The Company's expansion into the bioscience field with its innovative genetic profiles help companies create and deliver more effective products - personalized wellness and "quality of life" products tailored to their customer's individual needs - based on the science of genetics, thereby allowing the consumer and/or their health to determine what vitamin/nutritional supplements, skin-care products, and health care regimens are best for their individual needs.

The Company has developed and received a patent on a non-invasive DNA Collection Kit(R) for the collection of DNA specimens of clients. No licensing or training is necessary for the collection by a client of his or her DNA specimen. The DNA Collection Kit(R) consists of several swabs, collection accessories, complete instructions and a mailing envelope; the kit and kit elements are bar coded to facilitate tracking, control and confidentiality. The collection process is self administered and non-invasive (the DNA specimen is obtained by scraping the inside of the cheek) and takes less than five minutes to complete. The kit is classified as a non-medical device.

The Company has also developed proprietary SNP-based genetic profiles (named GeneLink Nutragenetic Profile(TM) and Dermagenetics(R) profiles). These profiles provide a means of predicting an individual's inherent genetic capacity to combat such conditions as oxidative stress and other important selected areas of physiologic health. The profiles, for example, can measure a person's potential to efficiently control oxygen free radical damage, eliminate hydrogen peroxide, protect and repair oxidized phospholipids and destroy harmful environmental compounds.

The Company's profile assessment enables nutritional and skin care companies and health care professionals to recommend a specific and targeted regime of antioxidant vitamins, nutrients or skin care formulations that have been specifically designed to compensate for predicted deficiencies and to help provide individuals the best of health and appearance.

In 2004 the Company formed a wholly owned subsidiary, Dermagenetics, Inc., to provide its genetically customized products and services to the skin and personal care market.

OXIDATIVE STRESS PROFILES

     The Oxidative Stress (OS) Profile (US patent pending, Australian patent issued) provides a means of predicting an individual's inherent genetic capacity to combat oxidative stress. The profile can measure a person's potential to efficiently control oxygen free radical damage, eliminate hydrogen peroxide, protect and repair oxidized phospholipids and destroy harmful environmental compounds.

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

     The profile examines genes of the OS family for the existence of SNPs (naturally occurring variations in genes) that can result in an amino acid substitution in the protein that is encoded by that gene. If such a protein is an OS enzyme, it may be less efficient in enzymatic activity, in which case oxidative damage to cellular proteins and DNA accumulates over time. It appears that some tissues are more vulnerable than are others to oxidative stress. SNPs in other oxidative stress genes have been associated with heart disease, cancer, neurological degeneration and aging.

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

OXIDATIVE STRESS FOR SKIN HEALTH AND AGING PROFILE

     Now, by simply swabbing the inside of one's mouth and sending the collected sample to the laboratory, a person can have a skin or personal care formulation specifically designed to compensate for associated deficiencies.

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

     The Company's OS gene test for skin aging looks for SNPs in several key genes that are associated with oxidative stress. Test results can be used to guide consumers to skin therapies or skin products containing unique active ingredients and formulations designed to help alleviate specific oxidative stress deficiencies in the skin.

OTHER SNP PROFILES DEVELOPED BY GENELINK

     The Company has also developed a Cardiovascular Risk Profile and an Osteopenia Susceptibility Profile.

     Cardiovascular disease claims more lives each year than the next five leading causes of death combined. The Company has recently developed a Cardiovascular Risk Profile, that analyzes a broad collection of genes believes to play an important part in heart health, according to the latest research. The Company's Cardiovascular Risk Profile is designed to identify SNPs associated with increased risk of developing high blood pressure, atherosclerosis, inflammation, problems with vascular integrity and coronary artery disease.

     Osteopenia is a condition that often leads to osteoporosis, a disease characterized by low bone density. Osteoporosis is responsible for 1.5 million fractures each year (including fractures of the vertebrae, forearms, wrists and hips). According to the National Osteoporosis Foundation, 1 in 3 women and at least 1 in 12 men will develop osteoporosis during their lifetime. The Company's Osteopenia gene test looks for SNPs in several key genes that are associated with bone density. Since osteoporosis can develop undetected for decades, this test may be a tool to help determine the future risk for fractures and related clinical conditions such as spinal column compression and bone breaks with or without falls and guide early interventions or therapies that help combat or prevent the condition.

     The Company has developed a NQ01 SNP profile. NQ01 is a protein that contributes to the recharging Coenzyme Q10. Coenzyme Q10 is a natural compound made by the human body that helps cells produce energy and protect against free radicals that can damage DNA and other molecules of the cell.

DNA BANKING

     The Company has ceased actively marketing DNA banking, wherein specimens can be collected during an individual's lifetime or up to 36 to 40 hours after death using the Company's DNA Collection Kit(R) for long-term storage at the University of North Texas Health Science Center (the "Health Science Center"). The Health Science Center will continue to store the DNA specimen for 75 year intervals for all existing clients who have sent in DNA for banking. Upon a client's request, and upon the payment of a retrieval fee, the stored DNA specimen can be retrieved and sent to a laboratory for testing.

AFFILIATES

     The Company has entered into agreements with several laboratories pursuant to which these laboratories perform SNP genotyping of samples provided by the Company for any genetics-based products that the Company may develop.

     The Company has collaborated with Arch Personal Care Division of Arch Chemicals, Inc. on the development of a new category of "genetic" skin care formulations and an associated, personalized skin-testing system. This collaboration occurred from late 2001 through 2005. Recently developed formulations feature a family of active ingredients known as "SNP-Derms(R)" designed to address some of the key, individual genetic characteristics that can accelerate skin aging, skin wrinkling and other specific oxidative stress deficiencies in the skin. The SNP-Derm(R) formulations may be offered in combination with the Dermagenetics(R) Profiles that provide a measure of a person's resistance to skin aging, skin irritation and tissue breakdown. Arch Chemicals, Inc., with annual sales of approximately $1 billion, is a global specialty chemicals company.

     The Company had an agreement with the Health Science Center through 2006 for the storage of the genetic material obtained using the Company's DNA Collection Kit(R). The Health Science Center will continue to store any DNA specimens after such date for the balance of the 75 year storage period, but after March 2006 will no longer be obligated to receive and store any additional DNA specimens.

     The Company has a Distribution Agreement with Food Science Corporation to develop and market personalized nutritional products linked to the Company's genetic profiling technology. Food Science has been a leader in nutritional research by setting new standards of quality in the formulation of nutritional supplements created exclusively for health care professionals and their patients. Food Science focuses on innovation and product effectiveness and serves a loyal client base of over 12,000 medical doctors, chiropractors, osteopaths and nutritionists.

     The Company has a distribution agreement with Enzymatic Therapy, Inc. Enzymatic Therapy's medical practitioner division, Integrative Therapeutics, is the leading supplier of clinically validated nutritional supplements to doctors and health care professionals in the United States. Enzymatic Therapy manufactures more than 200 natural medicines, nutritional supplements, vitamins and herbal extracts distributed exclusively via independent health food stores nationwide. Enzymatic Therapy and Integrative Therapeutics are part of a portfolio of companies managed by North Castle Partners, LLC, a private equity firm focused exclusively on the healthy living and aging marketplace.

     In addition, in February 2006, the Company entered into a distribution agreement with Rejuvenation Plus Pty Ltd, an international skincare and cosmetics company, pursuant to which that company has been granted the exclusive right to distribute products based upon the Company's technology in Australia and New Zealand.

     The Company formed a subsidiary known as "Dermagenetics, Inc." which has created and is distributing DNA UltraCustom skin cream, genetically designed to an individual's needs, specifically to the Spa industry. The Company appointed Dr. Robert P.K. Keller to the Company's Medical Advisory Board, and along with Dr. Keller, Dermagenetics has been appearing at Spa conventions and is currently selling the Company's DNA UltraCustom skin cream to Spas in the United States.

INTELLECTUAL PROPERTY

     The Company has received a patent on the Company's method of DNA gathering (Patent #6,291,171). There is no assurance that the patent will prevent others from gathering DNA in a similar manner.

     The Company has received trademark protection for the Company's name and logo and for the name "DNA Collection Kit(R)."

     The Company has filed a series of U.S. patent applications relating to the Company's DNA Collection Kit(R) and methods for assessing a human subject's susceptibility to various medical conditions, including skin health, oxidative damage, osteoporosis and other bone density disorders and obesity and for methods of selecting and measuring the dosage of preventative agents for such conditions. There can be no assurance that the Company will receive patent protection on the Company's methods or procedures. The Company is negotiating licensing these proprietary assessments to companies that manufacture or market to the $100 billion plus nutraceutical, personal care, skin care, and weight-loss industries.

     The Company's gene profiles offer companies the information they need to create and sell more effective products - unique wellness and 'quality of life' products tailored to their customer's individual needs - based on the science of genetics. No longer will people be forced to speculate, guess or use trial and error to determine which nutritional supplements or skin-care products are best for them. By simply swabbing the inside of one's mouth (using the Company's patented DNA Collection Kit(R)) and sending the collected sample to the Company's laboratories - people can be directed to personalized products - specifically formulated to help compensate for predicted deficiencies.

     The Company has received Australian Patent #2002230953 "Kits and Methods for Assessing Oxidative Stress; Trademark: Dermagenetics #78398892 and 78398898 (for the Dermagenetics face design) and #78412723 for SNP Actives.

COMPETITION

     Great Smokies Diagnostics Laboratory performs SNP testing and provides information direct to physicians. On its website, Great Smokies does not claim any patentable proprietary tests. Sciona Limited is a biotechnology company located in the United Kingdom. Sciona performs SNP testing in order to recommend proper foods, diet and nutrition for individuals. These companies have greater financial resources than the Company, and the Company cannot predict whether they will enter into markets similar to those that the Company intends to enter into or how competitive their products and services will be to those offered by the Company.

GOVERNMENT REGULATION

     Pursuant to a letter dated January 23, 1996, the Food and Drug Administration has determined that the Company's kit is a device, but is not subject to active regulations by the Center for Devices and Radiological Health. However, any change in the current regulations could result in the kit becoming a regulated device.

EMPLOYEES AND LABOR RELATIONS

     The Company consider its labor relations to be good, and none of its employees is covered by a collective bargaining agreement. As of December 31, 2005, the Company employed a total of 1 person, who is on a full time basis, and 10 consultants in the following areas:

                                      Number of         Full Time
          Category              Employees/Consultants   Employees
          --------              ---------------------   ---------
Sales and Marketing                      1/1                0

General and Administration,
   including Customer Service            1/2                1

Research and Development                 0/7                0

RISK FACTORS

     The Company's business and the value of its shares are subject to the risk described above and certain additional risks described below.

     IF OUR FORMER CHIEF EXECUTIVE OFFICER PREVAILS WITH RESPECT TO HIS LITIGATION AGAINST THE COMPANY, THE COMPANY WILL NOT BE ABLE TO PAY ANY JUDGMENT AND WOULD BE FORCED TO CEASE ITS OPERATIONS.

     On October 14, 2005, the Company terminated the employment of John R. DePhillipo, the former Chief Executive Officer of the Company. In November 2005, Mr. DePhillipo brought suit against the Company alleging, among other things, that he was terminated without cause, that the Company breached the terms of his employment agreement and that he is entitled to receive $84,000 of back salary and at least $1,500,000 of salary throughout the remainder of the term set forth in such employment agreement. The Company has denied such allegations and has brought counterclaims against Mr. DePhillipo alleging that Mr. DePhillipo was terminated for cause, that Mr. DePhillipo breached his fiduciary duty to the Company and alleging conversion, negligent misrepresentation and unjust enrichment. If Mr. DePhillipo prevails in this litigation and obtains a judgment against the Company, it is likely that the Company will not be able to pay any such judgment and will be forced to cease operations. As all of the Company's assets have been pledged to its secured creditors, it is unlikely that the shareholders of the Company would receive any distributions if the Company were forced to cease its operations and liquidate in the event of Mr. DePhillipo prevailing in the litigation. See "Litigation".

     IF THIS COMPANY DEFAULTS ON ITS OBLIGATIONS WITH RESPECT TO ITS SECURED DEBT, ITS LENDERS COULD FORECLOSE UPON THE COMPANY'S ASSETS.

     In January 2006, the Company entered into a secured bridge loan financing pursuant to which it has pledged all of its intellectual property assets as collateral for the repayment of the secured bridge loan obligations. The bridge loan obligations mature on December 31, 2006. If the Company is unable to repay its obligations with respect to such loans, the Lenders will be entitled to foreclose against such collateral, and in such event the Company would be required to cease operations.

THE COMPANY NEEDS TO RAISE ADDITIONAL CAPITAL, WHICH MAY NOT BE AVAILABLE, TO CONTINUE ITS OPERATIONS.

     The Company has spent, and expects to continue to spend in the future, substantial funds to complete its planned product development efforts and expand its sales and marketing activities. The Company needs to raise additional funds to implement its business plan, and cannot be certain that it will be able to obtain additional financing on favorable terms or at all.

     Currently, the Company has sufficient funds to support its operations through April 2006. If the Company cannot obtain $800,000 of financing to support its operations for the balance of 2006, the Company may not be able to continue its business and may be forced to cease operations. Although the Company has engaged a financial advisor to assist the Company in attempting to raise approximately $500,000 in April 2006, there can be no assurance that the Company will be able to obtain this required financing on favorable terms or at all.

     The Company's future capital requirements and the adequacy of available funds will depend on numerous factors, including:

     - the successful commercialization of the Company's existing products and services;

     -    progress in the Company's product development efforts;

     -    progress with regulatory affairs activities;

     -    the growth and success of effective sales and marketing activities;

     - the cost of filing, prosecuting, defending and enforcing patent claims and other intellectual property rights; and

     - the development of strategic alliances for the marketing of the Company's products.

     If funds generated from the Company's operations, together with its existing capital resources, are insufficient to meet current or planned operating requirements, the Company will have to obtain additional funds through equity or debt financing, strategic alliances with corporate partners and others, or through other sources. The Company does not have any committed sources of additional financing, and cannot provide assurance that additional funding, if necessary, will be available on acceptable terms, if at all. Additionally, for so long as the Company's litigation with its former chief executive officer remains outstanding, it is unlikely that the Company will be able to obtain any financing on acceptable terms. If adequate funds are not available, the Company may have to delay, scale-back or eliminate certain aspects of its operations or attempt to obtain funds through arrangements with collaborative partners or others. This may result in the relinquishment of the Company's rights to certain of its technologies, product candidates, products or potential markets. Therefore, the inability to obtain adequate funds could have a material adverse impact on the Company's business, financial condition, and results of operations and its ability to remain in business.

EXPECTED FUTURE DILUTION TO SHAREHOLDERS.

     As discussed above, the Company believes it is likely that it will be required to raise substantial amounts to fund future operations. If additional funds are raised through issuing equity securities or debt securities convertible into equity, dilution to shareholders may occur.

THE COMPANY HAS A HISTORY OF LOSSES AND EXPECT CONTINUED LOSSES FOR THE FORESEEABLE FUTURE.

     The Company commenced operations in 1994. The Company has incurred significant losses to date and revenues have been limited. The Company's expenses have exceeded revenues in each year since inception. Given planned levels of operating expenses, the Company expects to continue to incur losses for the foreseeable future. The Company's accumulated deficit as of December 31, 2005 was $10,536,413. The Company incurred a net loss of $1,052,870 for the fiscal year ended December 31, 2005. The Company's expenses have consisted principally of research and development, salaries and for general and administrative expenses incurred while building its business infrastructure. The Company expects to continue to experience significant operating losses in the future as it continues research and development efforts and expands its marketing and sales force in an effort to commercialize the Company's products and services. The Company plans to increase operating expenses in anticipation of increasing revenues. If the Company's revenue growth is slower than anticipated or operating expenses exceed expectations, the Company's losses will significantly increase. Even if the Company were to achieve profitability, it may not be able to sustain or increase profitability on a quarterly or annual basis.

IF ETHICAL AND OTHER CONCERNS SURROUNDING THE USE OF GENETIC INFORMATION BECOME WIDESPREAD, WE MAY HAVE LESS DEMAND FOR THE COMPANY'S PRODUCTS.

     Genetic testing has raised ethical issues regarding confidentiality and the appropriate uses of the resulting information. For these reasons, governmental authorities may call for limits on or regulation of the use of genetic testing or prohibit testing for genetic predisposition to certain conditions, particularly for those that have no known cure. Any of these scenarios could reduce the potential markets for the Company's services and products.

THE COMPANY HAS LIMITED SALES AND MARKETING EXPERIENCE.

     The Company has limited sales and marketing experience and may be unable to successfully establish and maintain a significant sales and marketing organization. Due to the relatively limited market awareness of the Company's products, the Company believes that the marketing effort may be a lengthy process.

THE COMPANY'S INDUSTRY IS HIGHLY COMPETITIVE AND WE MAY NOT HAVE THE RESOURCES REQUIRED TO SUCCESSFULLY COMPETE.

     The biosciences and medical diagnostic industries are highly competitive. The Company competes with companies in the United States and abroad that are engaged in these fields: They include

     -    biotechnology, pharmaceutical, chemical and other companies;

     -    academic and scientific institutions;

     -    governmental agencies; and

     -    public and private research organizations.

     Many of the Company's competitors have much greater financial, technical, research, marketing, sales, distribution, service and other resources. Moreover, the Company's competitors may offer broader product lines and have greater name recognition, and may offer discounts as a competitive tactic. In addition, several development stage companies are currently making or developing products and services that compete with or will compete with the Company's products and services. The Company's competitors may develop or market technologies or products that are more effective or commercially attractive than the Company's current or future products and services, or that may render the Company's technologies and products and services obsolete.

THE COMPANY HAS SIGNIFICANT FIXED OPERATING COSTS AND THE COMPANY'S OPERATING RESULTS ARE SUBJECT TO FLUCTUATIONS.

     A high percentage of the Company's operating expenses, particularly personnel, are fixed in advance of any particular year. As a result, unanticipated variations in the number, or progress toward completion of the Company's projects, or in employee utilization rates may cause significant variations in operating results in any particular year and could result in greater than expected losses for such year.

VOLATILITY OF COMMON STOCK PRICE AND THIN TRADING MARKET.

Although the Company's Common Stock is listed on the NASDAQ OTC Bulletin Board, recently daily trading volume of the Company's Common Stock has generally been limited. The prices for securities of biosciences companies have historically been volatile. The trading price of the Common Stock has experienced considerable fluctuation since the Company began public trading in 1998.

THE COMPANY MAY NOT BE ABLE TO ATTRACT AND RETAIN PROFESSIONAL STAFF.

     The Company's success will depend in large part upon its ability to attract, retain, train and motivate highly skilled employees. The Company cannot be certain that it will be successful in attracting a sufficient number of highly skilled employees in the future, or that it will be successful in retaining, training and motivating the employees it is able to attract. Any inability to retain, train and motivate employees could impair the Company's ability to adequately manage and complete its existing projects and to bid for or obtain new projects. Hiring, training, motivating, retaining and managing employees with the strategic, technical and creative skills the Company needs is both time consuming and expensive. If the Company's employees are unable to achieve expected performance levels, its business, financial condition and results of operations could be adversely affected.

THE COMPANY IS DEPENDENT ON KEY PERSONNEL.

     The Company's success will depend in large part upon the continued services of a number of key employees and consultants. The loss of the services of any of these individuals could have a material adverse effect on us. In addition, if one or more of the Company's key employees or consultants leaves to join a competitor or to form a competing company, the loss of such personnel and any resulting loss of existing or potential clients to any such competitor could have a material adverse effect on the Company's business, financial condition and results of operations. In the event of the loss of any such personnel, there can be no assurance that the Company would be able to prevent the unauthorized disclosure or use of its technical knowledge, practices or procedures by such personnel.

THE COMPANY'S BUSINESS COULD BE ADVERSELY AFFECTED IF IT IS UNABLE TO PROTECT ITS PROPRIETARY TECHNOLOGY OR SOMEONE CLAIMS THAT THE COMPANY IS INFRINGING ON THEIR PROPRIETARY TECHNOLOGY.

     The Company's success depends, in part, upon its proprietary methodologies and other intellectual property rights. There can be no assurance that the steps taken by the Company to protect its proprietary information will be adequate to deter misappropriation of its proprietary information or that the Company will be able to detect unauthorized use and take appropriate steps to enforce its intellectual property rights. In addition, although the Company believes that its services and products do not infringe on the intellectual property rights of others, there can be no assurance that such a claim will not be asserted against the Company in the future, or that if asserted any such claim will be successfully defended. A successful claim against the Company could materially and adversely affect its business, financial condition and results of operations.

     The Company's success will depend on its ability to obtain and protect patents on its technology and to protect its trade secrets. The Company's patents, which have been or may be issued, may not afford meaningful protection for its technology and products. Others may challenge the Company's patents and, as a result, the Company's patents could be narrowed, invalidated or unenforceable. In addition, the Company's current and future patent applications may not result in the issue of patents in the United States or foreign countries. Competitors may develop products similar to the Company's that do not conflict with the Company's patents. In order to protect or enforce the Company's patent rights, the Company may initiate patent litigation against third parties, such as infringement suits or interference proceedings. These lawsuits could be expensive, take significant time and divert management's attention from other business concerns. The Company may also provoke third parties to assert claims against us.

     The Company has received notice of an alleged patent infringement from an Australian bioscience company, Genetic Technologies Limited (GTG), that they have certain rights under filed patents to which GeneLink may be infringing upon. Although it is the opinion of the

Company's patent counsel that there is no infringement, and that in the event there is an infringement, it will not effect the Company's business because GTG's patents are not material to the Company's technology, no assurance can be given that GTG would not prevail if it brings legal action against the Company or that the result of any such action would not have a material adverse effect on the Company's business and prospects.

CONCENTRATION OF OWNERSHIP OF THE COMPANY'S COMMON STOCK AMONG THE COMPANY'S EXISTING EXECUTIVE OFFICERS, DIRECTORS AND PRINCIPAL SHAREHOLDERS MAY PREVENT NEW INVESTORS FROM INFLUENCING SIGNIFICANT CORPORATE DECISIONS.

     The Company's executive officers, directors and beneficial owners of 5% or more of the Company's common stock and their affiliates, in aggregate, beneficially own in excess of 26.3% of the Company's outstanding common stock. As a result, if these persons act together, they would have the ability to influence the outcome of all matters submitted to the Company's shareholders for approval, including the election and removal of directors and any merger, consolidation or sale of all or substantially all of the Company's assets. In addition, such persons, if they act together, would have the ability to control the management and affairs of the Company. Accordingly, this concentration of ownership may harm the market price of the Company's common stock by:

     -    delaying, deferring or preventing a change in control of the Company;

     - impeding a merger, consolidation, takeover or other business combination involving the Company; or

     - discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control of the Company.

THE COMPANY'S ARTICLES OF INCORPORATION AND BYLAWS COULD DELAY OR DISCOURAGE A TAKEOVER ATTEMPT.

     The Company's articles of incorporation and bylaws contain provisions that may delay or discourage a takeover attempt that a shareholder might consider in their best interest, including takeover attempts that might result in a premium being paid on shares of the Company's common stock. These provisions, among other things:

     - provide that only the board of directors or president may call special meetings of the shareholders; and

     - establish certain advance notice procedures for nominations of candidates for election as directors and for shareholder proposals to be considered at shareholders' meetings.

ITEM 2. PROPERTIES

     The Company leases its principal offices in Jersey City, New Jersey. The lease is for a term of six (6) months.

ITEM 3. LEGAL PROCEEDINGS

     Effective October 14, 2005, the Company terminated the employment of John
R. DePhillipo, the Company's former Chief Executive Officer and Chief Financial Officer and currently a director of the Company. Mr. DePhillipo commenced two lawsuits allegedly arising out of his termination by the Company for "cause," as defined in his Employment Agreement with the Company.

     In an Action filed in the United States District Court for the Eastern District of Pennsylvania, John R. DePhillipo v. Robert P. Ricciardi, Civil Action No. 05-5906, Mr. DePhillipo alleged that Dr. Ricciardi, a Director and Officer of the Company, (1) caused Mr. DePhillipo's employment with the Company to be wrongfully terminated and therefore is personally liable for all severance owed Mr. DePhillipo, in the amount of at least $75,000; (2) was personally liable for Mr. DePhillipo's unpaid back salary of $84,000 simply because Mr. Ricciardi is an officer and/or director of the Company; and (3) acted sufficiently maliciously to justify punitive damages being assessed against Dr. Ricciardi of $10,000,000. Under the terms of the Company's By-laws and Pennsylvania law, the Company is obligated both to reimburse Mr. Ricciardi for his costs of defending this action and is required to advance him the costs of the expense of such a defense. Counsel for Dr. Ricciardi entered an answer to this action and subsequently the action against Dr. Ricciardi was dismissed with prejudice in March 2006. There is thus no further contingent liability with regard to this matter.

     In a separate Action filed by Mr. DePhillipo against the Company in November 2005 in the Superior Court of New Jersey, Law Division, Atlantic County, John R. DePhillipo v. GeneLink, Inc., Docket No. ATL-L-7479-05, Mr. DePhillipo has alleged that his termination by the Company "for cause" was improper and therefore he is entitled to in excess of $1,500,000 in severance pay under the terms of an employment agreement, allegedly entered into effective January 1, 2005 (the "Employment Agreement") and an additional $84,000 in accrued and unpaid compensation. The Company has filed an Answer denying the material allegations of the Complaint and asserting a number of affirmative defenses. The Company believes Mr. DePhillipo's claims are without merit and intends to vigorously defend against those claims. The Company has also filed counterclaims against Mr. DePhillipo for breach of fiduciary duty, conversion, negligent misrepresentation and unjust enrichment while Mr. DePhillipo served as the Company's Chief Executive Officer, President and Chief Financial Officer. The counterclaims seek recovery in excess of that sought by Mr. DePhillipo in the Complaint.

     The Company has received a notice of an alleged patent infringement from an Australian bioscience company, Genetic Technologies Limited (GTG), that they have certain rights under filed patents to which GeneLink may be infringing upon. It is the opinion of the Company's patent counsel that there is no infringement, and that in the event there is an infringement, it will not effect the Company's business because GTG's patents are not material to the Company's technology. The Company received this notice in 2004, and there has been no further action or contact on this matter.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     The Company's common stock is listed on the NASDAQ and OTC Bulletin Board under the System "GNLK". Set forth below, for the periods indicated, is the range of high and low bid information for the Company's common stock for the past 2 years, when the Company's common stock began trading. These quotations reflect inter-dealer prices without retail mark-up, mark-down or commission, and may not represent actual transactions.

2005           High    Low
----          -----   -----
1st Quarter   $0.32   $0.19
2nd Quarter    0.26    0.12
3rd Quarter    0.22    0.12
4th Quarter    0.17    0.06

2004           High    Low
----          -----   -----
1st Quarter   $0.65   $0.34
2nd Quarter    0.55    0.27
3rd Quarter    0.42    0.27
4th Quarter    0.39    0.21

     As of March 10, 2006, there were 154 holders of record of the Company's Common Stock. The Company has never paid dividends and do not anticipate paying any dividends in the future. The Company anticipate that it will retain all future revenues for working capital purposes.

     The payment of cash dividends in the future will be at the discretion of the Board of Directors and will depend upon such factors as earnings levels, capital requirements, the Company's financial condition and other factors deemed relevant to the Board of Directors. In addition, the Company's ability to pay dividends may become limited under future loan agreements which may restrict or prohibit the payment of dividends.

                      EQUITY COMPENSATION PLAN INFORMATION

                                                                           Number of
                                                                      securities remaining
                          Number of                              available for future issuance
                      securities to be                                    under equity
                    issued upon exercise     Weighted-average          compensation plans
                       of outstanding       exercise price of        (excluding securities
                      options, warrants    outstanding options        reflected in column
                         and rights        warrants and rights                (a))
  Plan Category              (a)                   (b)                        (c)
  -------------     --------------------   -------------------   -----------------------------
Equity
   compensation
   plans approved
   by security
   holders                 600,000                $0.40                         0

Equity
   compensation
   plans not
   approved
   by security
   holders                       0                   --                         0
                           -------                -----                       ---
Total                      600,000                $0.40                         0

RECENT SALES OF UNREGISTERED SECURITIES.

     The Company issued 466,170, 303,000 and 1,006,500 common shares of stock for consulting services rendered to the Company valued at $97,184, $90,720 and $200,582 for the years ended December 31, 2005, 2004 and 2003, respectively. These shares were issued in reliance upon Rule 506 of Regulation D under the Securities Act of 1933.

     During the year ended December 31, 2005, the Company issued 2,250,000 shares of common stock and 1,500,000 warrants to purchase common stock for aggregate cash consideration of $450,000. These shares and warrants were issued in reliance upon Rule 506 of Regulation D under the Securities Act of 1933. During the year ended December 31, 2005, the Company issued 640,369 shares in exchange for the satisfaction of $75,000 principal amount of debt, plus accrued interest. These shares were issued in reliance upon Rule 506 of Regulation D under the Securities Act of 1933.

     During the year ended December 31, 2004, the Company issued 1,825,000 shares of common stock and 1,825,000 warrants to purchase Common Stock for cash consideration of $365,000. These shares and warrants were issued as private placements in reliance upon Rule 506 of Regulation D under the Securities Act of 1933.

     During the year ended December 31, 2003, the Company issued 6,460,000 shares of common stock and 6,460,000 warrants to purchase common stock for cash consideration of $1,723,000. These shares and warrants were issued in reliance upon Rule 506 of Regulation D under the Securities Act of 1933.

     The Company has in prior public filings described certain related party transactions as follows:

     On June 29, 2003, the Company issued 2,722,345 shares to John DePhillipo, the Company's Chief Executive Officer and President and a member of the Company's board of directors, and 723,530 shares to Maria DePhillipo, the spouse of John DePhillipo in satisfaction of accrued and unpaid salary. As of June 29, 2003, the Company owed John DePhillipo $544,469 and Maria DePhillipo $144,706 for accrued but unpaid salaries. As of December 31, 2003, John DePhillipo owed the Company $697,664, plus interest, on account of subscriptions receivable and advances. Effective March 24, 2003, the Company's Board of Directors decided to grant John DePhillipo additional compensation to reflect the Board's desire to treat the shares issued June 29, 2003 not as an issuance in satisfaction of accrued and unpaid salary but as additional compensation. Following this decision, the Company again owed John DePhillipo an aggregate of $544,469 for accrued but unpaid salary. The loan to Mr. DePhillipo was repaid in April 2004. These shares were issued in reliance upon Rule 506 of Regulation D under the Securities Act of 1933.

     Mr. DePhillipo's employment with the Company was terminated by the Company on October 14, 2005. The transactions described above, which are being investigated by the Company, are the subject of counterclaims filed by the Company in the New Jersey Superior Court proceeding.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS.

                          CRITICAL ACCOUNTING POLICIES

STOCK OPTIONS:

The Financial Accounting Standards Board has issued SFAS No. 123R, which defines a fair value based method of accounting for an employee stock option and similar equity instruments and encourages all entities to adopt that method of accounting for all of their employee stock compensation plans. However, it also allows an entity to continue to measure compensation cost for those plans using the method of accounting prescribed by Accounting Principles Board Opinion No. 25 (APB 25). Entities electing to remain with the accounting in APB 25 must make proforma disclosures of net income (loss) and, if presented, earnings (loss) per share, as if the fair value based method of accounting defined in SFAS 123R had been adopted. The Company has elected to account for its stock-based compensation plans under APB 25.

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

REVENUE AND COST RECOGNITION:

Revenues are recorded when the kits are sold for GeneLink, Inc.'s products. The Company receives a non-refundable fee for the DNA kits and provides DNA analysis testing at that time, then stores the specimen for up to 75 years. If the client requests the DNA specimen back at any time during the storage period, they will be entitled to receive the specimen upon payment of an additional retrieval fee but will not be entitled to any refund of the original storage fee. Direct costs related to sale of kits include the purchase of kits, samples, and delivery expenses. The direct costs of kits are recognized at time of sale to customers as opposed to the time of purchase by GeneLink, Inc. from its vendors. Kits purchased by GeneLink, Inc. and not yet sold remain in inventory. Revenues from the proprietary genetic indicator tests are recognized partially when the kits are sold, and subsequently when they are presented to the lab for testing.

The Company formed a subsidiary known as "Dermagenetics, Inc." which has created and is distributing DNA UltraCustom skin cream, genetically designed to an individual's needs, specifically to the Spa industry. Dermagenetics has been appearing at Spa conventions and is currently selling the Company's DNA UltraCustom skin cream to Spas in the United States. Revenues are recorded when the skin cream kits are sold for Dermagenetics Inc.'s products.

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

Evaluation of liability in respect of litigation and regulatory proceedings is determined on a case-by-case basis and represents an estimate of probable losses after considering among other factors, the progress of each case, our experience and the experience of others in similar cases, and the opinions and views of legal counsel. Given the inherent difficulty of predicting the outcome of our litigation matters, particularly in cases in which claimants seek substantial or indeterminate damages, we cannot estimate losses or ranges of losses for cases where there is only a reasonable possibility that a loss may have been incurred. See "Legal Proceedings" in Part I, Item 3 of the Annual Report on Form 10-KSB for information on our judicial, regulatory and arbitration procedures.

                              RESULTS OF OPERATIONS

COMPARISON OF FISCAL YEAR ENDED DECEMBER 31, 2005 TO FISCAL YEAR ENDED DECEMBER 31, 2004.

     Assets. The Company's assets decreased from $565,305 at December 31, 2004 to $445,276 at December 31, 2005, a decrease of $120,029. This decrease was primarily due to a decrease in cash from $155,689 at December 31, 2004 to $15,275 at December 31, 2005, a decrease of $140,414, as cash was used to partially fund operating losses.

     Liabilities. The Company's liabilities increased from $764,599 at December 31, 2004 to $1,057,879 as of December 31, 2005, an increase of $293,280. This increase in liabilities was primarily due to an increase in accrued compensation from $432,937 at December 31, 2004 to $593,399 at December 31, 2005, an increase of $160,462, and an increase in accounts payable and accrued expenses from $95,800 at December 31, 2004 to $429,165 at December 31, 2005, an increase of $333,365, resulting from the Company's inability to timely pay its obligations, as partially offset by a decrease in loans payable from $213,899 at December 31, 2004 to $27,861 at December 31, 2005, a decrease of $186,038.

     Losses. The Company incurred an operating loss of $1,281,157 for the fiscal year ended December 31, 2005, as compared to an operating loss of $2,114,619 for the fiscal year ended December 31, 2004, a decrease of $833,462. This decrease was primarily due to a decrease in general and administrative expenses from $1,517,005 for the year ended December 31, 2004 to $802,984 for the year ended December 31, 2005, a decrease of $714,021, primarily resulting from a $544,465 compensation expense charged to the Company's former Chief Executive Officer in 2004 (the "Additional Compensation Payment") which was used to partially repay a receivable of $1,016,635 owed by such officer, which charge was not incurred in 2005. Losses for the Company for the year ended December 31, 2005 were $1,052,870 as the Company realized $228,287 from the sale of New Jersey net operating losses in December 2005. The company's gross margin dropped from 70% for the fiscal year and December 31, 2004 to 42% for the fiscal year ended December 31, 2005, as certain new agreements entered into by the Company provided for lower margins than in prior years. This decrease in gross margin reflects revenues realized by the Company from its DNA UltraCustom skin cream, which has substantially lower gross margins than its DNA Collection Kits and genetic tests. The Company hopes that its DNA UltraCustom skin cream will result in repeat business from consumers, which would result in higher revenues and profits, notwithstanding the lower gross margin realized by the Company for this product.

     Revenues. The Company's total operating revenues for the fiscal year ended December 31, 2005 were $396,923, compared to $304,637 for the fiscal year ended December 31, 2004, an increase of $92,286, or 30%. This increase in revenues is primarily due to the Company realizing additional sales in 2005 from Dermagenetics(R) products and services, including the Company's DNA UltraCustom skin cream.

     Expenses. Total expenses for fiscal year ended December 31, 2005 were $1,678,080, a decrease of $741,176 from the Company's total expenses of $2,419,256 for the fiscal year ended December 31, 2004. Decreased expenses are primarily due to a decrease in general and administrative expenses from $1,517,005 for the year ended December 31, 2004 to $802,984 for the year ended December 31, 2005, a decrease of $714,021, primarily resulting from the Additional Compensation Payment in 2004. The decrease in loss was also attributable to a decrease in consulting fees from $393,961 for the year ended December 31, 2004 to $177,633 for the year ended December 31, 2005, a decrease of $216,328, and was partially offset by an increase in costs of goods sold from $91,152 for the fiscal year ended December 31, 2004 to $229,395 for the fiscal year ended December 31, 2005, an increase of $138,243, or 152%.

     Segment Operating Results

     The following table sets forth the net revenues, operating expenses and pre-tax earnings of our segments for the year ended December 31, 2005:

                           GENELINK    DERMAGENETICS
                             INC.           INC.
                          ----------   -------------
NET REVENUES              $  108,054     $ 288,870
OPERATING EXPENSES         1,242,349       435,732
OTHER INCOME                 228,287            --
PRE-TAX EARNINGS (LOSS)     (906,008)     (146,862)

The only reportable segment for the years ended December 31, 2004 and 2003 was GeneLink, Inc. See details previously included in Part I, Item 6 of Form 10-KSB.

COMPARISON OF FISCAL YEAR ENDED DECEMBER 31, 2004 TO FISCAL YEAR ENDED DECEMBER 31, 2003.

     Assets. The Company's assets decreased from $1,211,820 at December 31, 2003 to $565,305 at December 31, 2004, a decrease of $646,515. This decrease was primarily due to a decrease in cash from $746,082 at December 31, 2003 to $155,689 at December 31, 2004, a decrease of $590,393, as cash was used to fund operations.

     Liabilities. The Company's liabilities increased from $471,366 at December 31, 2003 to $764,599 at December 31, 2004, an increase of $293,233. This increase in liabilities was primarily due to an increase in loans payable from $0 at December 31, 2003 to $213,899 at December 31, 2004, as we borrowed money to partially fund operating expenses, and by an increase in accrued compensation from $336,306 at December 31, 2003 to $432,937 at December 31, 2004.

     Losses. The Company incurred a loss of $2,114,619 before extraordinary items for the fiscal year ended December 31, 2004, as compared to a loss of $1,139,366 before extraordinary items for the fiscal year ended December 31, 2003, an increase of $975,253. This increase was primarily due to an increase in general and administrative expenses from $794,613 for the year ended December 31, 2003 to $1,517,005 for the year ended December 31, 2004, an increase of $722,392, primarily resulting from the Additional Compensation Payment. The increase in losses was also attributable to increases in attorney fees, professional fees and advertising and promotional fees during the fiscal year ended December 31, 2004.

     Revenues. The Company's total revenues for the fiscal year ended December 31, 2004 were $304,637, compared to $128,205 for the fiscal year ended December 31, 2003, an increase of $176,432. This increase in revenues is primarily due to realizing additional sales in 2004 from

Dermagenetics(R) products and services, particular to the spa industry.

     Expenses. The Company's total expenses for fiscal year ended December 31, 2004 were $2,328,104, an increase of $1,127,069 from total expenses of $1,203,035 for the fiscal year ended December 31, 2003. Increased expenses are primarily due to an increase in general and administrative expenses from $794,613 for the year ended December 31, 2003 to $1,517,005 for the year ended December 31, 2004, an increase of $722,392, primarily resulting from the Additional Compensation Payment. The increase in loss was also attributable to increases in attorney fees, professional fees and advertising and promotional fees during the fiscal year ended December 31, 2004.

LIQUIDITY AND CAPITAL RESOURCES

     For 2005, the Company's primary liquidity requirement has been the implementation and funding of sales and marketing efforts and the payment of compensation to the Company's former chief executive officer, its acting chief executive officer and another employee. For 2006, The Company's primary liquidity requirement will be the funding of the Company's sales and marketing efforts and the payment of past obligations of the Company.

     Cash and Cash Equivalents. On December 31, 2005, the Company's cash and cash equivalents amounted to $15,275 as to compared to $155,689 at December 31, 2004, a decrease of $140,414. During 2005, the Company's operating activities utilized $321,272 as compared to utilizing $1,255,666 in 2004, a decrease of $934,394. Cash utilized during these periods resulted from the Company's net losses for such periods and payment of notes payable generated in prior years of operations.

     Investing activities utilized $117,661 in 2005, as compared to utilizing $94,525 in 2004. Financing activities provided $298,519 in 2005, as compared to $759,798 in 2004, primarily through the issuance of common stock. In September 2005, the Company borrowed $215,000 in anticipation of the receipt of funds from the sale of New Jersey net operating losses. The Company received net proceeds of $228,287 from the sale of its net operation losses and used such proceeds to pay the loan plus interest at the rate of 24% per annum in December 2005. The Company issued 200,000 shares of restricted common stock in connection with the loan.

The Company will require approximately $800,000 to fund the Company's sales and marketing efforts and to pay existing obligations for the balance of 2006. In January 2006, the Company entered into a Bridge Loan Agreement pursuant to which the Company borrowed $200,000 and granted the Bridge Loan lenders a security interest in al of its intellectual property. The Bridge Loan financing accrues interest at a rate of 12% per year and matures on December 31, 2006. The Bridge Loan automatically converts into any convertible debt issued by the Company in the principal amount of $1,000,000 or more and converts at any time at the option of the holders into shares of the Company's common stock at the rate of $0.05 per share. The Company has engaged a financial advisor and is attempting to raise approximately $500,000 in April 2006 in a Convertible Secured Loan transaction (the "Convertible Loan Financing"). It is contemplated that any Convertible Loan Financing and would require the Company to issue common stock and/or warrants to the Lenders and the Company's financial advisor. There is no assurance that the Company will be able to obtain additional financing, whether on terms similar to those described above or on any other terms, whether acceptable to the Company or not. If the Company cannot obtain this required financing, it is unlikely that the Company will be able to continue its operations.

ITEM 7. FINANCIAL STATEMENTS

                          INDEX TO FINANCIAL STATEMENTS

                                                                 PAGE
                                                                -----
Independent Auditors' Report                                       21

Financial Statements

   Consolidated Balance Sheets                                  22-23
   Consolidated Statements of Operations                           24
   Consolidated Statements of Changes in Stockholders' Equity      25
      (Deficiency)
   Consolidated Statements of Cash Flows                        26-27
   Notes to Consolidated Financial Statements                   28-43

                          INDEPENDENT AUDITORS' REPORT

GeneLink, Inc. and Subsidiary
Jersey City, New Jersey

          We have audited the accompanying consolidated balance sheets of GeneLink, Inc. and Subsidiary as of December 31, 2005 and 2004, and the related consolidated statements of operations, changes in stockholders' equity (deficiency) and cash flows for the years then ended. These financial statements are the responsibility of the Companies' management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

          In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of GeneLink, Inc. and Subsidiary as of December 31, 2005 and 2004, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

          The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 11 to the financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency, which raise substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters also are described in Note 12. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ Buckno, Lisicky & Company
Allentown, Pennsylvania
March 29, 2006

                          GENELINK, INC. AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 2005 AND 2004

           ASSETS                2005       2004
           ------              --------   --------
CURRENT ASSETS
   Cash and cash equivalents   $ 15,275   $155,689
   Accounts receivable           32,651     23,239
   Inventory                      3,261     19,691
   Prepaid expenses              37,435     72,722
                               --------   --------
      Total current assets       88,622    271,341
                               --------   --------
PROPERTY AND EQUIPMENT          147,519     96,517
                               --------   --------
OTHER ASSETS                    209,135    197,447
                               --------   --------
      Total assets             $445,276   $565,305
                               ========   ========

                 See Notes to Consolidated Financial Statements.

                LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)
                           DECEMBER 31, 2005 AND 2004

                                                                    2005           2004
                                                                ------------   -----------
CURRENT LIABILITIES
   Accounts payable and accrued expenses                        $    429,165   $    95,800
   Accrued payroll taxes                                               7,454        21,963
   Loans payable                                                      27,861       213,899
                                                                ------------   -----------
      Total current liabilities                                      464,480       331,662
   Accrued compensation                                              593,399       432,937
                                                                ------------   -----------
      Total liabilities                                            1,057,879       764,599
                                                                ------------   -----------

STOCKHOLDERS' EQUITY (DEFICIENCY)
   Common stock, par value $0.01 per share;
      authorized: 75,000,000 shares as of December
      31, 2005 and 2004 respectively; issued: 2005
      36,689,550 shares and 2004 33,133,011 shares;
      outstanding: 2005 36,283,381 shares and
      2004 32,726,842 shares                                         366,896       331,330
   Additional paid in capital                                      6,910,160     6,635,552
   Stock warrants                                                  2,961,809     2,632,422
   Accumulated deficit                                           (10,536,413)   (9,483,543)
   Treasury stock, 406,169 shares as of
      December 31, 2005 and 2004, respectively, at cost             (315,055)     (315,055)
                                                                ------------   -----------
      Total stockholders' equity (deficiency)                       (612,603)     (199,294)
                                                                ------------   -----------
      Total liabilities and stockholders' equity (deficiency)   $    445,276   $   565,305
                                                                ============   ===========

                 See Notes to Consolidated Financial Statements

                          GENELINK, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                     YEARS ENDED DECEMBER 31, 2005 AND 2004

                                                     2005          2004
                                                 -----------   -----------
REVENUES:                                        $   396,923   $   304,637
COST OF GOODS SOLD:                                  229,395        91,152
                                                 -----------   -----------
GROSS PROFIT                                         167,528       213,485
                                                 -----------   -----------
EXPENSES:
   General and administrative                        802,984     1,517,005
   Consulting                                        177,633       393,961
   Professional fees                                 222,475       228,274
   Advertising and promotion                         209,370       165,363
   Amortization and depreciation                      36,223        23,501
                                                 -----------   -----------
                                                   1,448,685     2,328,104
                                                 -----------   -----------

OPERATING LOSS                                    (1,281,157)   (2,114,619)

OTHER INCOME:
   Sale of New Jersey state net operating loss       228,287            --
                                                 -----------   -----------
      Loss before provision for income taxes      (1,052,870)   (2,114,619)
   PROVISION FOR INCOME TAXES:                            --            --
                                                 -----------   -----------
      NET LOSS                                   $(1,052,870)  $(2,114,619)
                                                 ===========   ===========
LOSS PER SHARE, BASIC AND DILUTED:               $     (0.03)  $     (0.07)
                                                 ===========   ===========
   Weighted average common shares and
      diluted potential common shares             35,806,407    31,286,924
                                                 ===========   ===========

                 See Notes to Consolidated Financial Statements

                          GENELINK, INC. AND SUBSIDIARY
     CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIENCY)
                     YEARS ENDED DECEMBER 31, 2005 AND 2004

                                        COMMON STOCK                  ADDITIONAL      STOCK
                                   ----------------------   TREASURY    PAID IN   SUBSCRIPTION
                                     SHARES      AMOUNT      STOCK      CAPITAL    RECEIVABLE
                                   ----------  ----------  ---------  ----------  ------------
BALANCE, DECEMBER 31, 2003         31,005,011  $  310,050  $(205,860) $6,774,021  $(1,016,635)
                                   ==========  ==========  =========  ==========  ===========
Cancellation of stock warrants              0           0          0      46,062            0
Issuance of warrants for
   commission                               0           0          0           0            0
Issuance of warrants as loan
   consideration                            0           0          0           0            0
Issuance of warrants                        0           0          0           0            0
Fair value of options granted
   for services                             0           0          0     448,000            0
Repayment of stock
   subscription receivable                  0           0   (109,195)   (779,271)   1,028,935
Interest accrued on
   subscriptions receivable                 0           0          0      12,300      (12,300)
Issuance of common stock for
   consulting                          72,000         720          0      21,600            0
Issuance of common stock and
   stock warrants for commissions      75,000         750          0        (750)           0
Issuance of common stock and
   stock warrants for services        156,000       1,560          0      66,840            0
Issuance of common stock and
   stock warrants pursuant to                                                               0
   private placement offerings      1,825,000      18,250          0      46,750            0
Net loss                                    0           0          0           0            0
                                   ----------  ----------  ---------  ----------  -----------
                                    2,128,000      21,280   (109,105)   (138,469)   1,016,635
                                   ----------  ----------  ---------  ----------  -----------
BALANCE, DECEMBER 31, 2004         33,133,011  $  331,330  $(315,055) $6,635,552  $         0
                                   ==========  ==========  =========  ==========  ===========
Issuance of common stock and
   stock warrants related to loan
   conversion                         640,369       6,404          0      44,826            0
Fair value of options granted for
   services                                 0           0          0           0            0
Fundraising costs incurred                  0           0          0     (32,500)           0
Fair value of options granted for
   fundraising services                     0           0          0     (79,050)           0
Fair value of options granted for
   services                                 0           0          0           0            0
Issuance of common stock related
   to loan agreement                  200,000       2,000          0         400            0
Issuance of common stock and
   stock warrants for services        466,170       4,662          0      85,932            0
Issuance of common stock and
   stock warrants pursuant to
   private placement offerings      2,250,000      22,500          0     255,000            0
Net loss                                    0           0          0           0            0
                                   ----------  ----------  ---------  ----------  -----------
                                    3,556,539      35,566          0     274,608            0
                                   ----------  ----------  ---------  ----------  -----------
BALANCE, DECEMBER 31, 2005         36,689,550  $  366,896  $(315,055) $6,910,160  $         0
                                   ==========  ==========  =========  ==========  ===========

                                                 DEFERRED
                                      STOCK        STOCK      ACCUMULATED
                                    WARRANTS   COMPENSATION     DEFICIT       TOTAL
                                   ----------  ------------  ------------  -----------
BALANCE, DECEMBER 31, 2003         $2,247,802       $0       $ (7,368,924) $   740,454
                                   ==========      ===       ============  ===========
Cancellation of stock warrants        (48,188)       0                  0       (2,126)
Issuance of warrants for
   commission                           2,550        0                  0        2,550
Issuance of warrants as loan
   consideration                       53,058        0                  0       53,058
Issuance of warrants                   60,000        0                  0       60,000
Fair value of options granted
   for services                        17,200        0                  0      465,200
Repayment of stock
   subscription receivable                  0        0                  0      140,469
Interest accrued on
   subscriptions receivable                 0        0                  0            0
Issuance of common stock for
   consulting                               0        0                  0       22,320
Issuance of common stock and
   stock warrants for commissions           0        0                  0            0
Issuance of common stock and
   stock warrants for services              0        0                  0       68,400
Issuance of common stock and
   stock warrants pursuant to               0        0                  0            0
   private placement offerings        300,000        0                  0      365,000
Net loss                                    0        0         (2,114,619)  (2,114,619)
                                   ----------      ---       ------------  -----------
                                      384,620        0         (2,114,619)  (2,114,619)
                                   ----------      ---       ------------  -----------
BALANCE, DECEMBER 31, 2004         $2,632,422       $0       $ (9,483,543) $  (199,294)
                                   ==========      ===       ============  ===========
Issuance of common stock and
   stock warrants related to loan
   conversion                          94,877        0                  0      146,107
Fair value of options granted for
   services                            11,520        0                  0       11,520
Fundraising costs incurred                  0        0                  0      (32,500)
Fair value of options granted for
   fundraising services                27,900        0                  0      (51,150)
Fair value of options granted for
   services                            16,000        0                  0       16,000
Issuance of common stock related
   to loan agreement                        0        0                  0        2,400
Issuance of common stock and
   stock warrants for services          6,590        0                  0       97,184
Issuance of common stock and
   stock warrants pursuant to
   private placement offerings        172,500        0                  0      450,000
Net loss                                    0        0         (1,052,870)  (1,052,870)
                                   ----------      ---       ------------  -----------
                                      329,387        0         (1,052,870)    (413,309)
                                   ----------      ---       ------------  -----------
BALANCE, DECEMBER 31, 2005         $2,961,809       $0       $(10,536,413) $  (612,603)
                                   ==========      ===       ============  ===========

                 See Notes to Consolidated Financial Statements

                          GENELINK, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     YEARS ENDED DECEMBER 31, 2005 AND 2004

                                                               2005          2004
                                                           -----------   -----------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                   $(1,052,870)  $(2,114,619)
Adjustments to reconcile net loss to net
cash used in operating activities:
   Depreciation and amortization                                36,223        23,501
   Common stock issued for services                             97,184       110,202
   Common stock issued for commissions                              --         2,550
   Common stock issued for loan agreement                        2,400            --
   Warrants issued for services                                 16,000            --
   Fair value of options granted for consulting services        39,420       465,200
(Increase) decrease in assets:
   Accounts receivable                                          (9,412)       20,317
   Inventories                                                  16,430           350
   Prepaid expenses                                             35,287       124,499
   Deposits and trademarks                                      18,748            --
Increase (decrease) in liabilities:
   Accounts payable and accrued expenses                       333,365        48,834
   Accrued payroll taxes                                       (14,509)      (33,131)
   Accrued compensation                                        160,462        96,631
                                                           -----------   -----------
Net cash used in operating activities                         (321,272)   (1,255,666)
                                                           -----------   -----------

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment                             (72,473)      (37,936)
Patent acquisition costs                                       (45,188)      (56,589)
                                                           -----------   -----------
Net cash used in investing activities                         (117,661)      (94,525)
                                                           -----------   -----------
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from loans and notes payable                               --       213,899
Repayments of loans and notes payable                         (186,038)      180,899
Common stock issued for loan conversion                        146,107            --
Private placement fundraising costs                           (111,550)           --
Proceeds from issuance of common stock                         450,000       365,000
                                                           -----------   -----------
Net cash provided by financing activities                      298,519       759,798
                                                           -----------   -----------
Net decrease in cash and cash equivalents                     (140,414)     (590,393)

                 See Notes to Consolidated Financial Statements

                                 GENELINK, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     YEARS ENDED DECEMBER 31, 2005 AND 2004

                                                       2005       2004
                                                     --------   --------
Cash and cash equivalents:
Beginning                                             155,689    746,082
                                                     --------   --------
Ending                                               $ 15,275   $155,689
                                                     ========   ========
SUPPLEMENTARY DISCLOSURES OF CASH FLOW INFORMATION
Cash payments for:
   Interest:                                         $ 54,114   $     --
                                                     ========   ========
Non-cash financing transactions:
Accrued interest on subscriptions receivable         $     --   $ 12,300
                                                     ========   ========
Common stock issued for services                     $ 97,184   $ 90,720
                                                     ========   ========
Acquisition of treasury stock                        $     --   $109,195
                                                     ========   ========

                 See Notes to Consolidated Financial Statements

                                 GENELINK, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2005 AND 2004

NOTE 1. ORGANIZATION

     GeneLink, Inc. (the "Company") and its subsidiary, Dermagenetics, Inc., operate in New Jersey. The Company was organized under the laws of the Commonwealth of Pennsylvania and Dermagenetics, Inc. was organized under the laws of the State of Delaware. The Company is the successor to a Delaware corporation organized under the same name on September 21, 1994. The Company's offices are located in Jersey City, New Jersey.

     The Company was founded in response to the information being generated in the field of human molecular genetics. Scientists are discovering an increasing number of connections between genes and specific diseases or physical attributes and tendencies. These findings are a direct result of the National Institutes of Health Genome Project.

     The Company has developed and received a patent on a DNA Collection Kit(R) for the collection of DNA specimens of clients. The kit is classified as a non-medical device.

     The Company has also developed proprietary SNP-based genetic profiles (named GeneLink Nutragenetic Profile(TM) and Dermagenetics(R) profiles. These profiles provide a means of predicting an individual's inherent genetic capacity to combat such conditions as oxidative stress and other important selected areas of physiologic health. The profiles, for example, can measure a person's potential to efficiently control oxygen free radical damage, eliminate hydrogen peroxide, protect and repair oxidized phospholipids and destroy harmful environmental compounds. The Company's profile assessment enables nutritional and skin care companies and health care professionals to recommend a specific and targeted regime of antioxidant vitamins, nutrients or skin care formulations that have been specifically designed to compensate for predicted deficiencies and to help provide individuals the best of health and appearance.

     In December 2004, the Company formed a wholly owned subsidiary, Dermagenetics, Inc., to service the custom skin care market. As of December 31, 2004 the subsidiary had no significant operations. The subsidiary commenced full operations during the first quarter of 2005.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     PRINCIPLES OF CONSOLIDATION:

     The consolidated financial statements include the accounts of the Company and its Subsidiary, both of which are wholly owned. All significant intercompany accounts and transactions have been eliminated in the consolidation.

                                 GENELINK, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2005 AND 2004

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

     CASH AND CASH EQUIVALENTS:

     Highly liquid debt instruments purchased with a maturity of three months or less are considered to be cash equivalents. At times, cash and cash equivalents may exceed insured limits. The Company maintains certain cash balances with Merrill Lynch, which is SIPC insured up to $500,000.

     PROPERTY AND EQUIPMENT:

     Property and equipment are stated at cost. Expenditures for maintenance and repairs are charged against operations. Renewals and betterments that materially extend the life of the assets are capitalized. Depreciation is computed using the straight-line method over the estimated useful lives of 5 to 39 years of the related assets.

     REVENUE AND COST RECOGNITION:

     Revenues are recorded when the kits are sold for GeneLink, Inc.'s products. The Company receives a non-refundable fee for the DNA kits and provides DNA analysis testing at that time, then stores the specimen for up to 75 years. If the client requests the DNA specimen back at any time during the storage period, they will be entitled to receive the specimen upon payment of an additional retrieval fee but will not be entitled to any refund of the original storage fee. Direct costs related to sale of kits include the purchase of kits, samples, and delivery expenses. The direct costs of kits are recognized at time of sale to customers as opposed to the time of purchase by GeneLink, Inc. from its vendors. Kits purchased by GeneLink, Inc. and not yet sold remain in inventory. Revenues from the proprietary genetic indicator tests are recognized partially when the kits are sold, and subsequently when they are presented to the lab for testing.

     The Company formed a subsidiary known as "Dermagenetics, Inc." which has created and is distributing DNA UltraCustom skin cream, genetically designed to an individual's needs, specifically to the Spa industry. Dermagenetics has been appearing at Spa conventions and is currently selling the Company's DNA UltraCustom skin cream to Spas in the United States. Revenues are recorded when the skin cream kits are sold for Dermagenetics Inc.'s products.

                                 GENELINK, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2005 AND 2004

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

     INCOME TAXES:

     The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes", which requires the use of an asset and liability approach for financial accounting and reporting for income taxes. Under this method, deferred tax assets and liabilities are recognized based on the expected future tax consequences of temporary differences between the financial statement carrying amounts and tax basis of assets and liabilities as measured by the enacted tax rates that are expected to be in effect when taxes are paid or recovered. In December 2005, the Company sold net operating losses through the New Jersey Technology Business Tax Certified Transfer Program. See Note 5.

     LONG LIVED ASSETS:

     The Company reviews for the impairment of long-lived assets and certain identifiable intangibles whenever events or changes indicate that the carrying amount of an asset may not be recoverable. An impairment loss would be recognized when estimated future cash flows expected to result from the use of an asset and its eventual disposition are less than its carrying amount. The Company has not identified any such impairment losses during the years ended December 31, 2005 and 2004.

     PER SHARE DATA:

     Effective November 12, 1998, the Company adopted SFAS No. 128, "Earnings Per Share." The provisions of SFAS 128 establish standards for computing and presenting earnings per share (EPS). This standard replaces the presentation of primary EPS with a presentation of basic EPS. Additionally, it requires dual

                                 GENELINK, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2005 AND 2004

     presentation of basic and diluted EPS for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the diluted EPS computation. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Diluted EPS for 2005 and 2004 excludes any effect from such securities, as their inclusion would be antidilutive.

     STOCK OPTIONS:

     The Financial Accounting Standards Board has issued SFAS No. 123R, which defines a fair value based method of accounting for an employee stock option and similar equity instruments and encourages all entities to adopt that method of accounting for all of their employee stock compensation plans. However, it also allows an entity to continue to measure compensation cost for those plans using the method of accounting prescribed by Accounting Principles Board Opinion No. 25 (APB 25). Entities electing to remain with the accounting in APB 25 must make proforma disclosures of net income (loss) and, if presented, earnings (loss) per share, as if the fair value based method of accounting defined in SFAS 123R had been adopted. The Company has elected to account for its stock-based compensation plans under APB 25.

     RECENT ACCOUNTING DEVELOPMENTS:

     In December 2004, the FASB issued a revision to SFAS No. 123, Accounting for Stock-Based Compensation, SFAS No. 123-R, Share-Based Payment. SFAS No. 123-R focuses primarily on transactions in which an entity exchanges its equity instruments for employee services and generally establishes standards for the accounting for transactions in which an entity obtains goods or services in share-based payment transactions. SFAS No. 123-R is effective for the Company in 2006. Management is currently evaluating the effect of adoption of SFAS No, 123-R and the effect on financial condition, results of operations or cash flows is yet to be determined.

     RECLASSIFICATIONS:

     Certain amounts in the prior year's financial statement have been reclassified to conform with the current year's presentation.

NOTE 3. PROPERTY AND EQUIPMENT

     As of December 31, 2005 and 2004, property and equipment consisted of the following:

                           2005      2004
                         -------   -------
Office furniture         $ 1,154   $ 1,154
Office equipment          57,494    49,444

                                 GENELINK, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2005 AND 2004

Leasehold improvements                             85,420     85,420
Software                                           76,323     11,900
                                                 --------   --------
                                                  220,391    147,918
Less accumulated depreciation and amortization     72,872     51,401
                                                 --------   --------
                                                 $147,519   $ 96,517
                                                 ========   ========

     Depreciation and amortization expense was $21,471 and $11,854 for the years ended December 31, 2005 and 2004, respectively.

NOTE 4. OTHER ASSETS

     As of December 31, 2005 and 2004, other assets consisted of the following:

                                     2005       2004
                                   --------   --------
Patents and trademarks             $250,389   $205,201
Organization costs                   86,976     86,976
Deposits                                 --     18,748
                                   --------   --------
                                    337,365    310,925
   Less accumulated amortization    128,230    113,478
                                   --------   --------
                                   $209,135   $197,447
                                   ========   ========

     Amortization expense was $14,752 and $11,647 for the years ended December 31, 2005 and 2004, respectively.

     The future estimated minimum amortization expense that will be charged to operations as of December 31, 2005 is as follows:

 Year ending
December 31,
------------
   2006        $ 14,752
   2007          14,752
   2008          14,752
   2009          14,752
   2010          14,752
Thereafter      135,375
               --------
               $209,135
               ========

                                 GENELINK, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2005 AND 2004

NOTE 5. INCOME TAXES

     At December 31, 2005 and 2004, the Company had federal and state tax net operating loss carry forwards of approximately $14,650,000 and $13,600,000, respectively. The difference between the operating loss carry forwards on a tax basis and a book basis is due principally to differences in depreciation, amortization, and treatment of stock options. The federal carry forwards begin to expire in 2009 and the state carry forwards began to expire in 2003.

     The Company had a net deferred tax asset of $1,880,000 and $1,670,000 at December 31, 2005 and 2004, respectively, primarily from net operating loss carry forwards. A valuation allowance was recorded to reduce the net deferred tax asset to zero. The deferred tax asset valuation allowance increased $210,000 for the year ended December 31, 2005 and $260,000 for the year ended December 31, 2004.

     During December 2005, the Company received proceeds from the sale of net operating losses through the New Jersey Technology Business Tax Certified Transfer Program (the "Tax Transfer Program"). Through the Tax Transfer Program, the Company sold $265,450 of net operating loss benefits and received $228,287 of net proceeds from this sale.

NOTE 6. STOCKHOLDERS' EQUITY TRANSACTIONS

     Common Stock

          During the years ended December 31, 2005 and 2004, the Company issued 2,250,000 and 1,825,000 shares of common stock and 1,500,000 and 1,825,000 warrants to purchase common stock for cash consideration of $450,000 and $365,000, respectively. This is pursuant to the private placement offerings in 2005 and 2004. Using the Black-Scholes methodology, the warrants were valued at $300,000 and $172,500, respectively.

          The Company issued 466,170 and 303,000 shares of common stock for services rendered, valued at $97,184 and $90,720 for the years ended December 31, 2005 and 2004, respectively.

          During 2005, the Company issued stock in settlement of a debt agreement. The Company issued 640,369 shares of common stock to settle $75,000 of debt and interest accrued on the note.

     Subscription Receivable-Officers

          The Company has in prior public filings described certain related party transactions as follows:

                                 GENELINK, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2005 AND 2004

          Since its inception, the Company advanced funds periodically to its former Chief Executive Officer. Subscription Receivable-Officers represents officer's loans and accrued interest of $ 0 and $1,016,635 at December 31, 2005 and December 31, 2004, respectively. The loans accrued interest using the average applicable monthly Federal Rates
          (AFRs).

          The Company recorded these subscription receivables as a contra-equity account in the Company's balance sheet in accordance with Staff Accounting Bulletin Topic 4G, with related interest income on these notes also being recorded in the Company's equity section.

          On June 29, 2003, the Company issued to John DePhillipo 2,722,345 shares and Maria DePhillipo 723,530 shares in satisfaction of accrued and unpaid salary of $544,469 owed to John DePhillipo and $144,704 owed to Maria DePhillipo. Effective March 24, 2004, the Board of Directors decided to provide additional compensation payable to John DePhillipo and Maria DePhillipo to reflect the desire of the Board to treat the shares issued June 29, 2003 to John DePhillipo not as issuances in satisfaction of accrued but unpaid salary but as additional compensation (the "Additional Compensation Payment"). To reflect the Additional Compensation Payment, the Corporation recorded $544,469 of additional compensation to John DePhillipo during March 2004. The stock subscription receivable was repaid in 2004 in conjunction with a sale of treasury stock back to the Company by John DePhillipo. Mr. DePhillipo's employment with the Company was terminated by the Company on October 14, 2005.

          The transactions described above, which are being investigated by the Company, are the subject of counterclaims filed by the Company in the New Jersey Superior Court proceeding.

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

                                 GENELINK, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2005 AND 2004

          During 2004, two officers were granted options to buy 1,000,000 shares of common stock for $0.40 per share. These options replaced expiring options of the same number to buy stock at $1.00 per share.

          During 2005, the Company relieved its Chief Executive Officer and President of his duties and all outstanding options, both vested and unvested, were cancelled in accordance with their terms.

          During the quarter ended March 31, 2005, the Company issued 200,000 options to acquire common stock at $0.25 per share for fundraising. In addition, the Company issued 128,000 options to buy stock at $.040 per share for consulting services. These options vest in equal monthly installments for 24 months beginning in February, 2005. Consulting expense of $11,520 was charged to the options.

          In the quarter ending June 30, 2005, the Company issued 200,000 options to buy stock at $0.50 per share for consulting services. The options vest in equal monthly installments for 24 months beginning in May, 2005. Consulting expense related to this issuance was $16,000.

          A summary of the status of the Company's stock options and warrants as of December 31, 2005 and 2004, and changes during the years ending of those dates are presented below:

                                                                          2005                    2004
                                                                 ---------------------   ---------------------
                                                                              Weighted                Weighted
                                                                               Average                 Average
                                                                              Exercise                Exercise
                                                                   Shares       Price      Shares       Price
                                                                 ----------   --------   ----------   --------
Options/warrants outstanding at beginning of year                20,818,937    $ 0.58    16,795,188    $ 0.58
Granted                                                           3,010,704      0.23     6,449,999      0.48
Exercised                                                                --        --            --        --
Expired                                                          (3,323,820)    (0.31)     (295,000)    (0.39)
Cancelled                                                        (3,600,000)    (0.79)   (2,131,250)    (0.98)
                                                                 ----------    ------    ----------    ------
Options/warrants outstanding at end of year                      16,905,821    $ 0.51    20,818,937    $ 0.51
                                                                 ==========    ======    ==========    ======
Options/warrants exercisable at end of year                      16,703,149              19,898,937
Weighted-average fair value of options granted during the year                 $ 0.11                  $ 0.23

                                 GENELINK, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2005 AND 2004

     The following table summarizes information about stock options and warrants outstanding at December 31, 2005:

                         Weighted-Average
              Number         Remaining
Exercise   Outstanding   Contractual Life   Exercisable
  Price    at 12/31/05        (Years)         Warrants
--------   -----------   ----------------   -----------
  0.20       4,307,704         4.07           4,307,704
  0.25         565,000         3.71             565,000
  0.35         100,000         0.28             100,000
  0.40       4,053,000         1.88           3,983,663
  0.44         550,000         0.05             550,000
  0.45         920,000         2.12             920,000
  0.50       2,730,001         1.47           2,596,666
  0.60       2,206,250         2.89           2,206,250
  0.75         387,500         1.77             387,500
  1.00       1,086,366         1.27           1,086,366
            ----------                       ----------
            16,905,821                       16,703,149
            ==========                       ==========

     Had compensation cost of GeneLink, Inc.'s incentive stock options issued to officers been determined based on the fair value of options at the dates of award under the fair value method of SFAS 123, the Company's net loss and net loss per common share would have been reduced to the proforma amounts indicated below:

                                             2005          2004
                                         -----------   -----------
Net loss:
   As reported                           $(1,052,870)  $(2,114,619)
   Additional stock-based compensation            --      (312,500)
   Proforma                               (1,052,870)  $(2,427,119)
Net loss per common share:
   As reported                           $     (0.03)  $     (0.07)
Additional stock-based compensation               --         (0.01)
   Proforma                                    (0.03)        (0.08)

     Significant assumptions used to calculate the fair value of all options issued for services are as follows:

Risk free interest rate of return            7%
Expected option life                4-5.5 yrs.
Expected dividends                       $0.00
Expected volatility                         50%

                                 GENELINK, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2005 AND 2004

     Treasury Stock

          In relation to the settlement of the stock subscription receivable in 2004, 209,989 shares of common stock valued at $109,195 was returned to the Company and recorded as treasury stock.

          The components of the repayment of the stock subscription receivable via the treasury stock transaction is as follows:

Stock subscription receivable before repayment   $1,028,935
Less reductions in additional paid-in-capital:
   Accrued interest forgiven                       (331,271)
   Stock option compensation - J. DePhillipo       (544,919)
   Stock option compensation - M. DePhillipo        (43,550)
                                                 ----------
                                                   (919,740)
                                                 ----------
Less treasury stock sales by shareholder:
   Shares given to company by
   J. DePhillipo 209,990 @ $0.52                   (109,195)
                                                 ----------
Stock subscription receivable after repayment    $       --
                                                 ==========

     Private Placement Offerings

     In March 2005, the Company issued a confidential private offering memorandum of up to 2,000,000 shares at $.20 per unit and a warrant to acquire 1/2 share of common stock at $.20 per share pursuant to Rule 506 of Regulation D of the Securities Act of 1933.

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

                                 GENELINK, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2005 AND 2004

                                                           2005          2004
                                                       -----------   -----------
Net loss                                               $(1,052,870)  $(2,114,619)
Weighted average number of shares of common
   stock and common stock equivalents outstanding               --            --
Weighted average number of common shares
   outstanding for computing basic earning per share    35,806,407    31,286,924
Dilutive effect of warrants and stock options after
   application of the treasury stock method                     --            --

                                                           2005          2004
                                                       -----------   -----------
Weighted average number of common shares out-
   standing for computing diluted earnings per share    35,806,407    31,286,924
                                                       ===========   ===========
Net loss per share - basic and diluted                 $     (0.03)  $     (0.07)
                                                       ===========   ===========

     The following common stock equivalents are excluded from the earnings per share calculation as their effect would have been antidulitive:

                              Years Ended December 31
                             -------------------------
                                 2005          2004
                             -----------   -----------
Warrants and stock options   $16,905,821   $20,818,937
                             ===========   ===========

NOTE 8. ADVERTISING

     The Company expenses the production costs of advertising when incurred. Advertising expense was $209,370 and $165,363 for the years ended December 31, 2005 and 2004, respectively.

NOTE 9. RENT

     The Company leases its offices in Jersey City, New Jersey. The lease provides for a term of six (6) months, with rental payments of $98 per month.

NOTE 10. RELATED PARTY TRANSACTIONS

     The Company has an agreement with the UNTHSC through March 2006 for the storage of genetic material obtained using one of the Company's kits. Two
     (2) doctors associated with the UNTHSC own approximately 20,000 shares of the Company.

                                 GENELINK, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2005 AND 2004

     The Company has established protocols with the UNTHSC whereby the UNTHSC will receive a sample in an envelope enclosed with the kit, measure the quantity to assure that enough genetic material is present, analyze the sample to extract the DNA, freeze and store the material in the refrigerated area maintained by the UNTHSC making it available for future retrieval.

     In January, 2006 the Company entered into an Exclusivity and Indemnity Agreement with First Equity Capital Securities, Inc. ("First Equity"), pursuant to which the Company granted First Equity the exclusive right to assist the Company in raising between $200,000 and $2,000,000 in debt financing and agreed to indemnify First Equity from any claims made as a result of First Equity providing services to or on behalf of the Company. This exclusive arrangement continues through May 2006. Kenneth R. Levine, a holder of greater than five percent (5%) of the Company's outstanding common stock, is a principal and officer of First Equity.

     It is anticipated that First Equity will receive additional shares and warrants if it assists the Company in obtaining additional debt financing. First Equity did not receive any consideration in connection with the Bridge Loan Financing.

     Mr. Levine invested $40,000 in the Bridge Loan financing and in connection therewith received 80,000 shares of the Company's Common Stock. The Company has pledged its intellectual property to secure its payment obligations to all holders of the Bridge Loan notes, including Mr. Levine, pursuant to the terms of a Bridge Note Security Agreement and the holders of the Bridge Loan notes, including Mr. Levine, will be entitled to exercise any remedies granted to them under the terms of such security agreement upon the default by the Company of its obligations under the Bridge Loan financing.

                                 GENELINK, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2005 AND 2004

     Short Term Loans Payable

          As of December 31, 2005, the Company has various shareholders of the company who provided short term obligations, as follows:

                                                      2005      2004
                                                    -------   --------
Note payable, due July 27, 2005 with
   interest at 6%. All interest and principal
   due at maturity. Repayment terms extended
   past due date by agreement.                      $12,586   $ 50,000
Note payable, due January 1, 2005 with
   interest at 6%. All interest and principal
   due at maturity.                                      --     50,000
Note payable, due July 28, 2005 with
   interest at 6%. All interest and principal
   due at maturity. Repayment terms
   extended past due date by agreement.               5,275     25,000
Note payable, due no specific maturity with
   no stated interest. All interest and principal
   due at maturity.                                  10,000         --
Note payable, due January 31, 2005 with
   interest at  6%. All interest and principal
   due at maturity.                                      --    100,000
                                                    -------   --------
                                                     27,861    225,000
Less: Discount for warrants issued                      (--)   (11,101)
                                                    -------   --------
Total short term loans payable                      $27,861   $213,899
                                                    =======   ========

     Employees and Consultants

          The Company is dependent on the services of Monte E. Taylor, Jr., its acting Chief Executive Officer and acting Chief Financial Officer. The Company is in the process of negotiating an employment agreement with Mr. Taylor. A new agreement has not been signed. His current arrangement provides for annual compensation of $90,000 per year.

          The Company has entered into a consulting agreement with Dr. Ricciardi (shareholder and officer) dated February 24, 1998. The initial term of the agreement is five (5) years. As of December 31, 2005 and 2004, $593,399 and $432,937, respectively was owed to Dr. Ricciardi for services rendered under the

                                 GENELINK, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2005 AND 2004

consulting agreement. The Company is in the process of renewing its agreement with Dr. Ricciardi. A new agreement has not yet been signed.

NOTE 11. SEGMENT INFORMATION

     The Company distinguishes its two main operating segments by entity and the types of products they sell.

     The following table sets forth the net revenues, operating expenses and pre-tax earnings of our segments for the year ended December 31, 2005:

                           GENELINK    DERMAGENETICS
                              INC.          INC.
                          ----------   -------------
NET REVENUES              $  108,054     $ 288,870
OPERATING EXPENSES         1,242,349       435,732
OTHER INCOME                 228,287            --
PRE-TAX EARNINGS (LOSS)     (906,008)     (146,862)

     The only reportable segment for the years ended December 31, 2004 and 2003 was GeneLink, Inc.

NOTE 12. GOING CONCERN

     The Company's financial statements are prepared using generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company incurred a net operating loss of $1,052,870 and $2,114,619 for the years ended December 31, 2005 and 2004, respectively. The Company reported a deficit of $10,536,413 and $9,483,543 as of December 31, 2005 and 2004, respectively. The Company has announced marketing plans to enhance sales and, as a result, management believes that they will be able to generate sufficient revenue and cash flow for the Company to continue as a going concern. Should the Company be unable to continue as a going concern, assets and liabilities would require restatement on a liquidation basis that would differ materially from the going concern basis.

                                 GENELINK, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2005 AND 2004

NOTE 13. COMMITMENTS AND CONTINGENCIES

     Effective October 14, 2005, the Company terminated the employment of John
     R. DePhillipo, the Company's former Chief Executive Officer and Chief Financial Officer and currently a director of the Company. Mr. DePhillipo commenced two lawsuits allegedly arising out of his termination by the Company.

     In an Action filed in the United States District Court for the Eastern District of Pennsylvania John R. DePhillipo v. Robert P. Ricciardi, Civil Action No. 05-5906, Mr. DePhillipo alleged that Dr. Ricciardi, a Director and Officer of the Company, (1) caused Mr. DePhillipo's employment with the Company to be wrongfully terminated and therefore is personally liable for all severance owed Mr. DePhillipo, in the amount of at least $75,000; (2) was personally liable for Mr. DePhillipo's unpaid back salary of $84,000 simply because Dr. Ricciardi is an officer and/or director of the Company; and (3) acted sufficiently maliciously to justify punitive damages being assessed against Dr. Ricciardi of $10,000,000. Under the terms of the Company's By-laws and Pennsylvania law, the Company is obligated both to reimburse Dr. Ricciardi for his costs of defending this action and is required to advance him the costs of the expense of such a defense. Counsel for Dr. Ricciardi entered an answer to this action and subsequently the action against Dr. Ricciardi was dismissed with prejudice in March 2006. There is thus no further contingent liability with regard to this matter.

     In a separate Action filed by Mr. DePhillipo against the Company in November 2005 in the Superior Court of New Jersey, Law Division, Atlantic County, John R. DePhillipo v. GeneLink, Inc., Docket No. ATL-L-7479-05, Mr. DePhillipo has alleged that his termination by the Company "for cause" was improper and therefore he is entitled to in excess of $1,500,000 in severance pay under the terms of an employment agreement, allegedly entered into effective January 1, 2005 (the "Employment Agreement") and an additional $84,000 in accrued and unpaid compensation. The Company has filed an Answer denying the material allegations of the Complaint and asserting a number of affirmative defenses. The Company believes Mr. DePhillipo's claims are without merit and intends to vigorously defend against those claims. The Company has also filed counterclaims against Mr. DePhillipo for breach of fiduciary duty, conversion, negligent misrepresentation and unjust enrichment while Mr. DePhillipo served as the Company's Chief Executive Officer, President and Chief Financial Officer. The counterclaims seek recovery in excess of that sought by Mr. DePhillipo in the Complaint.

     The Company has received a notice of an alleged patent infringement from an Australian bioscience company. It is the opinion of patent counsel that there is no infringement, and that in the event there is an infringement, management believes it will not have a material effect on the Company's business and financial position.

                                 GENELINK, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2005 AND 2004

NOTE 14. SUBSEQUENT EVENTS

     The Company will require approximately $800,000 to fund the Company's sales and marketing efforts and to pay existing obligations for the balance of 2006. In January 2006, the Company entered into a Bridge Loan Agreement pursuant to which the Company borrowed $200,000 and pledged all of its intellectual assets as collateral. The Bridge Loan Financing accrues interest at a rate of 12% per year and matures on December 31, 2006.

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

     With the participation of management, the Company's acting Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the design and operation of its disclosure controls and procedures at the conclusion of the fiscal quarter ended December 31, 2005. Based upon this evaluation, the acting Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective in ensuring that material information required to be disclosed is included in the reports that it files with the Securities and Exchange Commission.

Change In Internal Controls

     There were no significant changes in the Company's internal controls or, to the knowledge of the Company's management, in other factors that could significantly affect internal controls subsequent to the date of the Company's most recent evaluation of its disclosure controls and procedures utilized to compile information included in this filing.

                                    PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS.

     Officers and Directors

     Information with respect to each of the executive officer and director is set forth below

Name                        Age   Position
----                        ---   --------
Monte E. Taylor             55    Acting Chief Executive Officer, Acting Chief
                                  Financial Officer, Director

Robert P. Ricciardi, Phd.   59    Chairman, Secretary, Treasurer, Director

John R. DePhillipo          64    Director

On July 28, 2005, Monte E. Taylor, Jr. was elected to the Board of Directors. Mr. Taylor was elected to fill a newly-created vacancy of the Board of Directors of the Company. Mr. Taylor joined the Company as Director of Business Development in 2001. In such role, Mr. Taylor has focused his efforts in rolling at the Company's products and technologies to the skin-care, skin health and nutrition industries worldwide. Prior to joining the Company, Mr. Taylor was a senior management consultant specializing in strategic marketing plans, business development and marketing communications for mid-size and Fortune 500 companies. Mr. Taylor received a masters in business administration from the Crammer School of Business at Rollins College.

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

     Mr. DePhillipo was an officer and director of the Company since its formation in 1995 until his termination as Chief Executive Officer and Chief Financial Officer, effective October 14, 2005. As the Chief Executive Officer of the Company, Mr. DePhillipo had responsibility and oversight for business collaborations and intellectual property and research and development matters for the Company, and led the efforts to take the Company public in 1998. From 1965 through 1990, Mr. DePhillipo was a real estate and land developer of multi-million dollar projects. Mr. DePhillipo was a founder and the chief executive officer of Applied Safety, the developer of the retro-fit airbag, which was sold to Breed Technologies in 1994.

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

Section 16(a) Beneficial Ownership Reporting Compliance.

     Based solely on the Company's review of certain reports filed with the Securities and Exchange Commission pursuant to Section 16(a) of the Securities Exchange Act of 1934 (the "1934 Act"), as amended and written representations of the Company's officers and directors, the Company believes that all reports required to be filed pursuant to the 1934 Act with respect to transactions in the Company's Common Stock through December 31, 2005 were filed on a timely basis.

Code of Ethics.

     The Company has adopted a code of conduct that applies to all employees, including the Company's principal executive officer, principal financial officer, principal accounting officer or controller and persons performing similar functions. A copy of the Company's code of conduct will be provided to anyone without change upon request therefor.

ITEM 10. EXECUTIVE COMPENSATION

                             EXECUTIVE COMPENSATION

                           SUMMARY COMPENSATION TABLE

                                                                     Long-Term Compensation
                                                                             Awards
                                                                    ------------------------
                                      Annual Compensation                            (g)
        Year                  ----------------------------------        (f)       Securities   Payouts
--------------------   Year                              (e)        Restricted   Under-Lying     (h)          (i)
         (a)           ----      (c)         (d)    Other Annual       Stock       Options/      LTIP      All Other
 Name and Principal     (b)    Salary       Bonus   Compensation     Award(s)        SARs      Payouts   Compensation
      Position         Year     ($)          ($)         ($)            ($)          (#)         ($)          ($)
 ------------------    ----   --------     ------   ------------    ----------   -----------   -------   ------------
Monte E. Taylor, Jr.   2005   $ 90,000(3)      --             --            --            --        --             --

Acting Chief           2004   $ 95,000(3)      --             --            --       500,000        --             --
Executive Officer(1)   2003   $103,000(3)      --             --            --            --        --             --

John R. DePhillipo,    2005   $243,756         --             --            --            --        --        $3,600(6)
Chief Executive        2004   $300,000     $5,000      $544,919(4)          --            --        --        $4,800(6)
Officer(2)             2003   $334,814         --      $544,465(5)          --            --        --        $4,800(6)

Robert P. Ricciardi,   2005   $106,294(7)      --             --            --            --        --             --
Ph.D., Treasurer       2004   $ 96,631(7)      --             --            --            --        --             --
                       2003   $ 87,846(7)      --             --            --            --        --             --

(1) Mr. Taylor was appointed acting Chief Executive Officer and Chief Financial Officer effective October 14, 2005.

(2)  Mr. DePhillipo's employment with the Company terminated on October 14,
     2005.

(3)  Represents compensation payable pursuant to a consulting agreement.

(4) Value of accrued compensation owed by the Company to Mr. DePhillipo offset against loans owed to the Company by Mr. DePhillipo.

(5)  Represents the value of common shares issued to Mr. DePhillipo in 2003.

(6)  Represents the cost of life insurance premiums provided from the Company.

(7)  This amount has accrued but has not been paid.

                      OPTION/SAR GRANTS IN LAST FISCAL YEAR

Individual Grants

                                (b)                      (c)
                       Number of Securities   Percent of Total Options/          (d)             (e)
(a)                     Underlying Option/)        SARs Granted to        Exercise of Base   Expiration
Name                     SARs Granted (#)      Employees in Fiscal Year     Price ($/Sh)        Date
----                   --------------------   -------------------------   ----------------   ----------
Monte E. Taylor, Jr.             0                        0                      --              --
John R. DePhillipo               0                        0                      --              --
Robert P. Ricciardi              0                        0                      --              --

                     AGGREGATED OPTION/SAR EXERCISES IN LAST
                    FISCAL YEAR AND F/Y-END OPTION/SAR VALUES

                                                                        (d)
                                                                Number of Securities                (e)
                                                               Underlying Unexercised       Value of Unexercised
                               (b)                                  Options/SARs         In-the-Money Options/SARs
         (a)           Shares Acquired On         (c)          at Fiscal Year-End (#)      at Fiscal Year-End ($)
        Name              Exercise (#)      Value Realized   Exercisable/Unexercisable   Exercisable/Unexercisable
        ----           ------------------   --------------   -------------------------   -------------------------
Monte E. Taylor, Jr.            0                 --                       0/0                      0/0
John R. DePhillipo              0                 --                       0/0                      0/0
Robert P. Ricciardi             0                 --                 600,000/0                      0/0

Employment Agreements with Executive Officers

     The Company is negotiating an employment agreement with Monte E. Taylor, Jr., its acting chief executive officer and acting chief financial officer. A new agreement has not been signed. Mr. Taylor's current arrangement with the Company provides for annual compensation of $90,000.

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

Compensation of Directors and Meeting of Directors

     Directors of the Company are not paid any fees for service as directors of the Company. The Board of Directors met four (4) times in 2005. Each director attended each meeting via telephone conference.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         Security Ownership of Management and Certain Beneficial Owners

     The following table sets forth certain information as of March 10, 2006 regarding the ownership of common stock (i) by each person known by the Company to be the beneficial owner of more than five percent of the outstanding Common Stock, (ii) by each current officer and director of the Company and (iii) by all current officers and directors of the Company as a group. Unless otherwise stated, the beneficial owners exercise sole voting and/or investment power over their shares.

                                   Number of Shares      Approximate Percentage
              Name                Beneficially Owned      Of Stock Outstanding
              ----                ------------------     ----------------------
John R. and Maria D. DePhillipo       4,716,585(1)                13.0%
100 S. Thurlow Avenue
Margate, NJ  08402

Kenneth R. Levine                     3,125,613(2)                 8.4%
1776 Broadway
Suite 1403
New York, NY  10019

Robert P. Ricciardi                   2,710,000                    7.5%
Newport Financial Center
113 Povonia Avenue, #313
Jersey City, NJ 07310

Monte E. Taylor, Jr.                     11,250                       *
Newport Financial Center
113 Povonia Avenue, #313
Jersey City, NJ 07310

                                      7,437,835(1)                20.5%

Directors and Officers as a
Group

(1) Includes 3,235,885 shares held by John R. DePhillipo and 1,010,700 shares held by Maria D. DePhillipo, his wife. Mr. DePhillipo disclaims beneficial ownership of the shares held by Maria D. DePhillipo. Includes 470,000 shares of Common Stock held by family trusts for which Mrs. DePhillipo is the trustee. Mr. and Mrs. DePhillipo each disclaims any beneficial ownership of these shares.

(2) Includes currently exercisable warrants to acquire 987,869 shares of the Company's Common Stock.

*    less than 1%.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     In January, 2006 the Company entered into an Exclusivity and Indemnity Agreement with First Equity Capital Securities, Inc. ("First Equity"), pursuant to which the Company granted First Equity the exclusive right to assist the Company in raising between $200,000 and $2,000,000 in debt financing and agreed to indemnify First Equity from any claims made as a result of First Equity providing services to or on behalf of the Company. This exclusive arrangement continues through May 2006. Kenneth R. Levine, a holder of greater than five percent (5%) of the Company's outstanding common stock, is a principal and officer of First Equity.

     It is anticipated that First Equity would receive shares and warrants if it assists the Company in obtaining additional debt financing. First Equity did not receive any consideration in connection with the Bridge Loan Financing.

     Mr. Levine invested $40,000 in the Bridge Loan financing and in connection therewith received 80,000 shares of the Company's Common Stock. The Company has pledged its intellectual property to secure its payment obligations to all holders of the Bridge Loan notes, including Mr. Levine, pursuant to the terms of a Bridge Note Security Agreement and the holders of the Bridge Loan notes, including Mr. Levine, will be entitled to exercise any remedies granted to it under the terms of such security agreement upon the default by the Company of its obligations under the Bridge Loan financing.

ITEM 13.

(A)  EXHIBITS, LIST AND REPORTS ON FORM 8-K

     (1) Financial Statements. The financial statements required to be filed are presented beginning on page 21.

     (2) Exhibits. The following Exhibits have been filed pursuant to Item 601 of Regulation S-B.

Exhibit Number   Description
--------------   -----------
10.1             Bridge Loan Security Agreement dated January 12, 2006, by and among the Company, the Holders, of $200,000 aggregate principal amount of Bridge Loans, and Karen Levine, as Collateral Agent.

31.1             Certification of Chief Executive Officer and Chief Financial
                 Officer pursuant to Section 302 of the Sarbanes-Oxley Act of
                 2002

32.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(B)  REPORTS ON FORM 8-K

     On October 20, 2005, the Company filed a Current Report on Form 10-KSB with respect to the termination of the employment of John R. DePhillipo, the former Chief Executive Officer and Chief Financial Offer of the Company, the appointment of Monte E. Taylor, Jr., as acting Chief Executive Officer and Chief Financial Officer, and the relocation of the Company's executive offices.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

     Audit Fees

     Buckno, Lisicky & Company served as the Company's certified public accountants for the years ended December 31, 2005 and 2004. Audit fees billed during the years ended December 31, 2005 and 2004 were $19,000 each year. There were no other services rendered by Buckno, Lisicky & Company during 2005 and 2004. Other services rendered by Buckno, Lisicky & Company during 2005 and 2004 related to quarterly reviews with fees of $3,000 each year.

                                   SIGNATURES

     In accordance with Section 12 of the Securities Exchange Act of 1934, the registrant caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        GENELINK, INC.
                                        Registrant


Date: April 7, 2006                     By: /s/ Monte E. Taylor, Jr.
                                            ------------------------------------
                                            Monte E. Taylor, Jr., Acting Chief
                                            Executive Officer and President

     In accordance with the Exchange Act this report has been signed below by the following persons on behalf of the registrant and in the capacities and the dates indicated.

SIGNATURES                       CAPACITY                       DATE
----------                       --------                       -----


/s/ Monte E. Taylor, Jr.         Principal Executive Officer,   April 7, 2006
------------------------------   Principal Financial Officer
Monte E. Taylor                  and Director
Acting Chief Executive Officer


/s/ Robert P. Ricciardi          Director                       April 7, 2006
------------------------------
Robert P. Ricciardi
Chairman and Director


------------------------------   Director
John R. DePhillipo