Form 10KSB/A
period 2005-12-31
GENELINK INC
filed 2006-05-11
CIK 941020

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-KSB/A

                                (Amendment No. 1)

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

EXPLANATORY NOTE

     GeneLink, Inc. (the "Company") is filing this Amendment No. 1. to its Annual Report on Form 10-KSB for the fiscal year ended December 31, 2005. Upon reviewing the Form 10-KSB, the Company's independent auditors informed the Company that a new note 15 needed to be added to the audited financial statements. This Form 10-KSB/A amends Item 7 (including the adding of a new note
15) and the Company has included current certifications of its Acting Chief Executive Officer and Acting Chief Financial Officer pursuant to Sections 302 and 906 of the Sarbanes-Oxley Act of 2002, filed as Exhibits 31.1 and 32.1 under
Item 13. Except as set forth in this Explanatory Note, this Form 10-KSB/A does not reflect events that have occurred after April 7, 2006, nor does it amend or update any other information set forth in the Company's Form 10-KSB originally filed by the Company on April 7, 2006. The remaining information contained in this Amendment No. 1 to Form 10-KSB, which consists of all other information originally contained in the original Form 10-KSB filed by the Company, is not amended hereby, but is included for the convenience of the reader.

                                TABLE OF CONTENTS

PART I                                                                      PAGE
------                                                                      ----
Item 1.    Description Of Business.......................................     1
Item 2.    Properties....................................................    12
Item 3.    Legal Proceedings.............................................    12
Item 4.    Submission Of Matters To A Vote Of Security Holders...........    13

PART II
Item 5.    Market For Common Equity And Related Stockholder Matters......    13
Item 6.    Management's Discussion And Analysis..........................    15
Item 7.    Financial Statements..........................................    20
Item 8.    Changes In And Disagreements With Accountants On Accounting
              And Financial Disclosure...................................    44
Item 8a.   Controls And Procedures.......................................    44

PART III
Item 9.    Directors And Executive Officers..............................    45
Item 10.   Executive Compensation........................................    47
Item 11.   Security Ownership Of Certain Beneficial Owners And Management    49
Item 12.   Certain Relationships And Related Transactions................    50

PART IV
Item 13.   Exhibits, Finanical Statement Schedules, and Reports on
              Form 8-K...................................................    50
Item 14.   Principal Accounting Fees And Services........................    50

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

                      EQUITY COMPENSATION PLAN INFORMATION

                                                                                   Number of
                                                                              securities remaining
                               Number of                              available for future issuance under
                           securities to be                                          equity
                         issued upon exercise     Weighted-average             compensation plans
                            of outstanding       exercise price of           (excluding securities
                          options, warrants     outstanding options           reflected in column
                              and rights        warrants and rights                   (a))
     Plan Category                (a)                   (b)                           (c)
     -------------       --------------------   -------------------   -----------------------------------
Equity
   compensation
   plans approved
   by security holders          600,000                $0.40                            0

Equity
   compensation
   plans not
   approved
   by security
   holders                            0                   --                            0
                                -------                -----                          ---
Total                           600,000                $0.40                            0

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

ITEM 7. FINANCIAL STATEMENTS

                          INDEX TO FINANCIAL STATEMENTS

                                                                 PAGE
                                                                -----
Report of Independent Registered Public Accounting Firm            21

Financial Statements

   Consolidated Balance Sheets                                  22-23
   Consolidated Statements of Operations                           24
   Consolidated Statements of Changes in Stockholders' Equity      25
   (Deficiency)
   Consolidated Statements of Cash Flows                        26-27
   Notes to Consolidated Financial Statements                   28-43

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

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


/s/ Buckno, Lisicky & Company
Allentown, Pennsylvania
March 29, 2006

                          GENELINK, INC. AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 2005 AND 2004

                                     ASSETS

                                 2005       2004
                               --------   --------
CURRENT ASSETS
   Cash and cash equivalents   $ 15,275   $155,689
   Accounts receivable           32,651     23,239
   Inventory                      3,261     19,691
   Prepaid expenses              37,435     72,722
                               --------   --------
      Total current assets       88,622    271,341
                               --------   --------
PROPERTY AND EQUIPMENT          147,519     96,517
                               --------   --------
OTHER ASSETS                    209,135    197,447
                               --------   --------
      Total assets             $445,276   $565,305
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
                                                 ===========   ===========

                 See Notes to Consolidated Financial Statements

                          GENELINK, INC. AND SUBSIDIARY
     CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIENCY)
                     YEARS ENDED DECEMBER 31, 2005 AND 2004

                                       COMMON STOCK                 ADDITIONAL      STOCK
                                   --------------------   TREASURY    PAID IN   SUBSCRIPTION
                                     SHARES     AMOUNT     STOCK      CAPITAL    RECEIVABLE
                                   ----------  --------  ---------  ----------  ------------
BALANCE, DECEMBER 31, 2003         31,005,011  $310,050  $(205,860) $6,774,021  $(1,016,635)
                                   ==========  ========  =========  ==========  ===========
Cancellation of stock warrants              0         0          0      46,062            0
Issuance of warrants for
   commission                               0         0          0           0            0
Issuance of warrants as loan
   consideration                            0         0          0           0            0
Issuance of warrants                        0         0          0           0            0
Fair value of options granted
   for services                             0         0          0     448,000            0
Repayment of stock
   subscription receivable                  0         0   (109,195)   (779,271)   1,028,935
Interest accrued on
   subscriptions receivable                 0         0          0      12,300      (12,300)
Issuance of common stock for
   consulting                          72,000       720          0      21,600            0
Issuance of common stock and
   stock warrants for commissions      75,000       750          0        (750)           0
Issuance of common stock and
   stock warrants for services        156,000     1,560          0      66,840            0
Issuance of common stock and
   stock warrants pursuant to                                                             0
   private placement offerings      1,825,000    18,250          0      46,750            0
Net loss                                    0         0          0           0            0
                                   ----------  --------  ---------  ----------  -----------
                                    2,128,000    21,280   (109,105)   (138,469)   1,016,635
                                   ----------  --------  ---------  ----------  -----------
BALANCE, DECEMBER 31, 2004         33,133,011  $331,330  $(315,055) $6,635,552  $         0
                                   ==========  ========  =========  ==========  ===========
Issuance of common stock and
   stock warrants related to loan
   conversion                         640,369     6,404          0      44,826            0
Fair value of options granted for
   services                                 0         0          0           0            0
Fundraising costs incurred                  0         0          0     (32,500)           0
Fair value of options granted for
   fundraising services                     0         0          0     (79,050)           0
Fair value of options granted for
   services                                 0         0          0           0            0
Issuance of common stock related
   to loan agreement                  200,000     2,000          0         400            0
Issuance of common stock and
   stock warrants for services        466,170     4,662          0      85,932            0
Issuance of common stock and
   stock warrants pursuant to
   private placement offerings      2,250,000    22,500          0     255,000            0
Net loss                                    0         0          0           0            0
                                   ----------  --------  ---------  ----------  -----------
                                    3,556,539    35,566          0     274,608            0
                                   ----------  --------  ---------  ----------  -----------
BALANCE, DECEMBER 31, 2005         36,689,550  $366,896  $(315,055) $6,910,160  $         0
                                   ==========  ========  =========  ==========  ===========

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

     The Company has also developed proprietary SNP-based genetic profiles (named GeneLink Nutragenetic ProfileTM and Dermagenetics(R) profiles. These profiles provide a means of predicting an individual's inherent genetic capacity to combat such conditions as oxidative stress and other important selected areas of physiologic health. The profiles, for example, can measure a person's potential to efficiently control oxygen free radical damage, eliminate hydrogen peroxide, protect and repair oxidized phospholipids and destroy harmful environmental compounds. The Company's profile assessment enables nutritional and skin care companies and health care professionals to recommend a specific and targeted regime of antioxidant vitamins, nutrients or skin care formulations that have been specifically designed to compensate for predicted deficiencies and to help provide individuals the best of health and appearance.

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

     AMORTIZATION OF PATENTS:

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

     RECLASSIFICATIONS:

          Certain amounts in the prior year's financial statement have been reclassified to conform with the current year's presentation.

NOTE 3. PROPERTY AND EQUIPMENT

     As of December 31, 2005 and 2004, property and equipment consisted of the following:

                                  2005       2004
                                --------   --------
Office furniture                $  1,154   $  1,154
Office equipment                  57,494     49,444
Leasehold improvements            85,420     85,420

                                 GENELINK, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENT
                     YEARS ENDED DECEMBER 31, 2005 AND 2004

Software                          76,323     11,900
                                --------   --------
                                 220,391    147,918
Less accumulated depreciation
   and amortization               72,872     51,401
                                --------   --------
                                $147,519   $ 96,517
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

          A summary of the status of the Company's stock options and warrants as of December 31, 2005 and 2004, and changes during the years ending of those dates are presented below:

                                         2005                    2004
                                ---------------------   ---------------------
                                             Weighted                Weighted
                                              Average                 Average
                                             Exercise                Exercise
                                  Shares       Price      Shares       Price
                                ----------   --------   ----------   --------
Options/warrants outstanding
   at beginning of year         20,818,937    $ 0.51    16,795,188    $ 0.58
Granted                          3,010,704      0.23     6,449,999      0.48
Exercised                               --        --            --        --
Expired                         (3,323,820)    (0.31)     (295,000)    (0.39)
Cancelled                       (3,600,000)    (0.79)   (2,131,250)    (0.98)
                                ----------    ------    ----------    ------
Options/warrants outstanding
   at end of year               16,905,821    $ 0.44    20,818,937    $ 0.51
                                ==========    ======    ==========    ======
Options/warrants exercisable
   at end of year               16,703,149              19,898,937
Weighted-average fair value
   of options granted during
   the year                                   $ 0.11                  $ 0.23

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

          The components of the repayment of the stock subscription receivable via the treasury stock transaction is as follows:

Stock subscription receivable before repayment   $1,028,935

Less reductions in additional paid-in-capital:
   Accrued interest forgiven                       (331,271)
   Stock option compensation - J. DePhillipo       (544,919)
   Stock option compensation - M. DePhillipo        (43,550)
                                                 ----------
                                                   (919,740)
                                                 ----------
Less treasury stock sales by shareholder:
   Shares given to company by                    ----------
   J. DePhillipo 209,990 @ $0.52                   (109,195)
                                                 ----------
Stock subscription receivable after repayment    $       --
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

     It is anticipated that First Equity will receive shares and warrants if it assists the Company in obtaining additional debt financing. First Equity did not receive any consideration in connection with the Bridge Loan Financing.

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

NOTE 15. QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

     Below is a summary of the quarterly results of operations for each quarter of the years ended December 31, 2005 and 2004:

                           First        Second      Third       Fourth
                        -----------   ---------   ---------   ---------
2005
Sales                   $   155,581   $ 133,602   $  76,850   $  30,000
Gross profit                125,674      76,126      37,400     (71,672)
Net income (loss)          (371,488)   (361,123)   (282,574)    (37,685)
Net income (loss) per
   common share               (0.01)      (0.01)     (0.008)     (0.001)

2004
Sales                   $    25,208   $  73,193   $ 157,054   $  49,182
Gross profit                  3,660      39,764     141,183      28,878
Net income (loss)        (1,125,317)   (332,967)   (179,108)   (477,227)
Net income (loss) per
   common share               (0.04)      (0.01)      (0.01)      (0.01)

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

ITEM 10. EXECUTIVE COMPENSATION

                             EXECUTIVE COMPENSATION

                           SUMMARY COMPENSATION TABLE

                                                                      Long-Term Compensation
                                                                     -----------------------
                                                                              Awards
                                          Annual Compensation        -----------------------
                                   --------------------------------      (f)      Securities  Payouts
                                                            (e)      Restricted  Under-Lying    (h)        (i)
            Year             Year     (c)        (d)   Other Annual     Stock      Options/     LTIP     All Other
            (a)               (b)   Salary      Bonus  Compensation   Award(s)      SARs      Payouts  Compensation
Name and Principal Position  Year     ($)        ($)        ($)          ($)         (#)        ($)         ($)
---------------------------  ----  --------    ------  ------------  ----------  -----------  -------  ------------
Monte E. Taylor, Jr.         2005  $ 90,000(3)     --         --         --             --       --          --
Acting Chief Executive       2004  $ 95,000(3)     --         --         --        500,000       --          --
Officer(1)                   2003  $103,000(3)     --         --         --             --       --          --

John R. DePhillipo, Chief    2005  $243,756        --         --         --             --       --      $3,600(6)
Executive Officer (2)        2004  $300,000    $5,000   $544,919(4)      --             --       --      $4,800(6)
                             2003  $334,814        --   $544,465(5)      --             --       --      $4,800(6)

Robert P. Ricciardi, Ph.D.,  2005  $106,294(7)     --         --         --             --       --          --
Treasurer                    2004  $ 96,631(7)     --         --         --             --       --          --
                             2003  $ 87,846(7)     --         --         --             --       --          --

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

                      OPTION/SAR GRANTS IN LAST FISCAL YEAR

Individual Grants

                                (b)                      (c)
                       Number of Securities   Percent of Total Options/          (d)             (e)
(a)                     Underlying Option/    SARs Granted to Employees   Exercise of Base   Expiration
Name                     SARs Granted (#)           in Fiscal Year           Price ($/Sh)       Date
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

                     AGGREGATED OPTION/SAR EXERCISES IN LAST
                    FISCAL YEAR AND F/Y-END OPTION/SAR VALUES

                                                                             (d)                                  (e)
                                                               Number of Securities Underlying    Value of Unexercised In-the-Money
                               (b)                           Unexercised Options/SARs at Fiscal             Options/SARs at
         (a)           Shares Acquired On        (c)                    Year-End (#)                      Fiscal Year-End ($)
        Name               Exercise (#)     Value Realized        Exercisable/Unexercisable            Exercisable/Unexercisable
        ----           ------------------   --------------   ----------------------------------   ----------------------------------
Monte E. Taylor, Jr.            0                  --                           0/0                               0/0
John R. DePhillipo              0                  --                           0/0                               0/0
Robert P. Ricciardi             0                  --                     600,000/0                               0/0

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

                                   Number of Shares    Approximate Percentage
              Name                Beneficially Owned    Of Stock Outstanding
              ----                ------------------   ----------------------
John R. and Maria D. DePhillipo      4,716,585 (1)              13.0%
100 S. Thurlow Avenue
Margate, NJ 08402

Kenneth R. Levine                    3,125,613 (2)               8.4%
1776 Broadway
Suite 1403
New York, NY 10019

Robert P. Ricciardi                  2,710,000                   7.5%
Newport Financial Center
113 Povonia Avenue, #313
Jersey City, NJ 07310

                                        11,250                      *
Monte E. Taylor, Jr.
Newport Financial Center
113 Povonia Avenue, #313
Jersey City, NJ 07310

                                     7,437,835 (1)              20.5%

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

                                        GENELINK, INC.
                                        Registrant


Date: May 10, 2006                      By: /s/ Monte E. Taylor, Jr.
                                            ------------------------------------
                                            Monte E. Taylor, Jr.,
                                            Acting Chief Executive Officer and
                                            President

     In accordance with the Exchange Act this report has been signed below by the following persons on behalf of the registrant and in the capacities and the dates indicated.

SIGNATURES                              CAPACITY                          DATE
----------                              --------                          ----


/s/ Monte E. Taylor, Jr.                Principal Executive Officer,      May 10, 2006
-------------------------------------   Principal Financial Officer and
Monte E. Taylor                         Director
Acting Chief Executive Officer


/s/ Robert P. Ricciardi                 Director                          May 10, 2006
-------------------------------------
Robert P. Ricciardi
Chairman and Director


                                        Director
-------------------------------------
John R. DePhillipo