Form 10QSB
period 2006-03-31
GENELINK INC
filed 2006-05-11
CIK 941020

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                    QUARTERLY REPORT FOR THE QUARTERLY PERIOD
                              ENDED MARCH 31, 2006

                           COMMISSION FILE NO. 0-28077

                                 GENELINK, INC.
                 (Name of Small Business Issuer in its charter)

              PENNSYLVANIA                                        23-2795613
     (State or other jurisdiction of                           (I.R.S. Employer
      incorporation or organization                          Identification No.)

        Newport Financial Center
        113 Povonia Avenue, #313
             Jersey City, NJ                                        07310
(Address of principal executive offices)

                    ISSUER'S TELEPHONE NUMBER: (800) 558-4363

     Check whether the Issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   X   No
    -----    -----

     Indicated by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes       No   X
    -----    -----

     APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Number of Shares of Common Stock
   Outstanding on May 1, 2006      36,357,868

     Transitional Small Business Disclosure Format

Yes       No   X
    -----    -----

                          GENELINK, INC. AND SUBSIDIARY

                                                                        Page No.
                                                                        --------
PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements.

        Consolidated Balance Sheets at March 31, 2006 (unaudited) and
        December 31, 2005                                                    3

        Consolidated Statements of Operations for the three months
        ended March 31, 2006 and 2005 (unaudited)                            4

        Consolidated Statements of Cash Flows for the three months
        ended March 31, 2006 and 2005 (unaudited)                          5-6

        Notes to Interim Consolidated Financial Statements                 7-8

                                                   GENELINK, INC. AND SUBSIDIARY
                                                     CONSOLIDATED BALANCE SHEETS

                                                                     (UNAUDITED)
                                                                   MARCH 31, 2006   DECEMBER 31, 2005
                                                                   --------------   -----------------
ASSETS
   Cash and cash equivalents                                        $     12,719      $     15,275
   Accounts receivable                                                    50,578            32,651
   Inventory                                                               2,077             3,261
   Prepaid expenses                                                       29,855            37,435
                                                                    ------------      ------------
      Total current assets                                                95,229            88,622

Property and equipment                                                   150,202           147,519
Other assets                                                             215,861           209,135
                                                                    ------------      ------------
               Total assets                                         $    461,292      $    445,276
                                                                    ============      ============

LIABILITIES
   Accounts payable and accrued expenses                            $    449,935      $    429,165
   Accrued payroll taxes                                                   7,342             7,454
   Loans payable                                                         174,360            27,861
                                                                    ------------      ------------
      Total current liabilities                                          631,267           464,480
Accrued compensation                                                     622,630           593,399
                                                                    ------------      ------------
               Total liabilities                                       1,254,267         1,057,879
                                                                    ------------      ------------

SHAREHOLDERS' EQUITY (DEFICIENCY)
   Common stock, $.01 par value, 75,000,000 shares authorized,
      37,089,538 and 36,689,550 shares issued, 36,683,369
      and 36,283,381 outstanding as of March 31, 2006 and
      December 31, 2005, respectively                                    370,896           366,896
Additional paid in capital                                             6,955,280         6,910,160
Stock warrants                                                         2,961,809         2,961,809
Accumulated deficit                                                  (10,765,905)      (10,536,413)
Treasury stock, 406,169 shares as of March 31, 2006 and
   December 31, 2005, at cost                                           (315,055)         (315,055)
                                                                    ------------      ------------
         Total shareholders' equity (deficiency)                        (792,975)         (612,603)
                                                                    ------------      ------------
         Total liabilities and shareholders' equity (deficiency)    $    461,292      $    445,276
                                                                    ------------      ------------

               THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE
                        CONSOLIDATED FINANCIAL STATEMENTS

                                                   GENELINK, INC. AND SUBSIDIARY
                                           CONSOLIDATED STATEMENTS OF OPERATIONS
                                                                     (UNAUDITED)

THREE MONTHS ENDED MARCH 31,                        2006          2005
----------------------------                    -----------   -----------
REVENUE                                         $    47,711   $   155,581
COSTS OF GOODS SOLD                                  16,749        29,907
                                                -----------   -----------
GROSS PROFIT                                         30,962       125,674
                                                -----------   -----------

EXPENSES
   Selling, general and administrative              106,432       288,441
   Consulting                                        49,320        60,523
   Professional fees                                 86,600        70,069
   Advertising and promotion                          5,249        71,455
   Amortization and depreciation                     12,852         6,674
                                                -----------   -----------
                                                    260,453       497,162
                                                -----------   -----------

NET LOSS BEFORE PROVISION FOR INCOME TAXES         (229,491)     (371,488)
PROVISION FOR INCOME TAXES                                0             0
                                                -----------   -----------
NET LOSS                                        $  (229,491)  $  (371,488)
                                                -----------   -----------
NET LOSS PER SHARE, BASIC & DILUTED             $     (0.01)  $     (0.01)
                                                -----------   -----------
   Weighted average common shares and diluted
      potential common shares                    36,777,316    33,456,525
                                                ===========   ===========

               THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE
                       CONSOLIDATED FINANCIAL STATEMENTS.

                                                   GENELINK, INC. AND SUBSIDIARY
                                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                                     (UNAUDITED)

THREE MONTHS ENDED MARCH 31,                                     2006        2005
----------------------------                                  ---------   ---------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss                                                   $(229,491)  $(371,488)
   Adjustments to reconcile net loss to net cash used in
      operating activities
      Depreciation and amortization                              12,852       6,674
      Amortization of discounts on loans payable                  5,480      22,791
      Fair value of options granted for consulting services          --      11,520
      Changes in operating assets and liabilities
         Accounts receivable                                    (17,927)    (32,497)
         Inventory                                                1,184       3,662
         Prepaid expenses                                         7,580       9,112
         Other assets                                                --     (11,254)
         Accounts payable and accrued expenses                   20,770     155,267
         Accrued payroll taxes                                     (112)     (7,664)
         Accrued compensation                                    29,231      26,574
                                                              ---------   ---------
Net cash used in operating activities                          (170,433)   (187,303)
                                                              ---------   ---------

CASH FLOWS FROM INVESTING ACTIVITIES
   Capital expenditures                                         (11,237)         --
   Patent acquisition costs                                     (11,025)     (9,946)
                                                              ---------   ---------
Net cash used in investing activities                           (22,262)     (9,946)
                                                              ---------   ---------

CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds from loans and note payable                         183,440          --
   Repayment of loan payable                                    (17,861)    (25,000)
   Proceeds relating to issuance of common stock, net            24,560     117,500
                                                              ---------   ---------
Net cash provided by financing activities                     $ 190,139   $  92,500
                                                              ---------   ---------

    THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONSOLIDATED FINANCIAL
                                   STATEMENTS.

                                                   GENELINK, INC. AND SUBSIDIARY
                                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                                     (UNAUDITED)

THREE MONTHS ENDED MARCH 31,                       2006       2005
----------------------------                     -------   ---------
NET DECREASE IN CASH AND
   CASH EQUIVALENTS                              $(2,556)  $(104,749)
Cash and cash equivalents, beginning of period    15,275     155,689
                                                 -------   ---------
Cash and cash equivalents, end of period         $12,719   $  50,940
                                                 -------   ---------

SUPPLEMENTARY CASH FLOW INFORMATION
   Cash paid for interest                        $   265          --

NON-CASH FINANCING TRANSACTIONS:
   Issuance of common stock for services              --   $  51,150
   Stock warrants granted for services                --   $  39,420

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

                                  The Company has developed and received a patent on a DNA Collection Kit (R) for the collection of DNA specimens of clients. The kit is classified as a non-medical device.

                                  The Company has also developed proprietary
                                  SNP-based genetic profiles (named GeneLink
                                  Nutragenetic Profile (TM) and Dermagenetics
                                  (R) profiles. These profiles provide a means of predicting an individual's inherent genetic capacity to combat such conditions as oxidative stress and other important selected areas of physiologic health. The profiles, for example, can measure a person's potential to efficiently control oxygen free radical damage, eliminate hydrogen peroxide, protect and repair oxidized phospholipids and destroy harmful environmental compounds. The Company's profile assessment enables nutritional and skin care companies and health care professionals to recommend a specific and targeted regime of antioxidant vitamins, nutrients or skin care formulations that have been specifically designed to compensate for predicted deficiencies and to help provide individuals the best of health and appearance.

                                                   GENELINK, INC. AND SUBSIDIARY
                              NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

2 - BASIS OF PRESENTATION         The accompanying unaudited consolidated
                                  financial statements have been prepared by the Company in accordance with the instructions to Form 10-QSB and Article 10 of Regulation S-X relating to interim financial statements.
                                  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the consolidated financial statements and notes thereto included in the Annual Report on Form 10-KSB of GeneLink, Inc. and Subsidiary for the year ended December 31, 2005.

                                  In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary to present fairly the information set forth in the accompanying consolidated financial statements have been included. The results reported in these consolidated financial statements for the three-month period ended March 31, 2006 should not be regarded as necessarily indicative of results that may be expected for the year ending December 31, 2006.

3 - LOANS PAYABLE                 In January 2006, the Company entered into a
                                  Bridge Loan Agreement pursuant to which the Company borrowed $200,000 and pledged all of its intellectual assets as collateral. The
                                  Bridge Loan Financing accrues interest at a rate of 12% per year and matures on December
                                  31, 2006. In connection with the Bridge Loan
                                  Agreement, the Company issued 400,000 shares of common stock to the Bridge Lenders.

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

     Operating results for the three-month period ended March 31, 2006 are not necessarily indicative of the results that may be expected for the full fiscal year.

LIQUIDITY AND CAPITAL RESOURCES

     For the three-month period ended March 31, 2006, the Company's primary liquidity requirements have been the implementation and funding of its sales and marketing efforts in the nutragenetics and dermagenetics fields, the payment of compensation to officers and other employees and the payment of accounts payable. In the first three months of 2006, the Company raised $208,000, through the borrowing of $200,000 principal of bridge loan notes and though the issuance of common stock and warrants.

     Cash and cash equivalents at March 31, 2006 amounted to $12,719 as compared to $15,275 at December 31, 2005, a decrease of $2,556. During the first three months of 2006, the Company's operating activities utilized $170,433, as compared to $187,303 for the first three months of 2005, a decrease of $16,870. Cash utilized during these periods partially funded the Company's net losses for such periods.

     Investing activities utilized $22,262 for the three months ended March 31, 2006 as compared to utilizing $9,946 for the three months ended March 31, 2005, an increase of $12,316. Financing activities provided $190,139 for the three month period ended March 31, 2006 as compared to $92,500 for the three months ended March 31, 2005, an increase of $97,639. Financing activities in the three months ended March 31, 2006 resulted from the borrowing of $200,000 principal of bridge loan notes and from the issuance of common stock and warrants.

     The Company will require approximately $1,000,000 to implement its sales and marketing strategy for the balance of 2006 and to fund its working capital requirements for the balance of 2006. The Company has authorized the sale of up to $1,000,000 of convertible secured notes, which would include the conversion of the $200,000 principal amount of, and all accrued interest on, the Company's bridge loan financing entered into on January 12, 2006, upon which time the bridge loan financing would no longer be outstanding. If the Company is not able to secure such additional required funding, it will continue to realize negative cash flow and losses and may not be able to continue operations.

COMPARISON OF THREE MONTHS ENDED MARCH 31, 2006 TO THREE MONTHS ENDED MARCH 31, 2005

FINANCIAL CONDITION

     Assets of the Company increased from $445,276 at December 31, 2005 to $461,292 at March 31, 2006, an increase of $16,016. This increase was primarily due to an increase in accounts receivable of 17,927.

     Liabilities of the Company increased from $1,057,879 at December 31, 2005 to $1,254,267 at March 31, 2006, an increase of $196,388. This increase in liabilities was primarily caused by an increase in loans payable from $27,861 at December 31, 2005 to $174,360 at March 31, 2006, as the Company entered into a $200,000 bridge loan financing on January 11, 2006, an increase in accounts payable and accrued expenses from $429,165 at December 31, 2005 to $449,935 at March 31, 2006, an increase of $20,770, and an increase in accrued compensation from $593,399 at December 31, 2005 to $622,630 at March 31, 2006, of which
$568,462 is owed to Robert P. Ricciardi, an officer and director of the Company who has not received any payments for services rendered to the Company since 1998.

CURRENT YEAR PERFORMANCE AND EARNINGS OUTLOOK

     Revenues. Total revenues for the three months ended March 31, 2006 were $47,711 as compared to $155,581 for the three months ended March 31, 2005, a decrease of $107,870, primarily resulting from the Company's inability to adequately fund its business plan and marketing and promotion efforts during the past year. The Convertible Loan financing described above should enable the Company to increase the funding of its marketing and promotion efforts.

     Expenses. Total expenses for the three months ended March 31, 2006 were $277,202 as compared to $527,069 for the three months ended March 31, 2005, a decrease of $249,867, primarily resulting from a decrease in selling, general and administrative expenses from $288,441 for the three months ended March 31, 2005 to $106,432 for the three months ended March 31, 2006, a decrease of $182,009, as the Company was required to reduce its overhead, along with a decrease in advertising and promotion expense from $71,455 for the three months ended March 31, 2005 to $5,249 for the three months ended March 31, 2006, a decrease of $66,206. The Convertible Loan financing described above should enable the Company to increase the funding of its marketing and promotion efforts.

     Losses. The Company incurred a loss of $229,491 for the three months ended March 31, 2006 as compared to a loss of $371,488 for the three months ended March 31, 2005, a decrease of $141,997. This decrease in the amount of losses incurred is due to the $249,867 decrease in expenses as partially offset by the $107,870 decrease in revenues.

FACTORS AFFECTING THE COMPANY'S BUSINESS AND PROSPECTS

     There are a number of factors that affect the Company's business and the result of its operations. These factors include the result of litigation currently outstanding against the Company; general economic and business conditions; the level of acceptance of the Company's products and services; the rate and commercial applicability of advancements and discoveries in the genetics field; and the Company's ability to enter into strategic alliances with companies in the genetics, pharmaceutical and nutrition industries; the ability of the Company to raise the financing necessary to fund its business and marketing plan, fund its research and development to pay salaries to its officers and employees and to pay its accounts payable.

PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K.

     (a)  Exhibit No.

          31.1 Certificate of the Acting Chief Executive Officer and Acting Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

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

                                        GENELINK, INC.
                                        (Registrant)


Date: May 10, 2006                      By: /s/ Monte E. Taylor, Jr.
                                            ------------------------------------
                                            Monte E. Taylor, Jr.,
                                            Acting Chief Executive Officer and
                                            Acting Chief Financial Officer