Form 10QSB
period 2006-06-30
GENELINK INC
filed 2006-08-14
CIK 941020

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                    QUARTERLY REPORT FOR THE QUARTERLY PERIOD
                               ENDED JUNE 30, 2006

                           COMMISSION FILE NO. 0-28077

                                 GENELINK, INC.
                 ----------------------------------------------
                 (Name of Small Business Issuer in its charter)

             PENNSYLVANIA                                23-2795613
   -------------------------------          ------------------------------------
   (State or other jurisdiction of          (I.R.S. Employer Identification No.)
    incorporation or organization)

        Newport Financial Center
        113 Povonia Avenue #313
        Jersey City, New Jersey                            07310
----------------------------------------                ----------
(Address of principal executive offices)                (Zip Code)

                    ISSUER'S TELEPHONE NUMBER: (800) 588-4363

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

            Number of Shares of Common Stock
            Outstanding on August 3, 2006                    39,517,819

      Transitional Small Business Disclosure Format Yes [ ] No [X]

PART I.  FINANCIAL INFORMATION

                                                                                                     Page
ITEM 1.  Financial Statements.

         Consolidated Balance Sheets at June 30, 2006 (unaudited) and December 31, 2005                 3

         Consolidated Statements of Income for the three months and six months ended June 30, 2006      4
         and 2005 (unaudited)

         Consolidated Statements of Cash Flows for the six months ended June 30, 2006 and 2005        5-6
         (unaudited)

         Notes to Interim Consolidated Financial Statements                                           7-9

                          GENELINK, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS

                                                                   (UNAUDITED)
                                                                  JUNE 30, 2006      DECEMBER 31, 2005
                                                                  -------------      -----------------
ASSETS

   Cash and cash equivalents                                      $     81,909           $     15,275
   Accounts receivable                                                  37,569                 32,651
   Inventory                                                             7,622                  3,261
   Prepaid expenses                                                     23,625                 37,435
                                                                  ------------           ------------
        Total current assets                                           150,725                 88,622

Property and equipment                                                 143,621                147,519
Other assets                                                           332,641                209,135
                                                                  ------------           ------------
                                  Total assets                        $626,987               $445,276
                                                                  ============           ============
LIABILITIES

   Deferred revenue                                               $     37,699           $          0
   Accounts payable and accrued expenses                               373,923                429,165
   Accrued payroll taxes                                                     0                  7,454
   Loans payable                                                             0                 27,861
                                                                  ------------           ------------
        Total current liabilities                                      411,622                464,480

Loans payable                                                          515,890                      0
Accrued compensation                                                   651,861                593,399
                                                                  ------------           ------------
                                  Total liabilities                  1,579,373              1,057,879
                                                                  ------------           ------------
SHAREHOLDERS' EQUITY (DEFICIENCY)
   Common stock, $.01 par value, 75,000,000 shares authorized,
   39,923,988 and 36,689,550 shares issued, 39,517,819 and
   36,283,387 outstanding as of June 30, 2006 and
   December 31, 2005, respectively                                     399,240                366,896
Additional paid in capital                                           6,977,899              6,910,160
Stock warrants                                                       2,991,209              2,961,809
Accumulated deficit                                                (11,005,679)           (10,536,413)
Treasury stock, 406,169 shares as of June 30, 2006 and
   December 31, 2005, at cost                                         (315,055)              (315,055)
                                                                  ------------           ------------
                    Total shareholders' equity (deficiency)           (952,386)              (612,603)
                                                                  ------------           ------------
                    Total liabilities and shareholders'
                     equity (deficiency)                          $    626,987           $    445,276
                                                                  ------------           ------------

   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONSOLIDATED FINANCIAL
                                   STATEMENTS

                                                   GENELINK, INC. AND SUBSIDIARY
                                           CONSOLIDATED STATEMENTS OF OPERATIONS
                                                                     (UNAUDITED)


                                                  FOR THE         FOR THE        FOR THE            FOR THE
                                                THREE MONTHS   THREE MONTHS     SIX MONTHS        SIX MONTHS
                                                   ENDED           ENDED          ENDED              ENDED
                                               JUNE 30, 2006   JUNE 30, 2005  JUNE 30, 2006      JUNE 30, 2005
                                               -------------   -------------  -------------      -------------
REVENUE                                        $     35,642    $    133,602   $     83,337        $   289,185
COST OF GOODS SOLD                                   21,086          57,476         27,728            109,789
                                               ------------    ------------   ------------        -----------
GROSS PROFIT                                         14,556          76,126         55,609            179,396
                                               ------------    ------------   ------------        -----------

EXPENSES
        Selling, general and administrative         151,652         296,403        258,664            599,018
        Consulting                                   44,730          39,928         90,810            100,452
        Professional fees                            54,904          35,908        141,092            107,184
        Advertising and promotion                     6,245          54,266          8,494             90,828
        Amortization and depreciation                12,963          10,744         25,815             17,418
                                               ------------    ------------   ------------        -----------
                                                    270,494         437,249        524,875            914,900
                                               ------------    ------------   ------------        -----------


NET LOSS BEFORE PROVISION FOR INCOME TAXES         (255,938)       (361,123)      (469,266)          (735,504)

PROVISIONS FOR INCOME TAXES                               0               0              0                 0
                                               ------------    ------------   ------------        -----------

NET LOSS                                       $   (255,938)   $   (361,123)      (469,266)       $  (735,504)
                                               ============    ============   ============        ===========

NET LOSS PER SHARE, BASIC AND DILUTED
                                               $      (0.01)   $      (0.01)  $      (0.01)       $     (0.02)
                                               ============    ============   ============        ===========

Weighted average common shares and diluted
potential common shares                          38,640,897     35,654,750      37,265,156         34,086,963
                                               ------------    ------------   ------------        -----------

    THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONSOLIDATED FINANCIAL
                                   STATEMENTS

                                                   GENELINK, INC. AND SUBSIDIARY
                                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                                     (UNAUDITED)


SIX MONTHS ENDED JUNE 30                                             2006               2005
--------------------------------------------------------           ----------        ----------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                           $(469,266)        $(735,504)
Adjustments to reconcile net loss
   to net cash used by operating activities
   Depreciation and amortization                                      25,815            17,418
   Amortization of discounts on loans payable                         27,432            27,548
   Common stock issued for services                                   24,326            46,034
   Fair value of options granted for consulting services                   0            27,520
   Changes in operating assets and liabilities
        Accounts receivable                                           (4,918)          (40,790)
        Inventory                                                     (4,361)           (4,053)
        Prepaid expenses                                              13,810             7,711
        Other assets                                                (119,898)           18,020
        Deferred Revenue                                              37,699                 0
        Accounts payable and accrued expenses                        (47,351)          206,095
        Accrued payroll taxes                                         (7,454)          (14,007)
        Accrued compensation                                          58,462            53,147
                                                                   ---------         ---------

Net cash used by operating activities                               (465,704)         (390,861)
                                                                   ---------         ---------

CASH FLOWS FROM INVESTING ACTIVITIES
   Capital expenditures                                              (12,799)          (52,797)
   Patent acquisition costs                                          (15,599)          (44,954)
                                                                   ---------         ---------

Net cash used by investing activities                                (28,398)          (97,751)
                                                                   ---------         ---------

CASH FLOWS FROM FINANCING ACTIVITIES

   Proceeds from loans and notes payable                             473,439                 0
   Repayment of loan and notes payable                               (17,861)          (25,000)
   Proceeds relating to issuance of common stock (net)               105,158           392,500
                                                                   ---------         ---------
Net cash provided by financing activities                            560,736           367,500
                                                                   ---------         ---------

    THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE CONSOLIDATED FINANCIAL
                                   STATEMENTS

                                                   GENELINK, INC. AND SUBSIDIARY
                                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                                     (UNAUDITED)

SIX MONTHS ENDED JUNE 30                                              2006             2005
----------------------------------------------------------         ---------         ----------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                  66,634         $(121,112)

Cash and cash equivalents, beginning of period                        15,275           155,689
                                                                   ---------         ---------
Cash and cash equivalents, end of period                           $  81,909         $  34,577
                                                                   =========         =========
SUPPLEMENTAL CASH FLOW INFORMATION

   Cash paid for interest                                          $     941         $       0

NON-CASH FINANCING TRANSACTIONS:
   Common stock issued for services                                $  24,326         $  46,034
   Stock warrants granted for services                             $       0         $  27,520
   Common stock and stock warrants granted for fundraising         4  44,100         $       0
   Conversion of loans to common stock and warrants                $       0         $ 125,000
   Conversion of bridge loans and accrued interest to
   convertible secured loans                                       $ 207,891         $       0

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

                        The Company has also developed proprietary SNP-based genetic profiles (named GeneLink Nutragenetic Profile
                        (TM) and Dermagenetics (R) profiles). These profiles provide a means of predicting an individual's inherent genetic capacity to combat such conditions as oxidative stress and other important selected areas of physiologic health. The profiles, for example, can measure a person's potential to efficiently control oxygen free radical damage, eliminate hydrogen peroxide, protect and repair oxidized phospholipids and destroy harmful environmental compounds. The Company's profile assessment enables nutritional and skin care companies and health care professionals to recommend a specific and targeted regime of antioxidant vitamins, nutrients or skin care formulations that have been specifically designed to compensate for predicted deficiencies and to help provide individuals the best of health and appearance.

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

                        In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary to present fairly the information set forth in the accompanying financial statements have been included. The results reported in these financial statements for the six-month period ended June 30, 2006 should not be regarded as necessarily indicative of results that may be expected for the year ended December 31, 2006.

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

                        On June 8, 2006, pursuant to the terms of a Convertible Secured Loan Agreement dated May 12, 2006, the Company issued $497,890 of convertible secured loan promissory notes and pledged all of its assets as collateral. The notes accrue interest at a rate of 12% per year and mature on May 12, 2011. In connection with the notes, the Company issued 2,489,452 shares of common stock to the holders of the notes. The Company incurred debt issuance costs of $114,897 related to the issuance of the stock. The debt issuance costs are being amortized to interest expense over the term of the notes.

                        All of the principal amount of and accrued interest on the $200,000 Bridge Loans entered into by the Company on January 12, 2006 converted into the loans under the Loan Agreement, and the Company's obligations with respect to the Bridge Loans terminated along with the security interest in its intellectual property granted by the Company to secure such obligations.

                        The Company issued as fees for raising funds invested pursuant to the Loan Agreement an aggregate of 245,000 shares of its restricted common stock, warrants to acquire 980,000 shares of its common stock at an exercise price of $.05 per share and $34,300 in cash.

4 - SHAREHOLDERS'
EQUITY TRANSACTION

                        The Company issued 100,000 shares of restricted common stock as payment for legal services rendered.

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

Operating results for the six-month period ended June 30, 2006 are not necessarily indicative of the results that may be expected for the full fiscal year.

BUSINESS OPERATIONS AND HISTORY

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

The Company has also developed proprietary SNP-based genetic profiles (named GeneLink Nutragenetic Profile (TM) and Dermagenetics (R) profiles). These profiles provide a means of predicting an individual's inherent genetic capacity to combat such conditions as oxidative stress and other important selected areas of physiologic health. The profiles, for example, can measure a person's potential to efficiently control oxygen free radical damage, eliminate hydrogen peroxide, protect and repair oxidized phospholipids and destroy harmful environmental compounds. The Company's profile assessment enables nutritional and skin care companies and health care professionals to recommend a specific and targeted regime of antioxidant vitamins, nutrients or skin care formulations that have been specifically designed to compensate for predicted deficiencies and to help provide individuals the best of health and appearance.

In July 2006, the United States Government Accountability Office ("GAO") delivered testimony before the United States Senate Special Committee on Aging. The GAO testified that in an evaluation of genetic tests purchased from the websites of four of the Company's competitors, the GAO determined that the tests were misleading, that they made predictions that were medically unproven and unambiguous and that did not provide meaningful information to customers. The GAO found that the recommendation were instead based upon information submitted on questionnaires accompanying the genetic tests. The GAO also found that the recommendation of costly personalized dietary supplements in connection with the test results misled consumers and could be harmful. The GAO also recommended oversight of laboratories that perform genetic tests. The GAO included that with future advances in science, nutragenetic tests may be valid in the future.

The Company believes that its tests and products differ from those tested by the GAO in a number of ways. The Company does not currently market genetically guided nutragenetic products directly to consumers and currently does not market any nutragenetic or other nutritional products. The Company does not utilize any lifestyle type of questionnaire in making any health-related recommendations or in making any product or service recommendations. Additionally, with respect to its Dermagenetics(R) line of products, the Company offers a money-back guarantee. However, the Company and its genetic tests and products may be harmed or damaged by negative publicity or market and consumer reaction to the GAO testimony and report.

LIQUIDITY AND CAPITAL RESOURCES

For the six month period ended June 30, 2006, the Company's primary liquidity requirements have been the funding of its sales and marketing efforts, the funding of its research and development efforts, the payment of compensation to officers and other employees and the payment of accounts payable.

Cash and cash equivalents at June 30, 2006 amounted to $81,909 as compared to $15,275 at December 31, 2005, an increase of $66,634, primarily resulting from proceeds remaining from the June 2006 Convertible Secured Loan financing undertaken by the Company. During the first six months of 2006, the Company's operating activities utilized $465,704, as compared to $390,861 for the first six months of 2005, an increase of $74,843. Cash utilized during the six month period ended June 30, 2006 partially funded losses for such period.

The Company will require approximately $1,000,000 to implement its sales, marketing and promotion strategies, for working capital and to pay accounts payable for the remainder of 2006. The Company intends to raise funds through private placements of securities or loans. Unless the Company can increase its revenues and increase its stock price, it is unlikely that the Company will be able to secure such financing. If the Company is not able to secure such additional required capital, it will continue to realize negative cash flow and losses and may not be able to continue operations.

COMPARISON OF THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2006 TO SIX MONTHS ENDED JUNE 30, 2005

FINANCIAL CONDITION

Assets of the Company increased from $445,276 at December 31, 2005 to $626,987 at June 30, 2005, an increase of $181,711. This increase was primarily due to an increase of cash from $15,275 at December 31, 2005 to $81,909 at June 30, 2006, an increase of $66,634, as a result of funds remaining from the June 2006 Convertible Secured Loan Financing undertaken the Company, and an increase in other assets from $209,135 at December 31, 2005 to $332,641 at June 30, 2006, an increase of $123,506, primarily resulting from $112,025 of unamortized debt issuance costs incurred in connection with the June 2006 Convertible Secured Loan Financing, representing the value of the shares of the Company's common stock issued to lenders in the financing.

Liabilities increased from $1,057,879 at December 31, 2005 to $1,579,373 at June 30, 2006, an increase of $521,494. This increase was primarily due to an increase in loans payable from $0 at December 31, 2005 to $515,890 at June 30, 2006, representing funds raised by the Company in the June 2006 Convertible Secured Loan Financing.

CURRENT YEAR PERFORMANCE AND EARNINGS OUTLOOK

Revenues. Total revenues for the six months ended June 30, 2006 were $83,337 as compared to $289,185 for the six months ended June 30, 2005, a decrease of $205,848, as the Company did not have sufficient resources to fully fund its sales and marketing efforts or to fully fund its business plan. Costs of goods sold decreased from $109,789 for the six months ended June 30, 2005 to $27,728 for the six months ended June 30, 2006, a decrease of $82,061, resulting in a decrease in gross profit from $179,396 for the six months ended June 30, 2005 to $55,609 for the six months ended June 30, 2006. Gross profit margin was 62.0% of revenue for the six months ended June 30, 2005 as compared to 66.7% for the six months ended June 30, 2006.

Total revenues for the three months ended June 30, 2006 were $35,642, as compared to $133,602 for the three months ended June 30, 2005, a decrease of $97,960, which decrease was primarily caused by the Company's inability to secure sufficient resources to fully fund its sales and marketing efforts and to fully fund its business plan. Costs of good sold decreased from $57,476 for the three months ended June 30, 2005 to $21,086 for the three months ended June 30, 2006, a decrease of $36,390, resulting in a decrease in gross profit from $76,126 for the three months ended June 30, 2005 to $14,556 for the three months ended June 30, 2006, a decrease of $61,570. Gross profit margin was 57.0% for the three months ended June 30, 2005 as compared to 40.8% for the three months ended June 30, 2006.

Expenses. Total expenses for the six months ended June 30, 2006 were $524,875 as compared to $914,900 for the six months ended June 30, 2005, a decrease of $390,025, primarily resulting from a decrease in selling, general and administrative expenses from $599,018 for the six months ended June 30, 2005 to $258,664 for the six months ended June 30, 2006, a decrease of $340,354, which decrease was caused in part from not incurring the salary and benefits expenses associated with the Company's former Chief Executive Officer and President and his spouse during the six month period ended June 30, 2006, and a decrease in advertising and promotion expense from $90,828 for the six month period ended June 30, 2005 to $8,494 for the six month period ended June 30, 2006, a decrease of $82,334, as the Company did not have sufficient financial resources to fund its advertising and marketing efforts. These decreases were partially offset by an increase in professional fees from $107,184 for the six months ended June 30, 2005 to $141,092 for the six months ended June 30, 2006, an increase of $33,908, related to legal fees incurred by the Company in connection with a lawsuit against the Company by John R. DePhillipo, the former Chief Executive Officer and President of the Company, in connection with the termination of his employment.

Total expenses for the three months ended June 30, 2006 were $270,494 as compared to $437,249 for the three months ended June 30, 2005, a decrease of $166,755, primarily resulting from a decrease in selling, general and administrative expenses from $296,403 for the three months ended June 30, 2005 to $151,652 for the three months ended June 30, 2006, a decrease of $144,751, which decrease was caused in part from not incurring the salary and benefits expenses associated with the Company's former Chief Executive Officer and President and his spouse during the three month period ended June 30, 2006, and a decrease in advertising and promotion expense from $54,266 for the three months ended June 30, 2005 to $6,245 for the three months ended June 30, 2006, a decrease of $48,021, as the Company did not have sufficient financial resources to fund its advertising and marketing efforts. These decreases were partially offset by an increase in professional fees from $35,908 for the three months ended June 30, 2005 to $54,904 for the three months ended June 30, 2006, an increase of $18,996, related to legal fees incurred by the Company in connection with the lawsuit against the Company by John R.

DePhillipo, the former Chief Executive Officer and President of the Company, in connection with the termination of his employment.

Losses. The Company incurred a loss $469,266 for the six months ended June 30, 2006 as compared to a loss of $735,504 for the six months ended June 30, 2005, a decrease of $266,238, as the $205,848 decrease in revenues was offset by a $82,061 decrease in costs of good sold and a $390,025 decrease in expenses.

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

With the participation of management, the Company's Acting Chief Executive Officer and Acting Chief Financial Officer evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures at the conclusion of the fiscal quarter ended June 30, 2006. Based upon this evaluation, the Acting Chief Executive Officer and Acting Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective in ensuring that material information required to be disclosed is included in the reports that it files with the Securities and Exchange Commission.

Change In Internal Controls

There were no significant changes in the Company's internal control or, to the knowledge of management, in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation of its disclosure controls and procedures utilized to compile information included in this filing.

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

      In July 2006, the former Chief Executive Officer and President of the Company received notice from a shareholder of the Company that it submitted a complaint with the Securities and Exchange Commission against the Company and the former Chief Executive Officer and President purporting to allege that misstatements were made by the former Chief Executive Officer and President to such shareholder when such shareholder acquired its shares. The Company has not received any notice from the Securities and Exchange Commission with respect to this matter and has not received any complaint from such shareholder. The Company does not know what the precise nature of the allegations are or when the purported actions and misstatements were alleged to have occurred.

Item 4.  Exhibits and Reports on Form 8-K.

     (a)   Exhibits

     31.1 Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

     32.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     (b)   Reports on Form 8-K.

            The Registrant filed a Current Report on Form 8-K on June 14, 2006 with respect to its entering into a Convertible Secured Loan Agreement and other related loan documents.

* * * * * *
      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         GENELINK, INC.
                                         (Registrant)

Date: August 11, 2006                    By: /s/ Monte E. Taylor, Jr.
                                             ----------------------------------
                                             Monte E. Taylor, Jr.
                                             Acting Chief Executive Officer