Form 10QSB
period 2006-09-30
GENELINK INC
filed 2006-11-14
CIK 941020

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                    QUARTERLY REPORT FOR THE QUARTERLY PERIOD
                            ENDED SEPTEMBER 30, 2006

                           COMMISSION FILE NO. 0-28077

                                 GENELINK, INC.
                 (Name of Small Business Issuer in its charter)

          PENNSYLVANIA                    00-30518                23-2795613
(State or other jurisdiction of         (Commission            (I.R.S. Employer
 incorporation or organization)          File No.)           Identification No.)

    Newport Financial Center, 13 Povonia Avenue, # 313, Jersey City, NJ 07310
                    (Address of principal executive offices)

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

     Indicate by check mark whether the registrant is a shell company (as
defined in Rule 12b-2 of the Exchange Act). Yes       No  X
                                                ---      ---

     APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

          Number of Shares of Common Stock
          Outstanding on November 1, 2006    39,491,430

     Transitional Small Business Disclosure Format   Yes       No  X
                                                         ---      ---

                                 GENELINK, INC.

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements.

   Consolidated Balance Sheets at September 30, 2006 (unaudited) and
   December 31, 2005                                                           3

   Consolidated Statements of Operations for the three months and nine
   months ended September 30, 2006 and 2005 (unaudited)                      4-5

   Consolidated Statements of Cash Flows for the nine months ended
   September 30, 2006 and 2005 (unaudited)                                   6-7

   Notes to Financial Statements                                            8-10

                          GENELINK, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS

                                                              (UNAUDITED)
                                                          SEPTEMBER 30, 2006   DECEMBER 31, 2005
                                                          ------------------   -----------------
ASSETS
Current Assets
   Cash                                                      $     19,065         $     15,275
   Accounts receivable                                             34,138               32,651
   Inventory                                                        6,504                3,261
   Prepaid expenses                                                17,861               37,435
                                                             ------------         ------------
      Total current assets                                         77,568               88,622
Property and equipment                                            144,700              147,519
Other assets                                                      325,333              209,135
                                                             ------------         ------------
      Total assets                                           $    547,601         $    445,276
                                                             ============         ============

LIABILITIES
Current liabilities
   Deferred revenue                                          $     22,148         $          0
   Accounts payable and accrued expenses                          419,556              429,165
   Accrued payroll taxes                                                0                7,454
   Loans payable                                                        0               27,861
                                                             ------------         ------------
      Total current liabilities                                   441,704              464,480

Loans payable                                                     515,890                    0
Accrued compensation                                              681,092              593,399
                                                             ------------         ------------
      Total liabilities                                         1,638,686            1,057,879
                                                             ------------         ------------

STOCKHOLDERS' EQUITY (DEFICIT)
Common stock, par value $0.01 per share; authorized:
   75,000,000 shares as of September 30, 2006 and
   December 31, 2005; issued: 39,923,988 and 36,689,550
   shares as of September 30, 2006 and December 31,
   2005, respectively; outstanding: 39,517,819 and
   36,283,381 shares as of September 30, 2006 and
   December 31, 2005, respectively                                399,240              366,896
Additional paid-in capital                                      6,977,899            6,910,160
Stock warrants                                                  2,991,209            2,961,809
Accumulated deficit                                           (11,144,378)         (10,536,413)
Treasury stock, 406,170 shares
   as of September 30, 2006 and
   December 31, 2005, at cost                                    (315,055)            (315,055)
                                                             ------------         ------------
Total shareholders' equity (deficiency)                        (1,091,085)            (612,603)
                                                             ------------         ------------
Total liabilities and shareholders' equity (deficiency)      $    547,601         $    445,276
                                                             ============         ============

    The accompanying notes are an integral part of the consolidated financial statements

                          GENELINK, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

THREE MONTHS ENDED SEPTEMBER 30,                 2006          2005
--------------------------------             -----------   -----------
REVENUE                                      $    59,122   $    76,850
COST OF GOODS SOLD                                25,916        39,450
                                             -----------   -----------
GROSS PROFIT                                      33,206        37,400
                                             -----------   -----------
EXPENSES
   Selling, general and administrative           112,593       232,394
   Consulting                                     34,265        42,495
   Professional fees                              14,803        24,761
   Advertising and promotion                       1,450        13,294
   Amortization and depreciation                   8,793         7,030
                                             -----------   -----------
                                                 171,904       319,974
                                             -----------   -----------
NET LOSS BEFORE PROVISION FOR INCOME TAXES      (138,698)     (282,574)
PROVISIONS FOR INCOME TAXES                            0             0
                                             -----------   -----------
NET LOSS                                     $  (138,698)  $  (282,574)
                                             ===========   ===========
NET LOSS PER SHARE BASIC AND DILUTED         $    (0.003)  $    (0.008)
                                             ===========   ===========
Weighted average common shares and diluted
   potential common shares                    39,923,988    36,507,594
                                             ===========   ===========

         The accompanying notes are an integral part of the consolidated financial statements.

                          GENELINK, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

NINE MONTHS ENDED SEPTEMBER 30,                  2006          2005
-------------------------------              -----------   -----------
REVENUE                                      $   142,458   $   361,548
COST OF GOODS SOLD                                53,643       149,240
                                             -----------   -----------
GROSS PROFIT                                      88,815       212,308
                                             -----------   -----------
EXPENSES
   Selling, general and administrative           362,970       817,412
   Consulting                                    138,989       142,946
   Professional fees                             155,895       131,945
   Advertising and promotion                       4,317       105,722
   Amortization and depreciation                  34,608        24,448
                                             -----------   -----------
                                                 696,779     1,222,473
                                             -----------   -----------
NET LOSS BEFORE PROVISION FOR INCOME TAXES      (607,964)   (1,010,165)
PROVISION FOR INCOME TAXES                             0             0
                                             -----------   -----------
NET LOSS                                     $  (607,964)  $(1,010,165)
                                             ===========   ===========
NET LOSS PER SHARE BASIC AND DILUTED         $     (0.02)  $     (0.03)
                                             ===========   ===========
Weighted average common shares and diluted
   potential common shares                    38,073,769    34,930,611
                                             ===========   ===========

         The accompanying notes are an integral part of the consolidated financial statements.

                          GENELINK, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

NINE MONTHS ENDED SEPTEMBER 30,                               2006         2005
-------------------------------                            ---------   -----------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                   $(607,964)  $(1,010,165)
Adjustments to reconcile net loss to net cash
   used by operating activities
   Depreciation and amortization                              34,608        24,448
   Amortization of discounts on loans payable                 33,177        29,267
   Common stock issued for services                           24,326        46,034
   Fair value of options granted for consulting services           0        27,520
   Changes in operating assets and liabilities
      Accounts receivable                                     (1,487)      (15,787)
      Inventory                                               (3,243)       (3,316)
      Prepaid expenses                                        19,574         8,900
      Other assets                                            (4,272)       18,020
      Deferred revenue                                        22,148             0
      Accounts payable and accrued expenses                   (1,718)      168,160
      Accrued payroll taxes                                   (7,454)      (11,006)
      Accrued compensation                                    87,693       133,889
                                                           ---------   -----------
Net cash used in operating activities                       (404,612)     (584,036)
                                                           ---------   -----------
CASH FLOWS FROM INVESTING ACTIVITIES
   Capital expenditures                                      (18,322)      (58,311)
   Patent acquisition costs                                  (19,114)      (57,281)
                                                           ---------   -----------
Net cash used by investing activities                        (37,436)     (115,592)
                                                           ---------   -----------
CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds from loans and note payable                      358,541       212,600
   Repayment of loans and notes payable                      (17,861)      (25,000)
   Proceeds relating to issuance of common stock, net        103,158       419,900
                                                           ---------   -----------
Net cash provided by financing activities                    445,838       607,500
                                                           ---------   -----------

         The accompanying notes are an integral part of the consolidated financial statements.

                          GENELINK, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

NINE MONTHS ENDED SEPTEMBER 30,                                2006       2005
-------------------------------                              --------   --------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS         $  3,790   $(92,128)
Cash and cash equivalents, beginning of period                 15,275    155,689
                                                             --------   --------
Cash and cash equivalents, end of period                     $ 19,065   $ 63,561
                                                             --------   --------
SUPPLEMENTARY CASH FLOW INFORMATION
   Cash paid for interest                                    $  1,165   $      0

NON-CASH FINANCING TRANSACTIONS
   Issuance of common stock for services                     $ 24,326   $ 46,034
   Stock warrants granted for services                       $      0   $ 27,520
   Common stock and stock warrants granted for fundraising   $ 44,100   $      0
   Conversion of loans to common stock and warrants          $      0   $125,000
   Conversion of bridge loan and accrued interest to
      convertible secured loans                              $207,891   $      0

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

2.   BASIS OF PRESENTATION

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

In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary to present fairly the information set forth in the accompanying consolidated financial statements have been included. The results reported in these consolidated financial statements for the nine-month period ended September 30, 2006 should not be regarded as necessarily indicative of results that may be expected for the year ended December 31, 2006.

                                                   GENELINK, INC. AND SUBSIDIARY
                              NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

3.   DEFERRED REVENUE

The Company entered into an agreement with Rejuvenation Plus Pty Ltd for the exclusive rights to distribute the Company's products in Australia and New Zealand. In accordance with the agreement, Rejuvenation Plus paid the Company $50,000 as a non-refundable credit to Rejuvenation Plus against future product purchases. As of September 30, 2006, $22,148 is still available to offset future purchases.

4.   LOANS PAYABLE

In January 2006, the Company entered into a Bridge Loan Agreement pursuant to which the Company borrowed $200,000 and pledged all of its intellectual assets as collateral. The Bridge Loan Financing accrues interest at a rate of 12% per year and matures on December 31, 2006. In connection with the Bridge Loan Agreement, the Company issued 400,000 shares of common stock to the Bridge Lenders. All of the principal amount of and accrued interest on the $200,000 Bridge Loans entered into by the Company of January 12, 2006 converted into the loans under the Convertible Secured Loan Agreement described below, and the Company's obligations with respect to the Bridge Loans terminated along with the security interest in its intellectual property granted by the Company to secure such obligations.

On June 8, 2006, pursuant to the terms of a Convertible Secured Loan Agreement dated May 12, 2006, the Company issued $497,890 of convertible secured loan promissory notes and pledged all of its intellectual assets as collateral. The notes accrue interest at a rate of 12% per year and mature on May 12, 2011. In connection with the notes, the Company issued 2,489,452 shares of common stock to the holders of the notes. Total funds received were allocated $382,993 to the notes and $114,897 to the stock. The values assigned to both the notes and the stock were allocated based on their relative fair values. The relative fair value of the stock was recorded as common stock and additional paid in capital, and reduced the carrying value of the notes. The discount on the notes is being amortized to interest expense over the term of the notes.

The Company issued as fees for raising the funds invested pursuant to the Loan Agreement an aggregate of 245,000 shares of its restricted common stock, warrants to acquire 980,000 shares of its common stock at an exercise price of $.05 per share and $34,300 in cash.

5.   SHAREHOLDERS' EQUITY TRANSACTIONS

The Company issued 100,000 shares of restricted common stock as payment for legal services rendered.

                                                   GENELINK, INC. AND SUBSIDIARY
                              NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

6.   SUBSEQUENT EVENT

In October 2006, the Company borrowed $200,000 through a loan secured by anticipated proceeds from the sale of net operating losses through the New Jersey Technology Business Tax Certified Transfer Program (the Tax Transfer Program). Through the Tax Transfer Program, the Company will sell at least $250,000 of net operating loss benefits. The Company is scheduled to receive at least $215,000 of net proceeds from such sale. It is anticipated that the Company should receive such proceeds on or around December 31, 2006. This loan bears interest at 20% per year and matures at the earlier of January 2007 or the receipt of the net proceeds from the Tax Transfer Program. In connection with the loan, the Company prepaid three months of interest.

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

Operating results for the nine-month period ended September 30, 2006 are not necessarily indicative of the results that may be expected for the full fiscal year ending December 31, 2006.

LIQUIDITY AND CAPITAL RESOURCES

For the nine month period ended September 30, 2006, the Company's primary liquidity requirements have been the payment of operating expenses. In the first nine months of 2006, the Company raised $497,890 through the issuance of loans. In January 2006, the Company entered into a Bridge Loan Agreement pursuant to which the Company borrowed $200,000 and pledged all of its intellectual assets as collateral. The Bridge Loan Financing accrued interest at a rate of 12% per year and was scheduled to mature on December 31, 2006. In connection with the Bridge Loan agreement, the Company issued 400,000 shares of common stock to the Bridge Lenders. On June 8, 2006, pursuant to the terms of a Convertible Secured Loan Agreement dated May 12, 2006, the Company issued $497,890 of convertible secured loan promissory notes and pledged all of its intellectual assets as collateral. The notes accrue interest at a rate of 12% per year and mature on May 12, 2011. In connection with the notes, the Company issued 2,489,452 shares of common stock to the holders of the notes. All of the principal amount of and accrued interest on the $200,000 Bridge Loans entered into by the Company of January 12, 2006 converted into the loans under the Convertible Secured Loan Agreement, and the Company's obligations with respect to the Bridge Loans terminated along with the security interest in its intellectual property granted by the Company to secure such obligations.

In October 2006, the Company borrowed $200,000 through a loan secured by anticipated proceeds from the sale of net operating losses through the New Jersey Technology Business Tax Certified Transfer Program (the "Tax Transfer Program"). The loans accrue interest at a rate of 20% per year. The Company received $190,000 of proceeds and prepaid $10,000 of interest. Through the Tax Transfer Program, the Company will sell at least $250,000 of net operating loss benefits. The Company is scheduled to receive at least $215,000 of net proceeds from such sale. It is anticipated that the Company should receive such proceeds on or around December 31, 2006. This loan bears interest at 20% per year and matures at the earlier of January 2007 or the receipt of the net proceeds from the Tax Transfer Program. In connection with the loan, the Company prepaid three months of interest, or $10,000.

Cash and cash equivalents at September 30, 2006 amounted to $19,065 as compared to $15,275 at December 31, 2005, an increase of $3,790. During the first nine months of 2006, the Company's operating activities utilized $404,612, as compared to $584,036 for the first nine months of 2005, a decrease of $179,424. Cash utilized during the nine month period ended September 30, 2006 primarily was used to fund a portion of the Company's $607,964 of net losses for such period.

Financing activities provided $445,838 for the nine month period ended September 30, 2006 as compared to $607,500 for the nine months ended September 30, 2005, a decrease of $161,662. Financing activities in the nine months ended September 30, 2006 resulted primarily from the issuance of $487,890 of loans.

Subject to required funding, the Company intends to use the proceeds to fund various marketing initiatives that include: creating a "direct-to-consumer retail website" for its Dermagenetics line of products; to continue seeking additional international distribution opportunities for its products; to fund the production of an "infomercial" regarding its Dermagenetics line of products; to purchase inventory; to fund working capital; and to pay outstanding payables and trade debt. The Company will require approximately $1,000,000 for these purposes. The Company intends to raise funds through loans and/or the private placement of its securities. Unless the Company can increase its revenues and increase its stock price, it is unlikely that the Company will be able to secure such financing. If the Company is not able to secure such additional required capital, it will continue to realize negative cash flow and losses and may not be able to continue operations.

  COMPARISON OF THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2006 TO THE THREE
                    AND NINE MONTHS ENDED SEPTEMBER 30, 2005

FINANCIAL CONDITION

Assets of the Company increased from $445,276 at December 31, 2005 to $547,601 at September 30, 2006, an increase of $102,325. This increase was primarily due to an increase in other assets from $209,135 at December 31, 2005 to $325,333 at September 30, 2006, an increase of $116,198, relating to deferred debt issuance costs in connection with the notes and stock issued in connection with the $497,890 of loans undertaken by the Company in June 2006.

Liabilities increased from $1,057,879 at December 31, 2005 to $1,638,686 at September 30, 2006, an increase of $580,807. This increase in liabilities primarily resulted from an increase in loans payable from $27,861 at December 31, 2005 to $515,890 at September 30, 2006, in connection with the $497,840 principal amount of loans issued in June 2006, together with an increase in accrued compensation from $593,399 at December 31, 2005 to $681,092 at September 30, 2006, an increase of $87,693, as the Company accrued the salary of its acting chief executive officer and compensation to its secretary and treasurer due to cash flow constraints.

CURRENT YEAR PERFORMANCE AND EARNINGS OUTLOOK

Revenues. The total revenues for the nine months ended September 30, 2006 were $142,458 as compared to $361,548 for the nine months ended September 30, 2005, a decrease of $219,090. Total revenues for the three months ended September 30, 2006 were $59,122 as compared to $76,850 for the three months ended September 30, 2005, a decrease of $17,728. Revenues decreased primarily because the Company did not have sufficient funds to implement its sales and marketing strategies.

Expenses. Total expenses for the nine months ended September 30, 2006 were $696,779 as compared to $1,222,473 for the nine months ended September 30, 2005, a decrease of $525,694, primarily resulting from a decrease in selling, general and administrative costs from $817,412 for the nine months ended September 30, 2005 to $362,970 for the nine months ended September 30,

2006, a decrease of $454,442, and a decrease in advertising and promotion expenses from $105,722 for the nine months ended September 30, 2005 to $4,317 for the nine months ended September 30, 2006, a decrease of $101,405, as the Company was unable to fully fund its business plan and promotional and marketing efforts.

Total expenses for the three months ended September 30, 2006 were $171,904, as compared to $319,974 for the months ended September 30, 2005, a decrease of $148,070. This decrease primarily relates to a decrease in selling, general and administrative expenses from $232,394 for the three months ended September 30, 2005 to $112,593 for the three months ended September 30, 2006, a decrease of $119,801, and a decrease in advertising and promotion expenses from $13,294 for the three months ended September 30, 2005 to $1,450 for the three months ended September 30, 2006, a decrease of $11,844, each resulting from the Company not having sufficient funds to implement its business plan and promotional and marketing plans.

Losses. The Company incurred a loss of $607,964 for the nine months ended September 30, 2006 as compared to a loss of $1,010,165 for the nine months ended September 30, 2005, a decrease of $402,201. The Company incurred a loss of $138,698 for the three months ended September 30, 2006, as compared to a loss of $282,574 for the three months ended September 30, 2005, a decrease of $143,876.

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

                                        GENELINK, INC.
                                        (Registrant)


Date: November 13, 2006                 By: /s/ Monte E. Taylor, Jr.
                                            ------------------------------------
                                            Monte E. Taylor, Jr., Acting Chief
                                            Executive Officer and Acting
                                            Financial Officer