Form 10KSB
period 2006-12-31
GENELINK INC
filed 2007-04-10
CIK 941020

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

                        ANNUAL REPORT FOR THE FISCAL YEAR
                             ENDED DECEMBER 31, 2006

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

        Newport Financial Center
        113 Pavonia Avenue, #313
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

     State issuer's revenues for its most recent fiscal year. $175,674

     State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act). $2,496,585.

     APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Number of Shares of Common Stock Outstanding on February 28, 2007   44,104,055

     Transitional Small Business Disclosure Format Yes       No  X
                                                       ---      ---

     Statements in this Annual Report on Form 10-KSB may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements involve a number of risks, uncertainties and other factors that could cause actual results to differ materially from those projected in such statements.

                                TABLE OF CONTENTS

                                                                             PAGE
                                                                             ----
ITEM 1.  DESCRIPTION OF BUSINESS .........................................     1
ITEM 2.  PROPERTIES ......................................................    12
ITEM 3.  LEGAL PROCEEDINGS ...............................................    13
ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS .............    14
ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS ........    14
ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS ............................    17
ITEM 7.  FINANCIAL STATEMENTS ............................................    22
ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
         FINANCIAL DISCLOSURE ............................................    46
ITEM 8A. CONTROLS AND PROCEDURES .........................................    46
ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS ................................    47
ITEM 10. EXECUTIVE COMPENSATION ..........................................    53
ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT ..    54
ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS ..................    56
ITEM 13. EXHIBITS, LIST AND REPORTS ON FORM 8-K ..........................    56
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES ..........................    57

ITEM 1. DESCRIPTION OF BUSINESS.

GENERAL

GeneLink, Inc. (the "Company" or "GeneLink") is a publicly-held Pennsylvania corporation listed on the NASDAQ OTC Bulletin Board trading under the symbol "GNLK." GeneLink is a bioscience company and was originally organized to offer to the public the safe collection and preservation of a family's DNA material for later use by the family to identify and potentially prevent inherited diseases. More recently the Company has created a breakthrough methodology for SNP (single nucleotide polymorphism)-based genetic profiling (patents issued and pending) and intends to market and/or out-license these proprietary assessments to companies that manufacture or market to the nutraceutical, personal care, skin care and weight-loss industries.

The Company has never achieved a profit, having realized net losses each year, including operating losses before provisions for income taxes of $2,114,619 in 2004, $1,281,157 in 2005 and $783,878 in 2006. There can be no assurance that the Company will ever realize significant sales or become profitable.

The Company was founded in response to the explosion of information being generated in the field of human molecular genetics. Scientists are discovering an increasing number of connections between genes and specific diseases or physical attributes and tendencies. These findings are a direct result of the National Institutes of Health Genome Project.

The Company's expansion into the bioscience field with its innovative genetic profiles help companies create and deliver more effective products - personalized wellness and "quality of life" products tailored to their customer's individual needs - based on the science of genetics, thereby allowing the consumer and/or their health care provider to determine what vitamin/nutritional supplements, skin-care products, and health care or weight loss regimens are best for their individual needs.

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

In 2004, the Company formed a wholly owned subsidiary, Dermagenetics, Inc., to provide its genetically customized products and services to the skin and personal care market.

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

OXIDATIVE STRESS FOR SKIN HEALTH AND SKIN AGING PROFILE

     Now, by simply swabbing the inside of one's mouth and sending the collected sample to GeneLink's laboratory, an individual can have a skin or personal care formulation specifically designed to compensate for associated deficiencies.

     Currently, when a person sees wrinkles or lines, he or she may begin to apply a variety of products and creams that contain antioxidants such as retinoids. This approach is only partially effective because it typically begins only after the signs of aging have appeared. A superior strategy is to predict certain causes of the aging of the skin and initiate a therapy that is designed to match the individual's genetic pattern and genetic risk of skin aging. For example, individuals with moderate or high risk of oxidative stress could be encouraged to initiate a therapy much earlier - even before outward signs of skin aging.

     The Company's Skin Health test for skin aging looks for SNPs in several key genes that are associated with oxidative stress, skin irritation, photo aging and an individual's ability to naturally defend against environmental stresses. Skin health test results can be used to guide consumers to skin therapies or skin products containing unique active ingredients (SNPActives(TM)) and formulations designed to help alleviate specific oxidative stress and other potential deficiencies in the skin.

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

DNA BANKING

     The Company has ceased actively marketing DNA banking, wherein specimens can be collected during an individual's lifetime or up to 36 to 40 hours after death using the Company's DNA Collection Kit(R) for long-term storage at the University of North Texas Health Science Center (the "Health Science Center"). The Health Science Center will continue to store the DNA specimen for 75 year intervals for all existing clients who have sent in DNA for banking. Upon a client's request, and upon the payment of a retrieval fee, the stored DNA specimen can be retrieved and sent to a laboratory for testing. The Health Science Center is no longer obligated to receive and store any additional DNA specimens.

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

     The Company formed a subsidiary known as "Dermagenetics, Inc." which has created and is distributing DNA UltraCustom skin cream, genetically designed to an individual's needs, specifically to the Spa industry. The Company appointed Dr. Robert P.K. Keller to the Company's Medical Advisory Board, and along with Dr. Robert Keller, Dermagenetics has been appearing at Spa conventions and has marketed the Company's DNA UltraCustom skin cream to Spas in the United States. Currently, the Company is reevaluting its marketing efforts and plans related to the Spa industry.

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

     The Company's believes its gene profiles offer marketing companies the information they need to create and sell more effective products tailored to their customer's individual needs - based on the science of genetics. By simply swabbing the inside of one's mouth (using the Company's patented DNA Collection Kit(R)) and sending the collected sample to the Company's laboratories - consumers can be directed to personalized products - specifically formulated to help compensate for their predicted deficiencies.

     The Company has received Australian Patent #2002230953 "Kits and Methods for Assessing Oxidative Stress; Trademark: Dermagenetics #78398892 and 78398898 (for the Dermagenetics face design) and #78412723 for SNP Actives.

COMPETITION

     The Company's potential competitors in the United States and abroad in the field of personalized nutrition and skin care are numerous and include, among others, major pharmaceutical and diagnostic companies, specialized biotechnology firms, universities and other research institutions. Many of the Company's potential competitors have considerably greater financial technical, marketing and other resources than the Company has which may allow these competitors to discover important genes or successfully commercialize these discoveries before the Company.

     The business of manufacturing, distributing and marketing nutritional supplements and personalized skin care and skin health products is highly competitive. Many of the Company's competitors are substantially larger and have greater financial resources with which to manufacturer and market their products. The barriers to competition are low in these markets because the products are generally not protected by patents. The Company's ability to remain competitive depends on the successful introduction, marketing, promotion, and addition of new offerings to its product line.

GOVERNMENT REGULATION

     Pursuant to a letter dated January 23, 1996, the Food and Drug Administration has determined that the Company's kit is a device, but is not subject to active regulations by the Center for Devices and Radiological Health. However, any change in the current regulations could result in the kit becoming a regulated device.

EMPLOYEES AND LABOR RELATIONS

     The Company consider its labor relations to be good, and none of its employees is covered by a collective bargaining agreement. As of December 31, 2006, the Company employed or engaged individuals in the following areas:

                                        Number of
          Category              Employees and Consultants
---------------------------     -------------------------
Sales and Marketing                         3
General and Administration,
   including Customer Service               5
Research and Development                    6

RISK FACTORS

     The Company's business and the value of its shares are subject to the risk described above and certain additional risks described below.

     IF OUR FORMER CHIEF EXECUTIVE OFFICER PREVAILS WITH RESPECT TO HIS LITIGATION AGAINST THE COMPANY, THE COMPANY MAY NOT BE ABLE TO PAY ANY JUDGMENT AND COULD BE FORCED TO CEASE ITS OPERATIONS.

     On October 14, 2005, the Company terminated the employment of John R. DePhillipo, the former Chief Executive Officer of the Company. In November 2005, Mr. DePhillipo brought suit against the Company alleging, among other things, that he was terminated without cause, that the Company breached the terms of his employment agreement and that he is entitled to receive $84,000 of back salary and at least $1,500,000 of salary throughout the remainder of the term set forth in such employment agreement. The Company has denied such allegations and has brought counterclaims against Mr. DePhillipo alleging that Mr. DePhillipo was terminated for cause, that Mr. DePhillipo breached his fiduciary duty to the Company and alleging conversion, negligent misrepresentation and unjust enrichment. If Mr. DePhillipo prevails in this litigation and obtains a judgment against the Company for all or any substantial portion his claim, it is likely that the Company will not be able to pay any such judgment and may be forced to cease operations. As all of the Company's assets have been pledged to its secured creditors, it is unlikely that the shareholders of the Company would receive any distributions if the Company were forced to cease its operations and liquidate in the event of Mr. DePhillipo prevailing in the litigation. See "Litigation".

     IF THIS COMPANY DEFAULTS ON ITS OBLIGATIONS WITH RESPECT TO ITS SECURED OR UNSECURED DEBT, ITS LENDERS AND CREDITORS COULD FORECLOSE UPON THE COMPANY'S ASSETS.

     In 2006, the Company entered into a series of secured convertible loan financings pursuant to which it has pledged all of its assets as collateral for the repayment of the secured convertible loan obligations. The secured convertible loan obligations mature on May 12, 2011. As of December 31, 2006, $866,624 of principal and interest were outstanding on the secured convertible loans. If the conditions to converting these loans are not met, it is unlikely that the Company would be able to repay these loans without refinancing, extending, modifying or converting such obligations. If the Company is unable to repay its obligations with respect to such loans or to refinance, extend, modify or convert such loans, the Lenders would be entitled to foreclose against such collateral, and in such event the Company would be required to cease operations.

     Additionally, the Company owed $656,155 as of December 31, 2006 to Robert Ricciardi for acquired compensation earned but not yet paid, and owed $365,590 of accounts payable and accrued expenses as of December 31, 2006. If the Company is unable to generate sufficient revenues or raise sufficient funds to meet these obligations as they become due, it may default upon these obligations and may be required to cease its operations.

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

     Currently, the Company has sufficient funds to support its operations through May 2007. If the Company cannot obtain $500,000 of financing to support its operations for the balance of 2007, the Company may not be able to continue its business and may be forced to cease operations. The Company will require approximately $600,000 additional funds to finance marketing efforts throughout the balance of 2007. The Company is in discussions with multiple potential funding sources and anticipates receiving sufficient funding to continue operations. There can be no assurance that the Company will be able to obtain this required financing on favorable terms or at all.

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

THE COMPANY HAS A HISTORY OF LOSSES AND EXPECT CONTINUED LOSSES FOR THE FORESEEABLE FUTURE.

     The Company commenced operations in 1994. The Company has incurred significant losses to date and revenues have been limited. The Company's expenses have exceeded revenues in each year since inception. Given planned levels of operating expenses, the Company expects to continue to incur losses for the foreseeable future. The Company's accumulated deficit as of December 31, 2006 was $11,114,084. The Company incurred a net loss of $577,671 for the fiscal year ended December 31, 2006. The Company's expenses have consisted principally of research and development, salaries and for general and administrative expenses incurred while building its business infrastructure. The Company expects to continue to experience significant operating losses in the future as it continues research and development efforts and expands its marketing and sales force in an effort to commercialize the Company's products and services. The Company plans to increase operating expenses in anticipation of increasing revenues. If the Company's revenue growth is slower than anticipated or operating expenses exceed expectations, the Company's losses will significantly increase. Even if the Company were to achieve profitability, it may not be able to sustain or increase profitability on a quarterly or annual basis.

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

THE COMPANY'S INDUSTRY IS HIGHLY COMPETITIVE AND IT MAY NOT HAVE THE RESOURCES REQUIRED TO SUCCESSFULLY COMPETE.

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

     The Company's potential competitors in the United States and abroad are numerous and include among others, major pharmaceutical and diagnostic companies, consumer products companies, specialized biotechnology firms, universities and other research institutions. Many of the Company's competitors have considerably greater financial, technical, marketing and other resources than does the Company. Furthermore, many of these competitors are more experience than the Company is in discovering, commercializing and marketing products. These greater resources may allow its competitors to discover important genes or genetic markers before the Company does. If the Company does not discover genes that are linked to a health risk, characterize their functions, develop genetic tests and related information services based on such discoveries, obtain regulatory and other approvals and launch these services or products before its competitors, then the Company's ability to generate sales and revenue will be reduced or eliminated, and could make the Company's services and products obsolete. The Company expects competition to intensify in its industry as technical advances are made and become more widely known.

THE MARKET FOR THE COMPANY'S PRODUCTS AND SERVICES IS UNPROVEN.

     The market for the Company's products and services is at an early state of development and may not continue to grow. The general scientific community, including the Company, has only a limited understanding of the role of genes in predicting disease. The marketplace may never accept the Company's products and services, and it may never be able to sell its products and services at a profit. The Company's efforts to commercialize its intellectual property have had limited success to date. The Company can achieve broad market acceptance only with substantial education about the benefits and limitations of its products and services.

IF THE COMPANY IS UNSUCCESSFUL IN ESTABLISHING STRATEGIC ALLIANCES, ITS ABILITY TO DEVELOP AND MARKET PRODUCTS AND SERVICES MAY BE DAMAGED.

     Entering into strategic alliances for the development and commercialization of products and services based on the Company's discoveries is an important element of its business strategy. The Company faces significant competition in seeking appropriate partners. If the Company fails to establish strategic alliances or other alternative arrangements, then its ability to develop and market products and services will be damaged. In addition, the terms of any future strategic alliances may be unfavorable to the Company or these strategic alliances may be unsuccessful.

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

ITEM 3. LEGAL PROCEEDINGS

     Effective October 14, 2005, the Company terminated the employment of John
R. DePhillipo, the Company's former Chief Executive Officer and Chief Financial Officer and a former director of the Company. Mr. DePhillipo commenced two lawsuits allegedly arising out of his termination by the Company for "cause," as defined in his Employment Agreement with the Company.

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

     On January 18, 2007, Mr. DePhillipo resigned as a director of the Company. Mr. DePhillipo in a letter to the Board of Directors of the Company alleged that the Company has not properly accounted for or disclosed its source for funding the costs of the litigation described above and alleged that a third party must be funding the litigation; alleged that the terms of the recent financing undertaken by the Company are unfair to the Company's shareholders and amounted to the sale of the Company without shareholder approval; and alleged that the use of the proceeds of the financings are not adequately described, including any use of the proceeds to fund the costs of the litigation.

     The Board of Directors categorically denies each of Mr. DePhillipo's unsubstantiated allegations and states that they are completely unfounded. The Board of Directors expressly confirms that the Company has not entered into an agreement with any third party to fund the litigation or taken any steps which would amount to a sale of the Company without shareholder approval. The Board of Directors further notes that Mr. DePhillipo's resignation was pre-textual and tendered only after notice to Mr. DePhillipo that he was not part of the proposed slate of nominees to a newly constituted Board of Directors and after a meeting of the Board of Directors during which Mr. DePhillipo was not appointed and elected as a nominee to remain on the Board of Directors following the 2007 Annual Meeting of Shareholders.

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

2006           High    Low
----          -----   -----
1st Quarter   $0.13   $0.05
2nd Quarter    0.09    0.04
3rd Quarter    0.06    0.03
4th Quarter    0.07    0.04

2005           High    Low
----          -----   -----
1st Quarter   $0.32   $0.19
2nd Quarter    0.26    0.12
3rd Quarter    0.22    0.12
4th Quarter    0.17    0.06

     As of February 28, 2007, there were 158 holders of record of the Company's Common Stock. The Company has never paid dividends and do not anticipate paying any dividends in the future. The Company anticipates that it will retain all future revenues for working capital purposes.

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

                      EQUITY COMPENSATION PLAN INFORMATION

                                                                       Number of
                                                                 securities remaining
                          Number of                               available for future
                      securities to be                           issuance under equity
                    issued upon exercise     Weighted-average      compensation plans
                       of outstanding       exercise price of    (excluding securities
                      options, warrants    outstanding options    reflected in column
                         and rights        warrants and rights           (a))
Plan Category                (a)                   (b)                   (c)
-------------       --------------------   -------------------   ---------------------
Equity
   compensation
   plans approved
   by security
   holders                     0                    --                  6,000,000
Equity
   compensation
   plans not
   approved
   by security
   holders                     0                    --                          0
                             ---                   ---                  ---------
Total                          0                    --                  6,000,000

RECENT SALES OF UNREGISTERED SECURITIES.

     The Company issued 510,000, 466,170 and 303,000 shares of Common Stock for consulting services rendered to the Company valued at $96,476, $97,184 and $90,720 for the years ended December 31, 2006, 2005 and 2004, respectively. These shares were issued in reliance upon Rule 506 of Regulation D under the Securities Act of 1933.

     During the year ended December 31, 2006, the Company issued $827,890 principal amount of convertible secured promissory notes and issued 4,139,452 shares of restricted Common Stock in connection with the issuance of the notes. The aggregate amounts recorded in connection with the issuance of the notes and the stock were $1,008,788, representing the $827,890 of gross proceeds of notes plus debt issuance costs related to the stock issuance of $180,898. The notes and shares were issued in reliance upon Rule 506 of Regulation D under the Securities Act of 1933.

     In January 2006, the Company issued $200,000 of bridge notes in reliance upon Rule 506 of Regulation D under the Securities Act of 1933. The bridge notes were refinanced in June 2006 upon issuance of the convertible secured promissory notes referenced above.

     During the year ended December 31, 2005, the Company issued stock in settlement of a debt agreement. The Company issued 640,369 shares of common stock to settle $75,000 of debt and interest accrued on the note. These shares were issued in reliance upon Rule 506 of Regulation D under the Securities Act of 1933.

     The Company issued 510,000 and 466,170 shares of common stock for services rendered, valued at $96,476 and $97,184 for the years ended December 31, 2006 and 2005, respectively. These shares were issued in reliance upon Rule 506 of Regulation D under the Securities Act of 1933.

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

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS.

                          CRITICAL ACCOUNTING POLICIES

STOCK OPTIONS:

The Financial Accounting Standards Board has issued SFAS No. 123R, which defines a fair value based method of accounting for an employee stock option and similar equity instruments and encourages all entities to adopt that method of accounting for all of their employee stock compensation plans. However, it also temporarily allowed an entity to continue to measure compensation cost for those plans using the method of accounting prescribed by Accounting Principles Board Opinion No. 25 (APB 25). Entities electing to remain with the accounting in APB 25 must make proforma disclosures of net income (loss) and, if presented, earnings (loss) per share, as if the fair value based method of accounting defined in SFAS 123R had been adopted. As required, the Company has adopted SFAS No. 123R for the year ended December 31, 2006.

AMORTIZATION OF PATENTS:

Legal and professional fees and expenses in connection with the filing of patent and trademark applications have been capitalized and are amortized over fifteen years on a straight-line basis. The Company has filed for and has patents pending in the USA and foreign countries on its method of DNA gathering. The Company has a registered trademark for its name, logo, and the name "DNA Collection Kit(R)." The Company also filed for and has patents pending on its three proprietary genetic indicator tests and has received a patent in Australia regarding its Oxidative Stress Profile.

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

                              RESULTS OF OPERATIONS

COMPARISON OF FISCAL YEAR ENDED DECEMBER 31, 2006 TO FISCAL YEAR ENDED DECEMBER 31, 3005.

     Assets. The Company's assets increased from $445,276 at December 31, 2005 to $714,393 at December 31, 2006, an increase of $269,117. This increase was primarily due to an increase in cash from $15,275 at December 31, 2005 to $149,695 at December 31, 2006, and an increase in prepaid debt issuance costs from $0 at December 31, 2006 to $165,912 at December 31, 2006, related to the convertible secured promissory notes financing. As of December 31, 2006, the Company had not received all proceeds from the convertible secured promissory notes payable. Accordingly, the Company has reduced the balance sheet liability for the Notes by $205,000 at December 31, 2006. In connection with issuance of the Notes, the Company has recognized debt issuance costs of $180,898 that are being amortized over the term of the Notes. As of December 31, 2006, the unamortized debt issuance costs are $165,912 and are included in "Other assets" on the balance sheet.

     Liabilities. The Company's liabilities increased from $1,057,879 at December 31, 2005 to $1,732,284 at December 31, 2006, an increase of $674,405.
This increase in liabilities was primarily due to an increase in long term loans payable from $0 at December 31, 2005 to $622,890 at December 31, 2006 in connection with the Company's issuance of convertible secured promissory notes in 2006.

     Losses. The Company incurred an operating loss of $786,586 for the fiscal year ended December 31, 2006, as compared to an operating loss of $1,281,157 for the fiscal year ended December 31, 2005, a decrease of $494,571. This decrease in losses was primarily due to a decrease in general and administrative expenses from $802,984 for the fiscal year ended December 31, 2005 to $476,539 for the fiscal year ended December 31, 2006, as the Company did not pay any compensation to or expenses of its former chief executive officer and president or his wife in 2006, and a decrease in advertising and promotion expenses $209,370 for the fiscal year ended December 31, 2005 to $14,369 for the fiscal year ended December 31, 2006, as the Company focused on the change in management and on obtaining sufficient funding to develop and implement its new business plan. This decrease in expenses was accompanied by a decrease in revenues from $396,923 for the fiscal year ended December 31, 2005 to $175,674 for the fiscal year ended December 31, 2006. The Company's gross margin dropped from $167,528 for the fiscal year ended December 31, 2005 to $110,253 for the fiscal year ended December 31, 2006. Gross profit margin increased from 42% to 63%.

     Revenues. The Company's total operating revenues for the fiscal year ended December 31, 2006 were $175,674, as compared to $396,923 for the fiscal year ended December 31, 2005, a decrease of $221,249.

     Expenses. Total expenses for fiscal year ended December 31, 2006 were $962,260, as compared to $1,678,080 for the fiscal year ended December 31, 2005, a decrease of $715,820. This decrease in expenses is primarily due to a decrease in general and administrative expenses from $802,984 for the fiscal year ended December 31, 2005 to $476,539 for the fiscal year ended December 31, 2006, as the Company did not pay any compensation to or expenses of its former chief executive officer and president or his wife in 2006, and a decrease in advertising and promotion expenses $209,370 for the fiscal year ended December 31, 2005 to $14,369 for the fiscal year ended December 31, 2006, as the Company focused on the change in management and on obtaining sufficient funding to develop and implement its new business plan.

     Segment Operating Results

     The following table sets forth the net revenues, operating expenses and pre-tax earnings of our segments for the year ended December 31, 2006:

                           GENELINK   DERMAGENETICS
                             INC.          INC.
                          ---------   -------------
NET REVENUES              $  57,333     $118,341
OPERATING EXPENSES          765,815      196,445
OTHER INCOME                  2,011          697
PRE-TAX EARNINGS (LOSS)    (706,471)     (77,407)

     The following table sets forth the net revenues, operating expenses and pre-tax earnings of our segments for the year ended December 31, 2005:

                            GENELINK    DERMAGENETICS
                              INC.           INC.
                          -----------   -------------
NET REVENUES              $   108,053     $ 288,870
OPERATING EXPENSES          1,242,348       435,732
OTHER INCOME                       --            --
PRE-TAX EARNINGS (LOSS)    (1,134,295)     (146,862)

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

LIQUIDITY AND CAPITAL RESOURCES

     For 2006, the Company's primary liquidity requirement was the implementation and funding of sales and marketing efforts and funding working capital. For 2007, the Company's primary liquidity requirement will be the funding of the Company's sales and marketing efforts and the payment of past obligations of the Company.

     Cash and Cash Equivalents. On December 31, 2006, the Company's cash and cash equivalents amounted to $149,695 as to compared to $15,275 at December 31, 2005, an increase of $134,420. During 2006, the Company's operating activities utilized $345,957 as compared to utilizing $321,272 in 2005, an increase of $24,685. Cash utilized during these periods resulted from the Company's net losses for such periods and the payment of accounts payable.

     Investing activities utilized $42,646 in 2006, as compared to utilizing $117,661 in 2005. Financing activities provided $523,023 in 2006, as compared to $298,519 in 2005, primarily through the issuance of convertible secured promissory notes (the "Notes"). The Company issued 4,139,452 shares of restricted Common Stock in connection with the issuance of the Notes. The Notes mature on May 12, 2011 and accrue interest at a rate of 12% per year. The Notes convert at any time at the option of the holders at a price of $0.05 per share and automatically convert at a price of $0.05 per share when contingent liabilities of the Company are less than $100,000.

     As of December 31, 2006, the Company had not received all proceeds from the convertible secured promissory notes payable. Accordingly, the Company has recognized an asset "Convertible secured promissory notes proceeds receivable" of $205,000 at December 31, 2006. In connection with issuance of the Convertible Secured Promissory Notes, the Company has recognized debt issuance costs of $180,898 that are being amortized over the term of the notes. As of December 31, 2006, the unamortized debt issuance costs are $165,912 and are included in "Other assets" on the balance sheet.

     The Company will require approximately $1.1 million to fund the Company's sales and marketing efforts and to pay existing obligations for the balance of 2007. If the Company cannot obtain this required financing, it is unlikely that the Company will be able to continue its operations and/or be able to fully implement its business plan.

ITEM 7. FINANCIAL STATEMENTS

                          INDEX TO FINANCIAL STATEMENTS

                                                                            PAGE
                                                                           -----
Report of Independent Registered Public Accounting Firm                       23
Financial Statements
   Consolidated Balance Sheets                                             24-25
   Consolidated Statements of Operations                                      26
   Consolidated Statements of Changes in Stockholders' Equity
   (Deficiency)                                                               27
   Consolidated Statements of Cash Flows                                   28-29
   Notes to Consolidated Financial Statements                              30-45

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

GeneLink, Inc. and Subsidiary
Jersey City, New Jersey

          We have audited the accompanying consolidated balance sheets of GeneLink, Inc. and Subsidiary as of December 31, 2006 and 2005, and the related consolidated statements of operations, changes in stockholders' equity (deficiency) and cash flows for the years then ended. These financial statements are the responsibility of the Companies' management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

          In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of GeneLink, Inc. and Subsidiary as of December 31, 2006 and 2005, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

          The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 12 to the financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency, which raise substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters also are described in Note 12. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ Buckno, Lisicky & Company
Allentown, Pennsylvania
April 5, 2007

                          GENELINK, INC. AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 2006 AND 2005

                                     ASSETS

                                                      2006       2005
                                                    --------   --------
CURRENT ASSETS
   Cash and cash equivalents                        $149,695   $ 15,275
   Accounts receivable                                32,185     32,651
   Inventory                                           5,772      3,261
   Prepaid expenses                                   14,421     37,435
                                                    --------   --------
      Total current assets                           202,073     88,622
                                                    --------   --------
PROPERTY AND EQUIPMENT                               131,645    147,519
                                                    --------   --------
OTHER ASSETS                                         380,675    209,135
                                                    --------   --------
      Total assets                                  $714,393   $445,276
                                                    ========   ========

See Notes to Consolidated Financial Statements.

                          GENELINK, INC. AND SUBSIDIARY

                LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)
                           DECEMBER 31, 2006 AND 2005

                                                        2006           2005
                                                    ------------   ------------
CURRENT LIABILITIES
   Accounts payable and accrued expenses            $    365,590   $    429,165
   Accrued payroll taxes                                       0          7,454
   Accrued compensation                                  725,804        593,399
   Loans payable to officers                              18,000         27,861
                                                    ------------   ------------
      Total current liabilities                        1,109,394      1,057,879
   Convertible secured promissory notes payable          622,890              0
                                                    ------------   ------------
      Total liabilities                                1,732,284      1,057,879
                                                    ------------   ------------
STOCKHOLDERS' EQUITY (DEFICIENCY)
   Common stock, par value $0.01 per share;
      authorized: 75,000,000 shares as of
      December 31, 2006 and 2005 respectively;
      issued: 2006 41,739,000 shares and 2005
      36,689,550 shares; outstanding: 2006
      41,332,831 shares and 2005 36,283,381
      shares                                             417,390        366,896
   Additional paid in capital                          6,982,849      6,910,160
   Stock warrants                                      3,011,009      2,961,809
   Accumulated deficit                               (11,114,084)   (10,536,413)
   Treasury stock, 406,169 shares as of
      December 31, 2006 and 2005, respectively,
      at cost                                           (315,055)      (315,055)
                                                    ------------   ------------
      Total stockholders' equity (deficiency)         (1,017,891)      (612,603)
                                                    ------------   ------------
      Total liabilities and stockholders' equity
         (deficiency)                               $    714,393   $    445,276
                                                    ============   ============

                 See Notes to Consolidated Financial Statements

                          GENELINK, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                     YEARS ENDED DECEMBER 31, 2006 AND 2005

                                                   2006          2005
                                               -----------   -----------
REVENUES:                                      $   175,674   $   396,923
COST OF GOODS SOLD:                                 65,421       229,395
                                               -----------   -----------
GROSS PROFIT                                       110,253       167,528
                                               -----------   -----------
EXPENSES:
   General and administrative                      476,539       802,984
   Consulting                                      179,449       177,633
   Professional fees                               173,590       222,475
   Advertising and promotion                        14,369       209,370
   Amortization and depreciation                    52,892        36,223
                                               -----------   -----------
                                                   896,839     1,448,685
                                               -----------   -----------
OPERATING LOSS                                    (786,586)   (1,281,157)
OTHER INCOME:                                        2,708             0
      Loss before provision for income taxes      (783,878)   (1,281,157)
   PROVISION FOR INCOME TAXES:                          --            --
DEFERRED INCOME TAX BENEFIT                        206,207       228,287
                                               -----------   -----------
NET LOSS                                       $  (577,671)  $(1,052,870)
                                               ===========   ===========
LOSS PER SHARE, BASIC AND DILUTED:             $     (0.01)  $     (0.03)
                                               ===========   ===========
   Weighted average common shares and
      diluted potential common shares           38,861,637    35,806,407
                                               ===========   ===========

                 See Notes to Consolidated Financial Statements

                          GENELINK, INC. AND SUBSIDIARY
     CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIENCY)
                     YEARS ENDED DECEMBER 31, 2006 AND 2005

                                   COMMON STOCK                 ADDITIONAL
                              ---------------------   TREASURY    PAID IN      STOCK     ACCUMULATED
                                 SHARES     AMOUNT     STOCK      CAPITAL    WARRANTS      DEFICIT       TOTAL
                              -----------  --------  ---------  ----------  ----------  ------------  -----------
BALANCE, DECEMBER 31, 2004     33,133,011  $331,330  $(315,055) $6,635,552  $2,632,422  $ (9,483,543) $  (199,294)
                               ==========  ========  =========  ==========  ==========  ============  ===========
Issuance of common stock and
   stock warrants related to
   loan conversion                640,369     6,404          0      44,826      94,877             0      146,107
Fair value of options
   granted for services                 0         0          0           0      11,520             0       11,520
Fundraising costs incurred              0         0          0     (32,500)          0             0      (32,500)
Fair value of options
   granted for fundraising
   services                             0         0          0     (79,050)     27,900             0      (51,150)
Fair value of options
   granted for services                 0         0          0           0      16,000             0       16,000
Issuance of common stock
   related to loan agreement      200,000     2,000          0         400           0             0        2,400
Issuance of common stock and
   stock warrants for
   services                       466,170     4,662          0      85,932       6,590             0       97,184
Issuance of common stock and
   stock warrants pursuant
   to private placement
   offerings                    2,250,000    22,500          0     255,000     172,500             0      450,000
Net loss                                0         0          0           0           0    (1,052,870)  (1,052,870)
                               ----------  --------  ---------  ----------  ----------  ------------  -----------
                                3,556,539    35,566          0     274,608     329,387    (1,052,870)    (413,309)
                               ----------  --------  ---------  ----------  ----------  ------------  -----------
BALANCE, DECEMBER 31, 2005     36,689,550  $366,896  $(315,055) $6,910,160  $2,961,809  $(10,536,413) $  (612,603)
                               ==========  ========  =========  ==========  ==========  ============  ===========
Issuance of common stock and
   stock warrants related to
   convertible secured
   promissory notes             4,539,450    45,394          0     160,063           0             0      205,457
Fair value of options
   granted for services                 0         0          0           0           0             0            0
Commissions paid for
   fundraising costs                    0         0          0    (129,550)          0             0     (129,550)
Issuance of common stock and
   stock warrants for
   fundraising services           410,000     4,100          0      18,850      49,200             0       72,150
Issuance of common stock and
   stock warrants for
   services                       100,000     1,000          0      23,326           0             0       24,326
Net loss                                0         0          0           0           0      (577,671)    (577,671)
                               ----------  --------  ---------  ----------  ----------  ------------  -----------
                                5,049,450    50,494          0      72,689      49,200      (577,671)    (405,288)
                               ----------  --------  ---------  ----------  ----------  ------------  -----------
BALANCE, DECEMBER 31, 2006     41,739,000  $417,390  $(315,055) $6,982,849  $3,011,009  $(11,114,084) $(1,017,939)
                               ==========  ========  =========  ==========  ==========  ============  ===========

                 See Notes to Consolidated Financial Statements

                          GENELINK, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     YEARS ENDED DECEMBER 31, 2006 AND 2005

                                                           2006         2005
                                                        ---------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss                                             $(577,671)  $(1,052,870)
   Adjustments to reconcile net loss to net
      cash used in operating activities:
      Depreciation and amortization                        52,892        36,223
      Common stock issued for fundraising services         72,150        97,184
      Common stock issued for services                     24,324             0
      Common stock issued for loan agreement                    0         2,400
      Warrants issued for services                              0        16,000
      Fair value of options granted for
         consulting services                                    0        39,420
      (Increase) decrease in assets:
         Accounts receivable                                  466        (9,412)
         Inventory                                         (2,511)       16,430
         Prepaid expenses                                  23,014        35,287
         Deposits and trademark                                 0        18,748
      Increase (decrease) in liabilities:
         Accounts payable and accrued expenses            (63,574)      333,365
         Accrued payroll taxes                             (7,454)      (14,509)
         Accrued compensation                             132,405       160,462
                                                        ---------   -----------
            Net cash used in operating activities        (345,957)     (321,272)
                                                        ---------   -----------
CASH FLOWS FROM INVESTING ACTIVITIES
   Purchase of property and equipment                     (19,756)      (72,473)
   Patent acquisition costs
                                                          (22,890)      (45,188)
                                                        ---------   -----------
            Net cash used in investing activities         (42,646)     (117,661)
                                                        ---------   -----------
CASH FLOWS FROM FINANCING ACTIVITIES
   Repayments of loans and notes payable                  (19,861)     (186,038)
   Proceeds from convertible secured promissory
      notes payable                                       466,977             0
   Common stock issued for bridge loans conversion        205,457             0
   Common stock issued for loan conversion                      0       146,107
   Commissions paid for fundraising costs                (129,550)            0
   Private placement fundraising costs                          0      (111,550)
   Proceeds from issuance of common stock                       0       450,000
                                                        ---------   -----------
            Net cash provided by financing activities     523,023       298,519
                                                        ---------   -----------
            Net increase (decrease) in cash               134,420      (140,414)

                 See Notes to Consolidated Financial Statements

                          GENELINK, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     YEARS ENDED DECEMBER 31, 2006 AND 2005

                                                          2006       2005
                                                        --------   --------
Cash and cash equivalents:
   Beginning                                            $ 15,275    155,689
                                                        --------   --------
   Ending                                               $149,695   $ 15,275
                                                        ========   ========
SUPPLEMENTARY DISCLOSURES OF CASH FLOW INFORMATION
Cash payments for:
   Interest:                                            $ 98,300   $ 54,114
                                                        ========   ========
   Non-cash financing transactions:
   Common stock issued for services                     $ 96,476   $ 97,184
                                                        ========   ========
   Refinancing of bridge loans payable                  $200,000   $      0
                                                        ========   ========
   Debt issuance costs related to convertible secured
      promissory notes                                  $165,912   $      0
                                                        ========   ========

                 See Notes to Consolidated Financial Statements

                          GENELINK, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2006 AND 2005

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

                          GENELINK, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2006 AND 2005

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

                          GENELINK, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2006 AND 2005

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

         INCOME TAXES:

         The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes", which requires the use of an asset and liability approach for financial accounting and reporting for income taxes. Under this method, deferred tax assets and liabilities are recognized based on the expected future tax consequences of temporary differences between the financial statement carrying amounts and tax basis of assets and liabilities as measured by the enacted tax rates that are expected to be in effect when taxes are paid or recovered. In December 2006 and 2005, the Company sold net operating losses through the New Jersey Technology Business Tax Certified Transfer Program. See Note 5.

         LONG LIVED ASSETS:

         The Company reviews for the impairment of long-lived assets and certain identifiable intangibles whenever events or changes indicate that the carrying amount of an asset may not be recoverable. An impairment loss would be recognized when estimated future cash flows expected to result from the use of an asset and its eventual disposition are less than its carrying amount. The Company has not identified any such impairment losses during the years ended December 31, 2006 and 2005.

         PER SHARE DATA:

         Effective November 12, 1998, the Company adopted SFAS No. 128, "Earnings Per Share." The provisions of SFAS 128 establish standards for computing and presenting earnings per share (EPS). This standard replaces the presentation of primary EPS with a presentation of basic EPS. Additionally, it requires dual presentation of basic and diluted EPS for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the diluted EPS

                          GENELINK, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2006 AND 2005

         computation. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Diluted EPS for 2006 and 2005 excludes any effect from such securities, as their inclusion would be antidilutive.

         STOCK OPTIONS:

         The Financial Accounting Standards Board has issued SFAS No. 123R, which defines a fair value based method of accounting for an employee stock option and similar equity instruments and encourages all entities to adopt that method of accounting for all of their employee stock compensation plans. However, it also temporarily allowed an entity to continue to measure compensation cost for those plans using the method of accounting prescribed by Accounting Principles Board Opinion No. 25 (APB 25). Entities electing to remain with the accounting in APB 25 must make proforma disclosures of net income (loss) and, if presented, earnings (loss) per share, as if the fair value based method of accounting defined in SFAS 123R had been adopted. As required, the Company has adopted SFAS No. 123R for the year ended December 31, 2006.

         RECENT ACCOUNTING DEVELOPMENTS:

         In June 2006, the FASB issued FASB Interpretation (FIN) No. 48, Accounting for Uncertainty in Income Taxes. FIN No. 48 clarifies the accounting treatment for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with SFAS No. 109, Accounting for Income Taxes. Generally, it prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. It also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN No. 48 is effective for fiscal years beginning after December 15, 2006. The Company is in the process of studying the potential financial impact from the adoption of FIN
         No. 48.

         RECLASSIFICATIONS:

         Certain amounts in the prior year's financial statement have been reclassified to conform with the current year's presentation.

NOTE 3.  PROPERTY AND EQUIPMENT

         As of December 31, 2006 and 2005, property and equipment consisted of the following:

                          GENELINK, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2006 AND 2005

                                  2006       2005
                                --------   --------
Office furniture                 $ 1,154   $  1,154
Office equipment                  57,494     57,494
Leasehold improvements            85,420     85,420
Software                          96,079     76,323
                                --------   --------
                                 240,147    220,391
Less accumulated depreciation
   and amortization              108,502     72,872
                                --------   --------
                                $131,645   $147,519
                                ========   ========

         Depreciation and amortization expense was $36,170 and $21,471 for the years ended December 31, 2006 and 2005, respectively.

NOTE 4.  OTHER ASSETS

         As of December 31, 2006 and 2005, other assets consisted of the following:

                                  2006       2005
                                --------   --------
Patents and trademarks          $273,279   $250,389
Debt issuance costs              180,898          0
Organization costs                86,976     86,976
                                --------   --------
                                 541,153    337,365
Less accumulated
   amortization                  160,478    128,230
                                --------   --------
                                $380,675   $209,135
                                ========   ========

         Amortization expense was $31,708 and $14,752 for the years ended December 31, 2006 and 2005, respectively.

         The future estimated minimum amortization expense that will be charged to operations as of December 31, 2006 is as follows:

                          GENELINK, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2006 AND 2005

 Year ending
December 31,
------------
    2007       $ 54,642
    2008         54,642
    2009         54,642
    2010         54,642
    2011         30,954
 Thereafter     131,153
               --------
               $380,675
               ========

                          GENELINK, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2006 AND 2005

NOTE 5.  INCOME TAXES

         At December 31, 2006 and 2005, the Company had federal and state tax net operating loss carry forwards of approximately $15,230,000 and $14,650,000, respectively. The difference between the operating loss carry forwards on a tax basis and a book basis is due principally to differences in depreciation, amortization, and treatment of stock options. The federal carry forwards begin to expire in 2009 and the state carry forwards began to expire in 2003.

         The Company had a net deferred tax asset of $1,955,000 and $1,880,000 at December 31, 2006 and 2005, respectively, primarily from net operating loss carry forwards. A valuation allowance was recorded to reduce the net deferred tax asset to zero. The deferred tax asset valuation allowance increased $75,000 for the year ended December 31, 2006 and $210,000 for the year ended December 31, 2005.

         During December 2006, the Company received proceeds from the sale of net operating losses through the New Jersey Technology Business Tax Certified Transfer Program (the "Tax Transfer Program"). Through the Tax Transfer Program, the Company sold $224,160 of net operating loss benefits and received $206,207 of net proceeds from this sale.

         During December 2005, the Company received proceeds from the sale of net operating losses through the New Jersey Technology Business Tax Certified Transfer Program (the "Tax Transfer Program"). Through the Tax Transfer Program, the Company sold $265,450 of net operating loss benefits and received $228,287 of net proceeds from this sale.

NOTE 6.  STOCKHOLDERS' EQUITY TRANSACTIONS

         Common Stock

         The Company issued 510,000 and 466,170 shares of common stock for services rendered, valued at $96,476 and $97,184 for the years ended December 31, 2006 and 2005, respectively.

         During the year ended December 31, 2006, the Company issued $827,890 principal amount of convertible secured promissory notes and issued 4,139,452 shares of restricted Common Stock in connection with the issuance of the notes.

         During the year ended December 31, 2005, the Company issued 2,250,000 shares of common stock and 1,500,000 warrants to purchase common stock for cash

                          GENELINK, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2006 AND 2005

         consideration of $450,000. This is pursuant to the private placement offerings in 2005. Using the Black-Scholes methodology, the warrants were valued at $300,000.

         Stock Options and Warrants

         The Financial Accounting Standards Board has issued SFAS No. 123R, which defines a fair value based method of accounting for an employee stock option and similar equity instruments and requires all entities to adopt that method of accounting for all of their employee stock compensation plans. However, during 2005 it also allows an entity to continue to measure compensation cost for those plans using the method of accounting prescribed by Accounting Principles Board Opinion No. 25 (APB 25).

         Entities electing to remain with the accounting in APB 25 made proforma disclosures of net income (loss) and, if presented, earnings (loss) per share, as if the fair value based method of accounting defined in SFAS 123R had been adopted. The Company has elected to account for its stock-based compensation plans under APB 25 during 2005, but has adopted SFAS 123R for options transactions during 2006 and forward.

         During 2005, the Company relieved its Chief Executive Officer and President of his duties and all outstanding options, both vested and unvested, were cancelled in accordance with their terms.

         During the quarter ended March 31, 2005, the Company issued 200,000 options to acquire common stock at $0.25 per share for fundraising. In addition, the Company issued 128,000 options to buy stock at $.040 per share for consulting services. These options vest in equal monthly installments for 24 months beginning in February 2005. Consulting expense of $0 and $11,520 were charged to the options for 2006 and 2005, respectively.

         In the quarter ending June 30, 2005, the Company issued 200,000 options to buy stock at $0.50 per share for consulting services. The options vest in equal monthly installments for 24 months beginning in May, 2005. Consulting expense related to this issuance was $16,000.

         A summary of the status of the Company's stock options and warrants as of December 31, 2006 and 2005, and changes during the years ending of those dates are presented below:

                          GENELINK, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2006 AND 2005

                                        2006                    2005
                               ---------------------   ---------------------
                                            Weighted                Weighted
                                             Average                 Average
                                            Exercise                Exercise
                                 Shares       Price      Shares       Price
                               ----------   --------   ----------   --------
Options/warrants outstanding
   at beginning of year        16,905,821    $ 0.44    20,818,937    $ 0.51
Granted                         1,640,000      0.05     3,010,704      0.23
Exercised                              --        --            --        --
Expired                        (3,552,834)    (0.49)   (3,323,820)    (0.31)
Cancelled                              --        --    (3,600,000)    (0.79)
                               ----------    ------    ----------    ------
Options/warrants outstanding
   at end of year              14,992,987    $ 0.38    16,905,821    $ 0.44
                               ==========    ======    ==========    ======
Options/warrants exercisable
   at end of year              14,954,306              16,703,149
Weighted-average fair value
   of options granted during
   the year                                  $ 0.04                  $ 0.11

         The following table summarizes information about stock options and warrants outstanding at December 31, 2006:

                           Weighted-
                            Average
              Number       Remaining
Exercise   Outstanding    Contractual   Exercisable
  Price    at 12/31/06   Life (Years)     Warrants
--------   -----------   ------------   -----------
  0.05       1,640,000       4.61         1,640,000
  0.20       4,307,704       3.07         4,307,704
  0.25         565,000       2.71           565,000
  0.40       2,953,000       1.54         2,947,659
  0.45         920,000       1.12           920,000
  0.50       1,169,167       1.49         1,135,827
  0.60       2,206,250       1.89         2,206,250
  0.75         387,500       0.77           387,500
  1.00         844,366       0.44           844,366
            ----------                   ----------
            14,922,987                   14,954,306
            ==========                   ==========

         Had compensation cost of GeneLink, Inc.'s incentive stock options issued to officers been determined based on the fair value of options at the dates of award under the fair value method of SFAS 123, the Company's net loss and net loss per common share would have been reduced to the proforma amounts indicated below:

                          GENELINK, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2006 AND 2005

                                            2006         2005
                                         ---------   -----------
Net loss:
   As reported                           $(577,761)  $(1,052,870)
   Additional stock-based compensation          --            --
   Proforma                               (577,761)  $(1,052,870)
Net loss per common share:
   As reported                           $   (0.01)  $     (0.03)
Additional stock-based compensation             --            --
   Proforma                                  (0.01)        (0.03)

         Significant assumptions used to calculate the fair value of all options issued for services are as follows:

Risk free interest rate of return           7%
Expected option life                4-5.5 yrs.
Expected dividends                       $0.00
Expected volatility                        50%

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

                                                           2006          2005
                                                       -----------   ------------
Net loss                                               $  (577,671)  $ (1,052,870)
Weighted average number of common shares
   outstanding for computing basic earning per share    38,861,637     35,806,407
Dilutive effect of warrants and stock options after
   application of the treasury stock method                     --             --

                          GENELINK, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2006 AND 2005

Weighted average number of common shares out-
   standing for computing diluted earnings per share    38,861,637     35,806,407
                                                       ===========   ============
Net loss per share - basic and diluted                 $     (0.01)  $      (0.03)
                                                       ===========   ============

         The following common stock equivalents are excluded from the earnings per share calculation as their effect would have been antidilutive:

                             Years Ended December 31
                             -----------------------
                                2006         2005
                             ----------   ----------
Warrants and stock options   14,922,987   16,905,821
                             ==========   ==========

NOTE 8.  ADVERTISING

         The Company expenses the production costs of advertising when incurred. Advertising expense was $14,369 and $209,370 for the years ended December 31, 2006 and 2005, respectively.

NOTE 9.  RENT

         The Company leases its offices in Jersey City, New Jersey on a month-to-month basis.

NOTE 10. RELATED PARTY TRANSACTIONS AND CONVERTIBLE SECURED PROMISSORY NOTES PAYABLE

         In January 2006, the Company entered into an Exclusivity and Indemnity Agreement with First Equity Capital Securities, Inc. ("First Equity"), pursuant to which the Company granted First Equity the exclusive right to assist the Company in raising between $200,000 and $2,000,000 in debt financing and agreed to indemnify First Equity from any claims made as a result of First Equity providing services to or on behalf of the Company. This exclusive arrangement continued through May 2006. Kenneth R. Levine, a holder of greater than five percent (5%) of the Company's outstanding common stock, is a principal and officer of First Equity.

         In May 2006, December 2006 and January 2007, pursuant to the terms of a Convertible Secured Loan Agreement, dated as of May 12, 2006 (as amended and supplemented, the "Loan Agreement"), the Company issued $877,890 principal amount of Notes.

         The Company issued to First Equity Capital Securities, Inc., as Administrative Agent under the Loan Agreement, an aggregate of 435,000 shares of restricted Common Stock of the Company and warrants to acquire 1,740,000 shares of restricted Common Stock of the Company at an exercise price of $0.05 per share in connection with the issuance of the Notes. The Company also paid First Equity Capital Securities, Inc. a

                          GENELINK, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2006 AND 2005

         placement fee of $60,900, equal to 7% of all loans raised pursuant to the Loan Agreement. Kenneth R. Levine, a holder of more than five percent of the equity securities of the Company, is an officer and principal of First Equity Capital Securities, Inc. Mr. Levine purchased $56,578.08 of Notes and received 282,890 shares of restricted Common Stock of the Company in connection with the issuance of the Notes.

         Robert Hoekstra, a director of the Company, purchased and holds $50,789.04 principal amount of Notes and Bernard L. Kasten, Jr., a director of the Company, purchased and holds $116,578.08 principal amount of Notes.

         Short Term Loans Payable

         As of December 31, 2006, the Company has various shareholders of the Company who provided short term obligations, as follows:

                                                      2006      2005
                                                    -------   -------
Note payable, due July 27, 2005 with
   interest at 6%. All interest and principal
   due at maturity. Repayment terms extended
   past due date by agreement                       $    --   $12,586
Note payable, due January 1, 2005 with
   interest at 6%. All interest and principal
   due at maturity                                       --        --
Note payable, due July 28, 2005 with
   interest at 6%. All interest and principal
   due at maturity. Repayment terms
   extended past due date by agreement                   --     5,275
Note payable, due no specific maturity with
   no stated interest. All interest and principal
   due at maturity                                   10,000    10,000
Note payable, no specific maturity with no stated
   interest. All interest and principal
   due at maturity                                    8,000        --
                                                    -------   -------
                                                     18,000    27,681
Less: Discount for warrants issued                      (--)      (--)
                                                    -------   -------
Total short term loans payable                      $18,000   $27,861
                                                    =======   =======

         Employees and Consultants

         The Company is dependent on the services of Monte E. Taylor, Jr., its Chief Executive Officer. The Company is in the process of negotiating an employment

                          GENELINK, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2006 AND 2005

         agreement with Mr. Taylor. A new agreement has not been signed. His current arrangement provides for annual compensation of $90,000 per year.

         The Company has entered into a consulting agreement with Dr. Ricciardi (shareholder and officer) dated February 24, 1998. The initial term of the agreement was five (5) years. As of December 31, 2006 and 2005, $710,323 and $593,399, respectively was owed to Dr. Ricciardi for services rendered under the consulting agreement.

         Convertible Secured Promissory Notes Payable

         As of December 31, 2006, the Company has various shareholders of the Company who provided convertible secured promissory note obligations, as follows:

                                                          2006     2005
                                                       ---------   ----
Notes payable, due May 12, 2011 with interest at 12%
   All interest and principal due at maturity. All
   Company assets pledged as collateral                $ 827,890    $--
                                                       ---------    ---
                                                         827,890     --
Less:  debt proceeds not received                       (205,000)    --
                                                       ---------    ---
Total convertible secured promissory notes payable     $ 622,890     --
                                                       =========    ===

         In connection with issuance of the convertible secured promissory notes, the Company has recognized debt issuance costs of $180,898 that are being amortized over the term of the notes. As of December 31, 2006, the unamortized debt issuance costs are $165,912 and are included in "Other assets" on the balance sheet.

         As of December 31, 2006, the Company has not received all proceeds from the notes payable. Accordingly, the Company has reduced the balance sheet liability for the convertible secured promissory notes by $205,000 at December 31, 2006.

NOTE 11. SEGMENT INFORMATION

         The Company distinguishes its two main operating segments by entity and the types of products they sell.

                          GENELINK, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2006 AND 2005

         The following table sets forth the net revenues, operating expenses and pre-tax earnings of our segments for the year ended December 31, 2006 and 2005:

                            GENELINK    DERMAGENETICS
                              INC.          INC.
                          -----------   -------------
          2006
NET REVENUES              $    57,333     $ 118,341
OPERATING EXPENSES            765,815       196,445
OTHER INCOME                    2,011           697
PRE-TAX EARNINGS (LOSS)      (706,471)      (77,407)

          2005
NET REVENUES              $   108,053     $ 288,870
OPERATING EXPENSES          1,242,348       435,732
OTHER INCOME                       --            --
PRE-TAX EARNINGS (LOSS)    (1,134,295)     (146,862)

NOTE 12. GOING CONCERN

         The Company's financial statements are prepared using generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company incurred a net operating loss of $577,671 and $1,052,870 for the years ended December 31, 2006 and 2005, respectively. The Company reported a deficit of $11,114,084 and $10,536,413 as of December 31, 2006 and 2005, respectively. The Company has announced marketing plans to enhance sales and, as a result, management believes that they will be able to generate sufficient revenue and cash flow for the Company to continue as a going concern. Should the Company be unable to continue as a going concern, assets and liabilities would require restatement on a liquidation basis that would differ materially from the going concern basis.

NOTE 13. COMMITMENTS AND CONTINGENCIES

         Effective October 14, 2005, the Company terminated the employment of John R. DePhillipo, the Company's former Chief Executive Officer and Chief Financial Officer and a former director of the Company. Mr. DePhillipo commenced two lawsuits allegedly arising out of his termination by the Company.

         In an Action filed in the United States District Court for the Eastern District of Pennsylvania John R. DePhillipo v. Robert P. Ricciardi, Civil Action No. 05-5906,

                          GENELINK, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2006 AND 2005

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

NOTE 14. SUBSEQUENT EVENTS

         In January 2007, the Company received $205,000 on account of the convertible secured promissory notes receivable and sold an additional $50,000 of Notes and issued 275,000 shares in connection therewith. In January 2007, holders of Notes converted $121,131 of Notes into 2,422,625 shares of Common Stock at a conversion price of $0.05 per share.

NOTE 15. QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

     Below is a summary of the quarterly results of operations for each quarter of the years ended December 31, 2006 and 2005:

                          GENELINK, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2006 AND 2005

                          First       Second      Third      Fourth
                        ---------   ---------   ---------   --------
2006
Sales                   $  47,711   $  35,642   $  59,122   $ 33,199
Gross profit               30,962      14,556      33,206     31,529
Net income (loss)        (229,491)   (255,928)   (138,698)    46,456
Net income (loss) per
   common share             (0.01)      (0.01)     (0.008)    (0.001)

2005
Sales                   $  55,581   $ 133,602   $  76,850   $130,890
Gross profit              125,674      76,126      37,400    (71,672)
Net income (loss)        (371,488)   (361,123)   (282,574)   (37,685)
Net income (loss) per
   common share             (0.01)      (0.01)     (0.008)    (0.001)

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

ITEM 8A. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

     The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in its Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to management, including the Chief Executive Officer and Acting Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Management necessarily applies its judgment in assessing the costs and benefits of such controls and procedures, which, by their nature, can provide only reasonable assurance regarding management's control objectives.

     With the participation of management, the Company's Chief Executive Officer and Acting Chief Financial Officer evaluated the effectiveness of the design and operation of its disclosure controls and procedures at the conclusion of the fiscal quarter ended December 31, 2006. Based upon this evaluation, the acting Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective in ensuring that material information required to be disclosed is included in the reports that it files with the Securities and Exchange Commission.

Change In Internal Controls

     There were no significant changes in the Company's internal controls or, to the knowledge of the Company's management, in other factors that could significantly affect internal controls subsequent to the date of the Company's most recent evaluation of its disclosure controls and procedures utilized to compile information included in this filing.

                                    PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS.

          Information with respect to each of the executive officers and current directors of the Company is set forth below

Name                         Age   Position
----                         ---   -----------------------------------------
Monte E. Taylor               56   Chief Executive Officer, Acting
                                   Chief Financial Officer,
                                   Director

Robert P. Ricciardi, Ph.D.    60   Chairman, Secretary,
                                   Chief Science Officer, Director

Dr. Bernard L. Kasten, Jr.    60   Executive Chairman of the Board, Director

Robert Hoekstra               56   Director

John H. Souza                 44   Director

     Mr. Taylor currently is the Chief Executive Officer and Acting Chief Financial Officer and a director of the Company. Mr. Taylor joined the Company as Director of Business Development in 2001. In such role, Mr. Taylor has focused his efforts in rolling at the Company's products and technologies to the skin-care, skin health and nutrition industries worldwide. Prior to joining the Company, Mr. Taylor was a senior management consultant specializing in strategic marketing plans, business development and marketing communications for mid-size and Fortune 500 companies. Mr. Taylor received a masters degree in business administration from the Crummer School of Business at Rollins College.

     Dr. Ricciardi is currently the Chief Science Officer and a director of the Company. Dr. Robert Ricciardi is also Professor of Microbiology at the University of Pennsylvania. Dr. Ricciardi received his Ph.D. from the University of Illinois at Urbana and went on to Brandeis University and Harvard Medical School in the Department of Biological Chemistry where he was a Fellow of the American Cancer Society and a Charles A. King Trust Fellow. He developed one of the first techniques in molecular biology that has been widely used to map genes. While most of his research has centered on mechanisms of cancer, Dr. Ricciardi has developed and patented recombinant delivery systems for use as vaccines and new methods for identifying chemical therapeutics. Dr. Ricciardi has served as a consultant to The National Institutes of Health, Smith Kline and Beckman's Department of Molecular Genetics, and Children's Hospital of Philadelphia's Department of Infectious Disease. He has authored 85 publications and was a NATO Visiting Professor at Ferrara Medical School in Italy. Dr. Ricciardi has been an invitational speaker at numerous scientific meetings and universities.

     Dr. Kasten is the Executive Chairman of the Board. Dr. Kasten has been a scientific advisor to the Company since 1999 and a member of the Company's Advisory Committee since 2001. Dr. Kasten is a graduate of Miami University (Oxford Ohio), BA Chemistry 1967, and the Ohio State University College of Medicine MD 1971. His residency was served at the University of Miami, Florida and fellowships at the National Institutes of Health Clinical Center and National Cancer Institute, Bethesda, Maryland. Dr. Kasten is a Diplomat of the American Board of Pathology with Certification in Anatomic and Clinical Pathology with sub-specialty certification in Medical Microbiology. Dr. Kasten is an author of "Infectious Disease Handbook" 1st through 5th Editions 1994-2003 and the "Laboratory Test Handbook" 1st through 4th Editions 1984-1996 published by Lexi-Comp Inc., Hudson, Ohio. Dr. Kasten has been active with the College of American Pathologists (CAP) serving as Chairman of its Publication Committee from 1985-1993, its Management Resources Committee from 1993-1998 and its Chairman Internet Editorial Board from 1999-2003. Dr. Kasten received the College of American Pathologists Presidents Medal Awarded for Outstanding Service in 1989 and the College of American Pathologists Frank W. Hartman Award, in 1993 for Meritorious Service to the College (Founding CAP Today) the organization's highly successful monthly tabloid magazine. Dr. Kasten's professional staff appointments have included the Cleveland Clinic, Northeastern Ohio Universities College of Medicine, the Bethesda Hospitals and Quest Diagnostics. Dr. Kasten served eight years, 1996-2004, at Quest Diagnostics Incorporated [NYSE-DGX], where he was Chief Laboratory Officer; Vice-President of Business Development for Science and Medicine and Vice-President of Medical Affairs of a Quest Diagnostics wholly-owned subsidiary, MedPlus Inc. Dr. Kasten joined SIGA Technologies, Inc. [NASDAQ-SIGA] as a Board of Directors member in May 2003, and accepted the appointment as SIGA's Chief Executive Officer in July of 2004, serving through April 2006. Dr. Kasten is Chairman of the Board of Cleveland Bio Labs Inc. [NASDAQ-CBLI], and also serves on the Board of Directors of SeraCare Life Sciences, CytoLogic Inc, Lexi-Comp Inc, Riggs-Heinrich Media Inc, Highway Composites LLC, Monroeville Industrial Molding Inc, PIPO Inc and Cleveland Bio Labs Inc.

     Mr. Hoekstra is a management consultant, organizational therapist and co-founder of Team Architects, an international management and relationship skills training company. Mr. Hoekstra is a co-creator and a certified instructor for "Redirecting Corporate America," a management training course offered world wide since 1991. Formerly, he was the V.P. of Sales for U.S. Medical and President of the Hoekstra Agency. Mr. Hoekstra graduated from Loyola University, New Orleans with a B.S. In Psychology (Cum Laude).

     Mr. Souza has been a business consultant with the Company since October 2004, working primarily with the Company's Dermagenetics, Inc. subsidiary as Director of Business Development. In the past 20 years, Mr. Souza has owned and operated manufacturing and distribution companies in the packaging and cosmetics fields, doing business with Fortune 100 and 500 companies as well as retail spa outlets. Mr. Souza has held executive management positions in both the public and private sectors where he was responsible for operations, business development and mergers and acquisitions, and also has an extensive background in sales and marketing. Mr. Souza received a Bachelor of Science from Rochester Institute of Technology. Mr. Souza is also a Nationally Certified PT/NC.

Audit Committee

     The entire Board of Directors acted as the Audit Committee for the fiscal year ended December 31, 2006. The Audit Committee does not have an audit committee financial expert. The Company has not been able to attract qualified members to serve on its Board of Directors who would qualify as financial experts. For the fiscal year ending December 31, 2007, the Audit Committee will consist of Dr. Kasten and Mr. Hoekstra, each of whom is independent.

     Consistent with SEC policies regarding auditor independence, the Audit Committee has responsibility for appointing, setting compensation and overseeing the work of the independent auditor. In recognition of this responsibility, the Audit Committee has established a policy to pre-approve all audit and permissible non-audit services provided by the independent registered public accounting firm. Prior to engagement of the independent auditor for the next year's audit, management will submit a detailed description of the audit and permissible non-audit services expected to be rendered during that year for each of four categories of services described above to the Audit Committee for approval. In addition, management will also provide to the Audit Committee for its approval a fee proposal for the services proposed to be rendered by the independent auditor. Prior to the engagement of the independent auditor, the Audit Committee will approve both the description of audit and permissible non-audit services proposed to be rendered by the independent auditor and the budget for all such services. The fees are budgeted and the Audit Committee requires the independent registered public accounting firm and management to report actual fees versus the budget periodically throughout the year by category of service.

     During the year, circumstances may arise when it may become necessary to engage the independent registered public accounting firm for additional services not contemplated in the original pre-approval. In those instances, the Audit Committee requires separate pre-approval before engaging the independent registered public accounting firm. To ensure prompt handling of unexpected matters, the Audit Committee may delegate pre-approval authority to one or more of its members. The member to whom such authority is delegated must report, for informational purposes only, any pre-approval decisions to the Audit Committee at its next scheduled meeting. The four categories of services provided by the independent registered public accounting firm are as defined in the footnotes to the fee table set forth above.

Nominating Committee

     The Board of Directors has not created a standing Nominating Committee. The directors are or have been actively involved in the Company's business and all are able to contribute valuable insights into the identification of suitable candidates for nomination to the Board. As a result, the Company believes that it is in its best interest that the entire Board oversee the composition of the Board of Directors and therefore, the Company has not created a standing nominating committee of the Board. Recommendations to the Board of Directors are approved by a majority of directors. The full Board of Directors is responsible for identifying and evaluating individuals qualified to become Board members and to recommend such individuals for nomination. All candidates must possess an unquestionable commitment to high ethical standards and have a demonstrated reputation for integrity. Other facts considered include an individual's business experience, education, civic and community activities, knowledge and experience with respect to the issues impacting the biogenetic industry and public companies, as well as the ability of the individual to devote the necessary time to service as a director.

     The Board of Directors does not have a formal policy with regard to the consideration of any director candidates recommended by security holders. The Board of Directors will consider candidates recommended by shareholders. All nominees will be evaluated in the same manner, regardless of whether they were recommended by the Board of Directors, or recommended by a shareholder. This will ensure that appropriate director selection continues.

Section 16(a) Beneficial Ownership Reporting Compliance.

     Based solely on the Company's review of certain reports filed with the Securities and Exchange Commission pursuant to Section 16(a) of the Securities Exchange Act of 1934, as amended (the "1934 Act"), and written representations of the Company's officers and directors, the Company believes that all reports required to be filed pursuant to the 1934 Act with respect to transactions in the Company's Common Stock through December 31, 2006 were filed on a timely basis.

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

Compensation of Directors and Meeting of Directors

     Directors of the Company are not paid any fees for service as directors of the Company. The Board of Directors met six (6) times in 2006. Each director attended at least 75% of the meetings.

Communications with the Board of Directors

     You may contact the Board of Directors as a group by writing to them c/o GeneLink, Inc., 113 Pavonia Avenue, #313, Jersey City, NJ 07310. Any communications received will be forwarded to all Board members.

Material Proceedings with Directors, Officers and Holders of More Than Five Percent of the Common Stock of the Company; Resignation of Directors

     Effective October 14, 2005, the Company terminated the employment of John
R. DePhillipo, the Company's former Chief Executive Officer and Chief Financial Officer and a former member of the Board of Directors of the Company. Mr. DePhillipo commenced a lawsuit against the Company allegedly arising out of his termination by the Company for "cause," as defined in his Employment Agreement with the Company.

     In an Action filed by Mr. DePhillipo against the Company in November 2005 in the Superior Court of New Jersey, Law Division, Atlantic County, John R. DePhillipo v. GeneLink, Inc., Docket No. ATL-L-7479-05, Mr. DePhillipo has alleged that his termination by the Company "for cause" was improper and therefore he is entitled to in excess of $1,500,000 in severance pay under the terms of an employment agreement that Mr. DePhillipo alleges was entered into effective January 1, 2005 (the "Employment Agreement"), and an additional $84,000 in accrued and unpaid compensation. The Company has filed an Answer denying the material allegations of the Complaint and asserting a number of affirmative defenses. The Company believes Mr. DePhillipo's claims are without merit and intends to vigorously defend against those claims. The Company has also filed counterclaims against Mr. DePhillipo for breach of fiduciary duty, conversion, negligent misrepresentation and unjust enrichment while Mr. DePhillipo served as the Company's Chief Executive Officer, President and Chief Financial Officer. The counterclaims seek recovery in excess of that sought by Mr. DePhillipo in the Complaint.

     On January 18, 2007, Mr. DePhillipo resigned as a director of the Company. Mr. DePhillipo in a letter to the Board of Directors of the Company alleged that the Company has not properly accounted for or disclosed its source for funding the costs of the litigation described above and alleged that a third party must be funding the litigation; alleged that the terms of the recent financing undertaken by the Company are unfair to the Company's shareholders and amounted to the sale of the Company without shareholder approval; and alleged that the use of the proceeds of the financings are not adequately described, including any use of the proceeds to fund the costs of the litigation.

     The Board of Directors categorically denies each of Mr. DePhillipo's unsubstantiated allegations and states that they are completely unfounded. The Board of Directors expressly confirms that the Company has not entered into an agreement with any third party to fund the litigation or taken any steps which would amount to a sale of the Company without shareholder approval. The Board of Directors further notes that Mr. DePhillipo's resignation was pre-textual and tendered only after notice to Mr. DePhillipo that he was not part of the proposed slate of nominees to a newly constituted Board of Directors and after a meeting of the Board of Directors during which Mr. DePhillipo was not appointed and elected as a nominee to remain on the Board of Directors following the Annual Meeting.

                         REPORT FROM THE AUDIT COMMITTEE

     The entire Board of Directors acts as the Audit Committee for the year ended December 31, 2006. The Audit Committee does not have an audit committee financial expert. The Company has not been able to attract qualified members to serve on its Board of Directors who would be independent and who would qualify as financial experts. The Audit Committee is responsible for considering management's recommendation of independent certified public accountants for each fiscal year, recommending the appointment or discharge of independent accountants to the board of directors and confirming the independence of the accountants. It is also responsible for reviewing and approving the scope of the planned audit, the results of the audit and the accountants' compensation for performing such audit, reviewing the Company's audited financial statements, and reviewing and approving the Company's internal accounting controls and discussing such controls with the independent accountants.

     In connection with the audit of the Company's financial statements for the year ended December 31, 2006, the Audit Committee met with representatives from Buckno, Lisicky & Company, the Company's independent auditors. The Audit Committee reviewed and discussed with the Company's financial management and financial structure, as well as the matters relating to the audit required to be discussed by Statements on Auditing Standards 61 and 90.

     In addition, the Audit Committee reviewed and discussed with the Company's management the Company's audited financial statements relating to year ended December 31, 2006.

     Based upon the review and discussions described above, the Audit Committee recommended to the Board of Directors that the Company's financial statements audited by Buckno, Lisicky & Company be included in the Company's Annual Report on Form 10-KSB for year ended December 31, 2006.

                                        Robert Hoekstra
                                        Dr. Bernard L. Kasten, Jr.
                                        Robert P. Ricciardi, Ph.D.
                                        John H. Souza
                                        Monte E. Taylor, Jr.

ITEM 10. EXECUTIVE COMPENSATION

                           SUMMARY COMPENSATION TABLE

                                        Salary        All Other
Name and Principal Position   Year       ($)       Compensation($)   Total($)
---------------------------   ----   -----------   ---------------   --------
Monte E. Taylor, Jr. Chief
   Executive Officer(1)       2006   $ 90,000         $22,486(2)     $112,486
                              2005   $ 90,000         $20,795(2)     $110,796
Robert P. Ricciardi, Ph.D.,
   Chief Science Officer      2006   $116,924(3)           --        $116,924
                              2005   $106,294(3)           --        $106,294

(1)  Mr. Taylor was appointed Chief Executive Officer effective October 14,
     2005.

(2)  Represents the cost of health insurance premiums provided from the Company.

(3) This amount has accrued but has not been paid. As of December 31, 2006, the Company owed Dr. Ricciardi an aggregate of $656,155 for compensation earned but not received.

                  OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END

     The named executive officers did not receive any option or other equity awards in 2006 and do not hold any options or other equity awards as of December 31, 2006.

                              DIRECTOR COMPENSATION

     Directors are not compensated for their service as directors of the Company.

Employment Agreements with Executive Officers

The company entered into a consulting agreement with Dr. Ricciardi on February 24, 1998, which provides for annual compensation of $116,924 in 2006, a ten percent (10%) increase in compensation each year, continues for year to year, and requires Dr. Ricciardi to perform eight (8) hours of consulting services per week. The company has never had sufficient funds to pay Dr. Ricciardi his compensation and as of December 31, 2006, the company owed Dr. Ricciardi $656,155 in accrued compensation. Dr. Ricciardi's consulting agreement provides for a change in control payment equal to two times the compensation in effect.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

                             PRINCIPAL SHAREHOLDERS

         Security Ownership of Management and Certain Beneficial Owners

     The following table sets forth certain information as of February 28, 2007 regarding the ownership of Common Stock (i) by each person known by the Company to be the beneficial owner of more than five percent of the outstanding Common Stock, (ii) by each current officer and director of the Company, (iii) by each nominee for director, and (iv) by all current officers and directors of the Company as a group.

The beneficial owners and amount of securities beneficially owned have been determined in accordance with Rule 13d-3 under the Exchange Act and, in accordance therewith, includes all shares of the Company's Common Stock that may be acquired by such beneficial owners within 60 days of February 28, 2007 upon the exercise or conversion of any options, warrants or other convertible securities. This table has been prepared based on 44,104,055 shares of Common Stock outstanding on February 28, 2007. Unless otherwise indicated, each person or entity named below has sole voting and investment power with respect to all Common Stock beneficially owned by that person or entity, subject to the matters set forth in the footnotes to the table below. Unless otherwise stated, the beneficial owners exercise sole voting and/or investment power over their shares.

                                     Number of Shares      Approximate Percentage
Name                                Beneficially Owned      Of Stock Outstanding
-------------------------------   ----------------------   ----------------------
John R. and Maria D. DePhillipo    4,716,585(1)                     10.7%
100 S. Thurlow Avenue
Margate, New Jersey 08402

                                   3,512,859(2)                      7.5%
Dr. Bernard L. Kasten, Jr
113 Pavonia Avenue, #313
Jersey City, New Jersey 07310

Kenneth R. Levine                  2,935,632(3)                      6.7%
1776 Broadway
Suite 2000
New York, New York 10019

Robert Hoekstra                    2,784,696(4)                      6.1%
113 Pavonia Avenue, #313
Jersey City, New Jersey 07310

Robert P. Ricciardi, Ph.D          2,710,000                         6.1%
113 Pavonia Avenue, #313
Jersey City, New Jersey 07310

John H. Souza                      1,490,331(5)                      3.3%
113 Pavonia Avenue, #313
Jersey City, New Jersey 07310

Monte E. Taylor, Jr                   27,750(6)                        *
113 Pavonia Avenue, #313
Jersey City, New Jersey 07310

Directors and Officers as a       10,525,636(2)(4)(5)(6)            21.4%
Group

(1) Includes 3,235,885 shares of Common Stock held by John R. DePhillipo and 1,010,700 shares of Common Stock held by Maria D. DePhillipo, his wife. Mr. DePhillipo disclaims beneficial ownership of the shares held by Maria D. DePhillipo. Includes 470,000 shares of Common Stock held by various family trusts for which Mrs. DePhillipo is the trustee, and each of Mr. and Mrs. DePhillipo disclaim any beneficial ownership of those shares.

(2) Includes 2,533,299 shares of Common Stock issuable upon the conversion of Notes. As of February 28, 2007 Dr. Kasten held $126,664.92 of principal and accrued interest of Notes, which convert into Common Stock at $0.05 per share.

(3) Includes 435,000 shares of Common Stock held by First Equity Capital Securities, Inc., of which Mr. Levine is a principal.

(4) Includes 1,113,296 shares of Common Stock issuable upon the conversion of Notes. As of February 28, 2007, Mr. Hoekstra held $55,664.79 of principal and accrued interest of Notes, which convert into Common Stock at $0.05 per share. Includes currently exercisable warrants to acquire 270,455 shares of Common Stock. Includes 647,000 shares of Common Stock and warrants to exercise 500,000 shares of Common Stock held by a family trust for which Mr. Hoekstra is a trustee. Mr. Hoekstra disclaims beneficial ownership of those shares and warrants.

(5) Includes currently exercisable warrants to acquire 605,661 shares of Common Stock.

(6) Include 16,000 shares held by Mr. Taylor and various family members in joint tenancy.

(*)  Less than 1%.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     In May 2006, December 2006 and January 2007, pursuant to the terms of a Convertible Secured Loan Agreement, dated as of May 12, 2006 (as amended and supplemented, the "Loan Agreement"), the Company issued $877,890.40 principal amount of Notes.

     The Company issued to First Equity Capital Securities, Inc., as Administrative Agent under the Loan Agreement, an aggregate of 435,000 shares of restricted Common Stock of the Company and warrants to acquire 1,740,000 shares of restricted Common Stock of the Company at an exercise price of $0.05 per share in connection with the issuance of the Notes. The Company also paid First Equity Capital Securities, Inc. a placement fee of $60,900, equal to 7% of all loans raised pursuant to the Loan Agreement. Kenneth R. Levine, a holder of more than five percent of the equity securities of the Company, is an officer and principal of First Equity Capital Securities, Inc. Mr. Levine purchased $56,578.08 of Notes and received 282,890 shares of restricted Common Stock of the Company in connection with the issuance of the Notes.

     Robert Hoekstra, a director of the Company, purchased and holds $50,789.04 principal amount of Notes and Bernard L. Kasten, Jr., a director of the Company, purchased and holds $116,578.08 principal amount of Notes.

ITEM 13. EXHIBITS, LIST AND REPORTS ON FORM 8-K

(1) Financial Statements. The financial statements required to be filed are presented beginning on page 21.

(2) Exhibits. The following Exhibits have been filed pursuant to Item 601 of Regulation S-B.

Exhibit
 Number   Description
-------   -----------
31.1      Certification of Chief Executive Officer and Chief Financial Officer
          pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

     Buckno, Lisicky & Company was the Company's independent public accountant for 2006 and 2005.

FEES FOR INDEPENDENT AUDITORS FOR FISCAL YEARS 2006 AND 2005

     Set forth below are the fees billed for services rendered by Buckno, Lisicky & Company in 2006 and 2005.

                       2005      2006
                     -------   -------
Audit Fees           $22,000   $22,000
Audit-Related Fees         0         0
                     -------   -------
Tax Fees                   0         0
All Other Fees             0         0
                     -------   -------
   Total Fees        $22,000   $22,000
                     =======   =======

     Audit fees consist of fees billed for professional services rendered by the Company's independent accountant for the audit of the Company's annual financial statements, review of financial statements included in quarterly reports on Form 10-QSB and services that are normally provided by the independent accountant in connection with statutory and regulatory filings or engagements.

     Audit Committee Pre-Approval Procedures. The function(s) of the audit committee are currently performed by the full Board of Directors. The Board of Directors approves the engagement of the independent auditors, and meets with the independent auditors to approve the annual scope of accounting services to be performed and the related fee estimates. It also meets with the independent auditors, on a quarterly basis, following completion of their quarterly reviews and annual audit and prior to our earnings announcements, if any, to review the results of their work. During the course of the year, the chairman has the authority to pre-approve requests for services that were not approved in the annual pre-approval process. The chairman reports any interim pre-approvals at the following quarterly meeting. At each of the meetings, management and the independent auditors update the Board of Directors with material changes to any service engagement and related fee estimates as compared to amounts previously approved. During 2006, all audit and non-audit services performed by our independent accountants were pre-approved by the Board of Directors in accordance with the foregoing procedures.

                                   SIGNATURES

     In accordance with Section 12 of the Securities Exchange Act of 1934, the registrant caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        GENELINK, INC.
                                        Registrant


Date: April 9, 2007                     By: /s/ Monte E. Taylor, Jr.
                                            ------------------------------------
                                            Monte E. Taylor, Jr.,
                                            Chief Executive Officer

     In accordance with the Exchange Act this report has been signed below by the following persons on behalf of the registrant and in the capacities and the dates indicated.

        SIGNATURES                       CAPACITY                    DATE
--------------------------   -------------------------------   -----------------


/s/ Monte E. Taylor, Jr.     Principal Executive Officer,      April 9, 2007
--------------------------   Principal Financial Officer
Monte E. Taylor              and Director
Chief Executive Officer


/s/ Robert P. Ricciardi      Director                          April 9, 2007
--------------------------
Robert P. Ricciardi, Ph.D.
Director


/s/ Bernard L. Kasten, Jr.   Executive Chairman and Director
--------------------------
Dr. Bernard L. Kasten, Jr.


/s/ Robert Hoekstra          Director                          April 9, 2007
--------------------------
Robert Hoekstra


/s/ John H. Souza            Director                          April 9, 2007
--------------------------
John H. Souza