Form 10QSB
period 2007-03-31
GENELINK INC
filed 2007-05-15
CIK 941020

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-QSB
QUARTERLY REPORT FOR THE QUARTERLY PERIOD
ENDED MARCH 31, 2007
COMMISSION FILE NO. 0-28077
GENELINK, INC.
(Name of Small Business Issuer in its charter)

PENNSYLVANIA	23-2795613

(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization	Identification No.)

Newport Financial Center
113 Pavonia Avenue, #313
Jersey City, NJ	07310

(Address of principal executive offices)
ISSUER’S TELEPHONE NUMBER: (800) 558-4363
     Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicated by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Number of Shares of Common Stock Outstanding on May 1, 2007	44,104,945
     Transitional Small Business Disclosure Format Yes ☐ No ☑

GENELINK, INC. AND SUBSIDIARY

Page No.
PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements.

Consolidated Balance Sheets at March 31, 2007 (unaudited) and December 31, 2006	3

Consolidated Statements of Operations for the three months ended March 31, 2007 and 2006 (unaudited)	4

Consolidated Statements of Cash Flows for the three months ended March 31, 2007 and 2006 (unaudited)	5-6

Notes to Interim Consolidated Financial Statements	7-8
Certificate of the Acting CEO and Acting CFO
Certification pursuant to 18 U.S.C. Section 1350

GENELINK, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	March 31,	December 31,
	2007	2006

ASSETS
Cash and cash equivalents	$82,010	$149,695
Accounts receivable	31,351	32,185
Inventory	4,959	5,772
Prepaid expenses	11,273	14,421

Total current assets	129,593	202,073

Property and equipment	122,313	131,645
Other assets	373,263	380,675

Total assets	$625,169	$714,393

LIABILITIES
Accounts payable and accrued expenses	$359,447	$365,590
Loans payable to officers	18,000	18,000

Total current liabilities	377,447	383,590

Convertible secured promissory notes payable	766,312	622,890
Accrued compensation	753,023	725,804

Total liabilities	1,896,782	1,732,284

SHAREHOLDERS’ EQUITY (DEFICIENCY)
Common stock, $.01 par value, 125,000,000 and 75,000,000 shares authorized as of March 31, 2007 and December 31, 2006, respectively, 44,436,613 and 41,738,988 shares issued, 44,030,444 and 41,332,819 outstanding as of March 31, 2007 and December 31, 2006, respectively	444,367	417,390
Additional paid in capital	7,057,943	6,982,849
Stock warrants	3,015,009	3,011,009
Accumulated deficit	(11,473,877)	(11,114,084)
Treasury stock, 406,169 shares as of March 31, 2007 and December 31, 2006, at cost	(315,055)	(315,055)

Total shareholders’ equity (deficiency)	(1,271,613)	(1,017,891)

Total liabilities and shareholders’ equity (deficiency)	$625,169	$714,393

The accompanying notes are an integral part of the consolidated financial statements

GENELINK, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

Three months ended March 31,	2007	2006

REVENUE	$31,385	$47,711

COSTS OF GOODS SOLD	25,123	16,749

GROSS PROFIT	6,262	30,962

EXPENSES
Selling, general and administrative	151,883	106,432
Consulting	31,648	49,320
Professional fees	164,115	86,600
Advertising and promotion	4,234	5,249
Amortization and depreciation	14,174	12,852

	366,054	260,453

NET LOSS BEFORE PROVISION FOR INCOME TAXES	(359,792)	(229,491)

PROVISION FOR INCOME TAXES	0	0

NET LOSS	$(359,792)	$(229,491)

NET LOSS PER SHARE, BASIC & DILUTED	$(0.01)	$(0.01)

Weighted average common shares and diluted potential common shares	42,256,942	36,777,316

The accompanying notes are an integral part of the consolidated financial statements.

GENELINK, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

Three months ended March 31,	2007	2006

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(359,792)	$(229,491)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	14,174	12,852
Amortization of discounts on loans payable	31,324	5,480
Changes in operating assets and liabilities
Accounts receivable	834	(17,927)
Inventory	813	1,184
Prepaid expenses	3,148	7,580
Accounts payable and accrued expenses	3,410	20,770
Accrued payroll taxes	0	(112)
Accrued compensation	27,219	29,231

Net cash used in operating activities	(278,870)	(170,433)

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	0	(11,237)
Patent acquisition costs	(17,215)	(11,025)

Net cash used in investing activities	(17,215)	(22,262)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from loans and note payable	228,400	183,440
Repayment of loan payable	0	(17,861)
Proceeds relating to issuance of common stock, net	0	24,560

Net cash provided by financing activities	228,400	190,139

The accompanying notes are an integral part of the consolidated financial statements.

GENELINK, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

Three months ended March 31,	2007	2006

NET DECREASE IN CASH AND CASH EQUIVALENTS	$(67,685)	$(2,556)

Cash and cash equivalents, beginning of period	149,695	15,275

Cash and cash equivalents, end of period	$82,010	$12,719

SUPPLEMENTARY CASH FLOW INFORMATION
Cash paid for interest	$0	$265

Non-cash financing transactions:
Common stock issued for fund raising	$1,500	$0
Stock warrants granted for fundraising	$4,000	$0
Conversion of notes payable and accrued interest to common stock	$121,131	$0
The accompanying notes are an integral part of the consolidated financial statements.

GENELINK, INC. AND SUBSIDIARY
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
1 — DESCRIPTION OF ORGANIZATION
Organization
GeneLink, Inc. (the Company) and Subsidiary (Dermagenetics, Inc.) operate in New Jersey. The Company was organized under the laws of the Commonwealth of Pennsylvania and Dermagenetics, Inc. was organized under the laws of the State of Delaware. The Company is the successor to a Delaware corporation organized under the same name on September 21, 1994. The Company’s offices are located in Jersey City, New Jersey.
The Company was founded in response to the information being generated in the field of human molecular genetics. Scientists are discovering an increasing number of connections between genes and specific diseases or physical attributes and tendencies. These findings are a direct result of the National Institute of Health Genome Project.
The Company has developed and received a patent on a DNA Collection Kit ® for the collection of DNA specimens of clients. The kit is classified as a non-medical device.
The Company has also developed proprietary SNP-based genetic profiles (named GeneLink Nutragenetic Profile ™ and Dermagenetics ® profiles. These profiles provide a means of predicting an individual’s inherent genetic capacity to combat such conditions as oxidative stress and other important selected areas of physiologic health. The profiles, for example, can measure a person’s potential to efficiently control oxygen free radical damage, eliminate hydrogen peroxide, protect and repair oxidized phospholipids and destroy harmful environmental compounds. The Company’s profile assessment enables nutritional and skin care companies and health care professionals to recommend a specific and targeted regime of antioxidant vitamins, nutrients or skin care formulations that have been specifically designed to compensate for predicted deficiencies and to help provide individuals the best of health and appearance.

GENELINK, INC. AND SUBSIDIARY
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
2 — BASIS OF PRESENTATION
The accompanying unaudited consolidated financial statements have been prepared by the Company in accordance with the instructions to Form 10-QSB and Article 10 of Regulation S-X relating to interim financial statements. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the consolidated financial statements and notes thereto included in the Annual Report on Form 10-KSB of GeneLink, Inc. and Subsidiary for the year ended December 31, 2006.
In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary to present fairly the information set forth in the accompanying consolidated financial statements have been included. The results reported in these consolidated financial statements for the three-month period ended March 31, 2007 should not be regarded as necessarily indicative of results that may be expected for the year ending December 31, 2007.
3 — RELATED PARTY TRANSACTIONS AND CONVERTIBLE SECURED PROMISSORY NOTES
On January 12, 2007, pursuant to the terms of a Convertible Secured Loan Agreement dated May 12, 2006 (the “Loan Agreement”), the Company issued an additional $50,000 convertible secured loan promissory note with interest accruing at 12% per annum, maturing May 12, 2011. The Company issued 250,000 shares of common stock as a condition of the Loan Agreement.
The Company issued to First Equity Capital Securities, Inc., as Administrative Agent under the Loan Agreement, 25,000 shares of restricted common stock and a warrant to acquire 100,000 restricted shares of common stock at an exercise price of $.05 per share in connection with the note. The Company also paid First Equity Capital Securities, Inc. a placement fee of 7%, or $26,600, of all loans raised in December 2006 and January 2007 in connection with the issuance of the notes.
On January 26, 2007, two noteholders converted $121,131.19 of principal and interest of convertible secured promissory notes into 2,422,625 shares of restricted common stock.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     Statements in this Report that relate to future results and events are based on the Company’s current expectations. Actual results in future periods may differ materially from those currently expected or desired because of a number of risks and uncertainties. For a discussion of factors affecting the Company’s business and prospects, see “Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Factors Affecting the Company’s Business and Prospects.”
     Operating results for the three-month period ended March 31, 2007 are not necessarily indicative of the results that may be expected for the full fiscal year.
LIQUIDITY AND CAPITAL RESOURCES
     For the three-month period ended March 31, 2007, the Company’s primary liquidity requirements have been the implementation and funding of its sales and marketing efforts in the nutragenetics and dermagenetics fields, the payment of compensation to officers and consultants and the payment of accounts payable. In the first three months of 2007, the Company raised $228,400, through the issuance of convertible secured promissory notes.
     Cash and cash equivalents at March 31, 2007 amounted to $82,010 as compared to $149,695 at December 31, 2006, a decrease of $67,685. During the first three months of 2007, the Company’s operating activities utilized $278,870, as compared to $170,433 for the first three months of 2005, an increase of $108,437. Cash utilized during these periods partially funded the Company’s net losses for such periods.
     Investing activities utilized $17,215 for the three months ended March 31, 2007 as compared to utilizing $22,262 for the three months ended March 31, 2006, a decrease of $5,047. Financing activities provided $228,400 for the three month period ended March 31, 2007 as compared to $190,139 for the three months ended March 31, 2006 an increase of $38,261. Financing activities in the three months ended March 31, 2007 resulted from the issuance of convertible secured promissory notes.
     The Company will require approximately $1,000,000 to implement its sales and marketing strategy for the balance of 2007 and to fund its working capital requirements for the balance of 2007. The Company estimates that it has sufficient working capital to fund operations through the end of May 2007. The Company is in discussions with a placement agent to engage it to assist the Company in attempting to raise approximately $1,000,000 to $1,500,000 to fund operations during the next year. In the interim, the Company is attempting to raise approximately $100,000 to fund operations through July 2007. The Company is in discussions with potential investors and lenders, but there is no assurance that the Company will be able to raise sufficient funds on a timely basis. If the Company is not able to secure such additional required funding, it will continue to realize negative cash flow and losses and may not be able to continue operations.

COMPARISON OF THREE MONTHS ENDED MARCH 31, 2007 TO THREE MONTHS ENDED MARCH 31, 2006
Financial Condition
     Assets of the Company decreased from $714,393 at December 31, 2006 to $625,169 at March 31, 2007, a decrease of $89,224. This decrease was primarily due to a decrease in cash from $149,695 at December 31, 2006 to $82,010 at March 31, 2007, a decrease of $67,685, which cash was partially used to fund operating losses.
     Liabilities of the Company increased from $1,732,284 at December 31, 2006 to $1,896,782 at March 31, 2007, an increase of $164,498. This increase in liabilities primarily resulted from an increase in convertible secured promissory notes payable from $622,890 at December 31, 2006 to $766,312 at March 31, 2008, an increase of $143,422. The Company issued $228,400 of additional convertible secured promissory notes in the three month period ended March 31, 2007, and $121,131 of convertible secured promissory notes were converted into common stock in the three month period ended March 31, 2007.
Current Year Performance and Earnings Outlook
     Revenues. Total revenues for the three months ended March 31, 2007 were $31,385 as compared to $47,711 for the three months ended March 31, 2006, a decrease of $16,326, primarily resulting from the Company’s inability to adequately fund its business plan and marketing and promotion efforts during the past year. Gross profit decreased from $30,962 for the three months ended March 31, 2006 to $6,262 for the three months ended March 31, 2007, as the Company was required to pay minimum fees to laboratories performing tests on its behalf in excess of what the Company would otherwise have been charged on a per test basis had the Company been able to meet certain minimum volume requirements.
      Expenses. Total expenses for the three months ended March 31, 2007 were $391,177 as compared to $277,202 for the three months ended March 31, 2006, an increase of $113,975. The increase in expenses primarily resulted from an increase in selling, general and administrative expenses from $106,432 for the three months ended March 31, 2006 to $151,883 for the three months ended March 31, 2007, an increase of $45,451. This increase resulted from increased interest expenses for the three months ended March 31, 2007 of $55,115 as compared to $10,939 for the three months ended March 31, 2006, an increase of $44,175, and costs associated with the 2007 Annual Meeting of Shareholders of approximately $10,000 during the three months ended March 31, 2007 as compared to no annual meeting expenses incurred during the three months ended March 31, 2006. Additionally, there was an increase in professional fees from $86,600 for the three months ended March 31, 2006 to $164,115 for the three months ended March 31, 2007, an increase of $77,515. The increase in professional fees primarily relates to the Company’s legal fees in defending the litigation brought against the Company by its former Chief Executive Officer and President.
     Losses. The Company incurred a loss of $359,792 for the three months ended March 31, 2007 as compared to a loss of $229,491 for the three months ended March 31, 2006, an increase of $130,301.

FACTORS AFFECTING THE COMPANY’S BUSINESS AND PROSPECTS
     There are a number of factors that affect the Company’s business and the result of its operations. These factors include the result of litigation currently outstanding against the Company; general economic and business conditions; the level of acceptance of the Company’s products and services; the rate and commercial applicability of advancements and discoveries in the genetics field; and the Company’s ability to enter into strategic alliances with companies in the genetics, pharmaceutical and nutrition industries; the ability of the Company to raise the financing necessary to fund its business and marketing plan, fund its research and development to pay salaries to its officers and employees and to pay its accounts payable.
PART II. OTHER INFORMATION
Item 4 Submission of Matters to a Vote of Security Holders
On February 28, 2007, at the 2007 Annual Meeting of Shareholders of the Company, the Shareholders voted upon the election of five directors to hold office until the Annual Meeting of Shareholders of the Company in 2008 and until their respective successors are duly elected and qualified; the amendment to the Company’s Articles of Incorporation to increase the capitalization from 75,000,000 shares of Common Stock, $0.01 par value to 125,000,000 shares of Common Stock, $0.01 per value; and the adoption of the Company’s 2007 Stock Option Plan.
Votes were cast for the election of directors as follows, each of whom will serve as a director after the 2007 Annual Meeting.

Nominee	Votes For	Votes Withheld
Robert Hoekstra	32,788,148	5,096,831
Dr. Bernard L. Kasten, Jr.	32,793,148	5,091,831
Robert P. Ricciardi, Ph.D.	32,792,648	5,092,331
John H. Souza	32,787,648	5,097,331
Monte E. Taylor, Jr.	32,792,048	5,092,931
Votes were cast for the approval of the amendment to the Company’s Articles of Incorporation as follows:

Votes For	Votes Against	Abstain
32,724,248	5,160,631	0
Votes were cast for the approval of the adoption of the Company’s 2007 Stock Option Plan as follows:

Votes For	Votes Against	Abstain
24,159,008	5,146,331	200

Item 6. Exhibits and Reports on Form 8-K.
(a)	Exhibit No.
31.1	Certificate of the Acting Chief Executive Officer and Acting Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
(b)	Reports on Form 8-K

The Company filed a Current Report on Form 8-K on January 5, 2007 with respect to its issuance of $330,000 principal amount of convertible secured loan promissory notes.

The Company filed a Current Report on Form 8-K on January 16, 2007 with respect to its issuance of $50,000 principal amount of convertible secured loan promissory notes.

The Company filed a Current Report on Form 8-K on January 23, 2007 with respect to the resignation by John R. DePhillipo as a director of the Company.

The Company filed a Current Report on Form 8-K on January 29, 2007 with respect to the conversion of $121,131.19 of principal and interest of convertible secured loan promissory notes into 2,422,625 shares of common stock of the Company.
* * * * * *
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
GENELINK, INC.
(Registrant)

Date: May 15, 2007	By:	/s/ Monte E. Taylor, Jr.
Monte E. Taylor, Jr., Chief Executive
Officer and Chief Financial Officer