Form 10QSB
period 2007-06-30
GENELINK INC
filed 2007-08-14
CIK 941020

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-QSB
QUARTERLY REPORT FOR THE QUARTERLY PERIOD
ENDED JUNE 30, 2007
COMMISSION FILE NO. 0-28077
GENELINK, INC.
(Name of Small Business Issuer in its charter)

PENNSYLVANIA	23-2795613

(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

Newport Financial Center
123 Town Square Place
Jersey City, New Jersey	07310

(Address of principal executive offices)	(Zip Code)
ISSUER’S TELEPHONE NUMBER: (800) 558-4363
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

Number of Shares of Common Stock
Outstanding on August 1, 2007	45,094,183
     Transitional Small Business Disclosure Format Yes ☐ No ☑

PART I.	FINANCIAL INFORMATION
		Page
ITEM 1	Financial Statements.

	Consolidated Balance Sheets at June 30, 2007 (unaudited) and December 31, 2006	3

	Consolidated Statements of Income for the three months and six months ended June 30, 2007 and 2006 (unaudited)	4

	Consolidated Statements of Cash Flows for the six months ended June 30, 2007 and 2006 (unaudited)	5-6

	Notes to Interim Consolidated Financial Statements	7-9

GENELINK, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	June 30, 2007	December 31, 2006

ASSETS
Cash and cash equivalents	$42,657	$149,695
Accounts receivable	31,191	32,185
Inventory	4,281	5,772
Prepaid expenses	11,273	14,421

Total current assets	89,402	202,073

Property and equipment	119,005	131,645
Other assets	379,046	380,675

Total assets	$587,453	$714,393

LIABILITIES

Accounts payable and accrued expenses	$396,681	$365,590
Deferred Revenue	6,666	15,481
Loans payable to officers	18,000	18,000

Total current liabilities	421,347	399,071

Convertible secured promissory notes payable	853,812	622,890
Accrued compensation	774,631	710,323

Total liabilities	2,049,790	1,732,284

SHAREHOLDERS’ EQUITY (DEFICIENCY)
Common stock, $.01 par value, 125,000,000 and 75,000,000 shares authorized as of June 30, 2007 and December 31, 2006, respectively, 44,917,863 and 41,738,988 shares issued, 44,511,694 and 41,332,814 outstanding as of June 30, 2007 and December 31, 2006, respectively	449,179	417,390
Additional paid in capital	7,082,355	6,982,849
Stock warrants	3,020,259	3,011,009
Accumulated deficit	(11,699,075)	(11,114,084)
Treasury stock, 406,169 shares as of June 30, 2007 and December 31, 2006, at cost	(315,055)	(315,055)

Total shareholders’ equity (deficiency)	(1,462,337)	(1,017,891)

Total liabilities and shareholders’ equity (deficiency)	$587,453	$714,393

The accompanying notes are an integral part of the consolidated financial statements

GENELINK, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For The	For The	For The	For The
	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	June 30, 2007	June 30, 2006	June 30, 2007	June 30, 2006

REVENUE	$27,682	$35,642	$59,067	$83,337
COST OF GOODS SOLD	20,747	21,086	45,870	27,728

GROSS PROFIT	6,935	14,556	13,197	55,609

EXPENSES
Selling, general and administrative	124,090	151,652	275,975	258,664
Consulting	36,000	44,730	67,648	90,810
Professional fees	57,205	54,904	221,320	141,092
Advertising and promotion	662	6,245	4,896	8,494
Amortization and depreciation	14,174	12,963	28,348	25,815

	232,131	270,494	598,187	524,875

NET LOSS BEFORE PROVISION FOR INCOME TAXES	(225,196)	(255,938)	(584,990)	(469,266)

PROVISIONS FOR INCOME TAXES	0	0	0	0

NET LOSS	$(225,196)	$(255,938)	$(584,990	$(469,266)

NET LOSS PER SHARE, BASIC AND DILUTED	$(0.01)	$(0.01)	$(0.01)	$(0.01)

Weighted average common shares and diluted potential common shares	44,703,974	38,640,897	42,998,189	37,265,156

The accompanying notes are an integral part of the consolidated financial statements

GENELINK, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

Six months ended June 30	2007	2006

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(584,990)	$(469,266)
Adjustments to reconcile net loss to net cash used by operating activities
Depreciation and amortization	28,348	25,815
Amortization of discounts on loans payable	40,478	27,432
Common stock issued for services	0	24,326
Changes in operating assets and liabilities
Accounts receivable	994	(4,918)
Inventory	1,491	(4,361)
Prepaid expenses	3,148	13,810
Other assets	0	(5,000)
Accounts payable and accrued expenses	40,644	(47,351)
Deferred Revenue	(8,815)	37,699
Accrued payroll taxes	0	(7,454)
Accrued compensation	64,308	58,462

Net cash used by operating activities	(414,394)	(350,806)

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(6,025)	(12,799)
Patent acquisition costs	(19,494)	(15,599)

Net cash used by investing activities	(25,519)	(28,398)

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from loans and notes payable	332,875	358,541
Repayment of loan and notes payable	0	(17,861)
Proceeds relating to issuance of common stock (net)	0	105,158

Net cash provided by financing activities	332,875	445,838

The accompanying notes are an integral part of the consolidated financial statements

GENELINK, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

Six months ended June 30	2006	2005

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(107,038)	66,634

Cash and cash equivalents, beginning of period	149,695	15,275

Cash and cash equivalents, end of period	$42,657	$81,909

SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid for interest	$0	$941

Non-cash financing transactions:
Common stock issued for services	$0	$24,326
Common stock and stock warrants granted for fundraising	$12,938	$44,100
Conversion of bridge loan and accrued interest to convertible secured loans	$0	$207,891
Conversion of notes payable and accrued interest into common stock	$121,131	$0
The accompanying notes are an integral part of the consolidated financial statements

1 –	DESCRIPTION OF ORGANIZATION

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

The Company has developed and received a patent on a DNA Collection Kit ® for the collection of DNA specimens of clients. The kit is classified as a non-medical device. The Company received a U.S. patent “Kits and Methods for Assessing Skin Health” for its proprietary method for assessing skin health and for the application of a therapeutic skin health regimen related to its assessment. The Company received an international patent (Australia) “Kits and Methods for Assessing Oxidative Stress” for its proprietary method of predicting oxidative (free radical) damage in humans.

The Company has also developed proprietary (patent pending) SNP-based genetic profiles (named GeneLink Nutragenetic Profile™ and Dermagenetics® profiles). These profiles provide a means of predicting an individual’s inherent genetic capacity to combat such conditions as oxidative stress and other important selected areas of physiologic health. The profiles, for example, can measure a person’s potential to efficiently control oxygen free radical damage, eliminate hydrogen peroxide, protect and repair oxidized phospholipids and destroy harmful environmental compounds. The Company’s profile assessment enables nutritional and skin care companies and health care professionals to recommend a specific and targeted regime of antioxidant vitamins, nutrients or skin care formulations that have been specifically designed to compensate for predicted deficiencies and to help provide individuals the best of health and appearance.

2 –	BASIS OF PRESENTATION
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

In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary to present fairly the information set forth in the accompanying financial statements have been included. The results reported in these financial statements for the six-month period ended June 30, 2007 should not be regarded as necessarily indicative of results that may be expected for the year ended December 31, 2007.

3 –	RELATED PARTY TRANSACTIONS AND CONVERTIBLE SECURED PROMISSORY NOTES	On January 12, 2007, pursuant to the terms of a Convertible Secured Loan Agreement dated May 12, 2006 (the “Loan Agreement”), the Company issued an additional $50,000 convertible secured loan promissory note with interest accruing at 12% per annum, maturing May 12, 2011. The Company issued 250,000 shares of common stock as a condition of the Loan Agreement.

On June 6, 2007, pursuant to the terms of a Convertible Secured Loan Agreement dated May 12, 2006 (the “Loan Agreement”), the Company issued an additional $87,000 convertible secured loan promissory note with interest accruing at 12% per annum, maturing May 12, 2011. The Company issued 437,500 shares of common stock as a condition of the Loan Agreement.

The Company issued to First Equity Capital Securities, Inc., as Administrative Agent under the Loan Agreement, 68,750 shares of restricted common stock and a warrant to acquire 275,000 restricted shares of common stock at an exercise price of $.05 per share in connection with the notes. The Company also paid First Equity Capital Securities, Inc. a placement fee of 7%, or $26,600, of all loans raised in December 2006 and January 2007 in connection with the issuance of the notes.

On January 26, 2007, two note holders converted $121,131.19 of principal and interest of convertible secured promissory notes into 2,422,625 shares of restricted common stock.

4 –	SUBSEQUENT EVENT	On July 24, 2007, a note holder converted $25,399 of principal and interest of a convertible secured promissory note into 507,988 shares of restricted common stock.

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
Operating results for the six-month period ended June 30, 2007 are not necessarily indicative of the results that may be expected for the full fiscal year.
BUSINESS OPERATIONS AND HISTORY
The Company was founded in response to the information being generated in the field of human molecular genetics. Scientists are discovering an increasing number of connections between genes and specific diseases or physical attributes and tendencies. These findings are a direct result of the National Institute of Health Genome Project.
The Company has developed and received a patent on a DNA Collection Kit ® for the collection of DNA specimens of clients. The kit is classified as a non-medical device. In May 2007, the Company received a U.S. patent: “Kits and Methods for Assessing Skin Health” for its proprietary method for assessing skin health and for the application of a therapeutic skin health regimen related to its assessment. The Company received an international patent (Australia) “Kits and Methods for Assessing Oxidative Stress” for its proprietary method of predicting oxidative (free radical) damage in humans.
The Company has also developed proprietary SNP-based genetic profiles (named GeneLink’s Nutragenetic Profile ™ and Dermagenetics ® profiles). These profiles provide a means of predicting an individual’s inherent genetic capacity to combat such conditions as oxidative stress and other important selected areas of physiologic health. The profiles, for example, can measure a person’s potential to efficiently control oxygen free radical damage, eliminate hydrogen peroxide, protect and repair oxidized phospholipids and destroy harmful environmental compounds. The Company’s profile assessment enables nutritional and skin care companies and health care professionals to recommend a specific and targeted regime of antioxidant vitamins, nutrients or skin care formulations that have been specifically designed to compensate for predicted deficiencies and to help provide individuals the best of health and appearance.
In July 2006, the United States Government Accountability Office (“GAO”) delivered testimony before the United States Senate Special Committee on Aging. The GAO testified that in an evaluation of genetic tests purchased from the websites of four of the Company’s competitors, the GAO determined that the tests were misleading, that they made predictions that were medically unproven and unambiguous and that did not provide meaningful information to customers. The GAO found that the recommendations were instead based upon information submitted on questionnaires accompanying the genetic tests. The GAO also found that the recommendation of costly personalized dietary supplements in connection with the test results misled consumers and could be harmful. The GAO also recommended oversight of laboratories that perform genetic tests. The GAO included that with future advances in science, nutragenetic tests may be valid in the future.

The Company believes that its tests and products differ from those tested by the GAO in a number of ways. The Company does not currently market genetically guided nutragenetic products directly to consumers and currently does not market any nutragenetic or other nutritional products. The Company does not utilize any lifestyle type of questionnaire in making any health-related recommendations or in making any product or service recommendations. Additionally, with respect to its Dermagenetics® line of products, the Company offers a money-back guarantee. However, the Company and its genetic tests and products may be harmed or damaged by negative publicity or market and consumer reaction to the GAO testimony and report.
LIQUIDITY AND CAPITAL RESOURCES
For the six month period ended June 30, 2007 the Company’s primary liquidity requirements have been the funding of its sales and marketing efforts, the funding of its research and development efforts, the payment of compensation to officers and other employees and the payment of accounts payable.
Cash and cash equivalents at June 30, 2007 amounted to $42,657 as compared to $149,695 at December 31, 2006, a decrease of $107,038, primarily resulting from utilizing cash to fund operating expenses. During the first six months of 2007, the Company’s operating activities utilized $414,394, as compared to $350,806 for the first six months of 2006, an increase of $63,588. Cash utilized during the six month period ended June 30, 2007 partially funded losses for such period.
The Company will require approximately $2,000,000 to fully implement its sales, marketing and promotion strategies, for working capital and to pay accounts payable. The Company intends to raise funds through private placements of securities or loans. Unless the Company can increase its revenues and raise its stock price, the Company may not be able to secure such financing. If the Company is not able to secure such additional required capital, it will continue to realize negative cash flow and losses and may not be able to continue operations.
COMPARISON OF THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2007 TO SIX MONTHS ENDED JUNE 30, 2006
Financial Condition
Assets of the Company decreased from $714,393 at December 31, 2006 to $587,453 at June 30, 2007, a decrease of $126,940. This decrease was primarily due to a decrease in cash from $149,695 at December 31, 2006 to $42,657 at June 30, 2007, a decrease of $107,038, as cash was utilized to fund operations.
Liabilities increased from $1,732,284 at December 31, 2006 to $2,049,790 at June 30, 2007, an increase of $317,506. This increase was primarily due to an increase in convertible secured promissory notes payable from $622,890 at December 31, 2006 to $853,812 at June 30, 2007, an increase of $230,922, and an increase in accrued compensation from $710,323 at December 31, 2006 to $774,631 at June 20, 2007, an increase of $64,308, primarily related to compensation owed to one of the Company’s officers and directors.

Current Year Performance and Earnings Outlook
Revenues. Total revenues for the six months ended June 30, 2007 were $59,067 as compared to $83,337 for the six months ended June 30, 2006, a decrease of $24,270, which decrease was primarily caused by the Company’s inability to secure sufficient resources to fully fund its sales and marketing efforts and to fully fund its business plan. Costs of goods sold increased from $27,728 for the six months ended June 30, 2006 to $45,870 for the six months ended June 30, 2007, an increase of $18,184, resulting in a decrease in gross profit from $55,609 for the six months ended June 30, 2006 to $13,197 for the six months ended June 30, 2007, a decrease of $42,414. Gross profit margin was 66.7% of revenue for the six months ended June 30, 2006 as compared to 22.3% for the six months ended June 30, 2007.
Total revenues for the three months ended June 30, 2006 were $27,682, as compared to $35,642 for the three months ended June 30, 2005, a decrease of $7,960, which decrease was primarily caused by the Company’s inability to secure sufficient resources to fully fund its sales and marketing efforts and to fully fund its business plan. Costs of goods sold decreased from $21,086 for the three months ended June 30, 2006 to $20,747 for the three months ended June 30, 2007, a decrease of $339, resulting in a decrease in gross profit from $14,556 for the three months ended June 30, 2006 to $6,935 for the three months ended June 30, 2007, a decrease of $7,621. Gross profit margin was 40.8% for the three months ended June 30, 2006 as compared to 25.1% for the three months ended June 30, 2007.
Expenses. Total expenses for the six months ended June 30, 2007 were $598,187 as compared to $524,875 for the six months ended June 30, 2006, an increase of $73,312, primarily resulting from an increase in professional fees from $141,092 to the six months ended June 30, 2006 to $221,320 for the six months ended June 30, 2007, an increase of $80,228. This increase in professional fees primarily relates to the Company’s legal fees incurred in connection with the litigation brought against the Company by its former Chief Executive Officer and President and fees incurred in connection with the issuance of convertible secured promissory notes.
Total expenses for the three months ended June 30, 2007 were $232,131 as compared to $270,494 for the three months ended June 30, 2006, a decrease of $38,363, primarily resulting from a decrease in selling, general and administrative costs from $151,652 for the three months ended June 30, 2006 to $124,090 for the three months ended June 30, 2007, a decrease of $27,562.
Losses. The Company incurred a loss $584,990 for the six months ended June 30, 2007 as compared to a loss of $469,266 for the six months ended June 30, 2006, an increase of $115,724, and a loss of $225,196 for the three months ended June 30, 2007, as compared to $255,938 for the three months ended June 30, 2006, a decrease of $30,742.
FACTORS AFFECTING THE COMPANY’S BUSINESS AND PROSPECTS
Statements included in this Report on Form 10-QSB, including within the Management’s Discussion and Analysis of Financial Condition and Results of Operations which are not historical in nature, are intended to be and are hereby identified as “forward looking statements” for purposes of the safe harbor provided by the Private Securities Litigation Reform Act of 1995. Forward looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those indicated in the forward looking statements due to several factors. The Company undertakes no obligation to publicly release any revisions to these forward looking statements or reflect events or circumstances after the date hereof.

There are a number of factors that affect the Company’s business and the result of its operations. These factors include general economic and business conditions; the level of acceptance of the Company’s products and services; the rate and commercial applicability of advancements and discoveries in the genetics field; and the Company’s ability to enter into strategic alliances with companies in the genetics industry; the ability of the Company to raise the financing necessary to implement its business and marketing plan, to pay salaries to its officers and employees and to pay its accounts payable.
ITEM 3. CONTROLS AND PROCEDURES.
Evaluation of Disclosure Controls and Procedures
The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in its Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to management, including the Chief Executive Officer and Acting Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Management necessarily applies its judgment in assessing the costs and benefits of such controls and procedures, which, by their nature, can provide only reasonable assurance regarding management’s control objectives.
With the participation of management, the Company’s Chief Executive Officer and Acting Chief Financial Officer evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures at the conclusion of the fiscal quarter ended June 30, 2007. Based upon this evaluation, the Chief Executive Officer and Acting Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective in ensuring that material information required to be disclosed is included in the reports that it files with the Securities and Exchange Commission.
Change In Internal Controls
There were no significant changes in the Company’s internal control or, to the knowledge of management, in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation of its disclosure controls and procedures utilized to compile information included in this filing.
PART II. OTHER INFORMATION
Item 4. Exhibits and Reports on Form 8-K.
(a) Exhibits
31.1 Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
(b) Reports on Form 8-K.

The Registrant filed a Current Report on Form 8-K on May 14, 2007 with respect to its receiving a United States patent for its proprietary method for assessing skin health in humans.
The Registrant filed a Current Report on Form 8-K on June 5, 2007 with respect to its granting of options and warrants to officers, directors and advisory board members.
The Registrant filed a Current Report on Form 8-K on June 11, 2007 with respect to its receiving additional convertible secured loan financing.
The Registrant filed a Current Report on Form 8-K on June 20, 2007 with respect to its entering into a license and distribution agreement with PhytoRich, LLC.
* * * * * *
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GENELINK, INC. (Registrant)
Date: August 13, 2007	By:	/s/ Monte E. Taylor, Jr.
Monte E. Taylor, Jr.
Chief Executive Officer and Acting Chief Financial Officer