Form 10KSB/A
period 2006-12-31
GENELINK INC
filed 2007-10-16
CIK 941020

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-KSB/A
ANNUAL REPORT FOR THE FISCAL YEAR
ENDED DECEMBER 31, 2006
COMMISSION FILE NO. 0-28077
GENELINK, INC.

(Name of Small Business Issuer in its charter)

PENNSYLVANIA	23-2795613

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employee Identification No.)

Newport Financial Center
113 Town Square Place, #313
Jersey City, NJ	07310

(Address of principal executive offices)	(Zip Code)
ISSUER’S TELEPHONE NUMBER: (800) 558-4363
Securities registered under Section 12(b) of the Exchange Act
None

Securities Registered under Section 12(g) of the Exchange Act
Title of each class

Common Stock, $.01 par value
     Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or amendment to this form 10-KSB. ☑
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ☑
     State issuer’s revenues for its most recent fiscal year. $175,674
     State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act). $2,496,585.
     APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Number of Shares of Common Stock Outstanding on February 28, 2007	44,104,055
     Transitional Small Business Disclosure Format Yes ☐ No ☑
     Statements in this Annual Report on Form 10-KSB may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements involve a number of risks, uncertainties and other factors that could cause actual results to differ materially from those projected in such statements.

EXPLANATORY NOTE
     This amendment on Form 10-KSB/A (the “Amendment”) amends GeneLink, Inc.’s annual report on Form 10-KSB for the fiscal year ended December 31, 2006, as initially filed with the Securities and Exchange Commission on April 10, 2007 (the “Form 10-KSB”).
     The Company has revised the disclosure in footnote 4 to the Company’s audited financial statement’s regarding organizational costs and expanded and enhanced the disclosure in the footnotes 2 and 6 to the Company’s audited financial statements in Item 7 with respect to the treatment of options and the Controls and Procedures disclosure in Item 8A.
     The filing of this Amendment shall not be deemed an admission that the original Form 10-KSB, when filed, included any untrue statement of material fact or omitted to state a material fact necessary to make a statement not misleading.

ITEM 1. DESCRIPTION OF BUSINESS.
GENERAL
GeneLink, Inc. (the “Company” or “GeneLink”) is a publicly-held Pennsylvania corporation listed on the NASDAQ OTC Bulletin Board trading under the symbol “GNLK.” GeneLink is a bioscience company and was originally organized to offer to the public the safe collection and preservation of a family’s DNA material for later use by the family to identify and potentially prevent inherited diseases. More recently the Company has created a breakthrough methodology for SNP (single nucleotide polymorphism)-based genetic profiling (patents issued and pending) and intends to market and/or out-license these proprietary assessments to companies that manufacture or market to the nutraceutical, personal care, skin care and weight-loss industries.
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
The Company’s expansion into the bioscience field with its innovative genetic profiles help companies create and deliver more effective products — personalized wellness and “quality of life” products tailored to their customer’s individual needs — based on the science of genetics, thereby allowing the consumer and/or their health care provider to determine what vitamin/nutritional supplements, skin-care products, and health care or weight loss regimens are best for their individual needs.
The Company has developed and received a patent on a non-invasive DNA Collection Kit® for the collection of DNA specimens of clients. No licensing or training is necessary for the collection by a client of his or her DNA specimen. The DNA Collection Kit® consists of several swabs, collection accessories, complete instructions and a mailing envelope; the kit and kit elements are bar coded to facilitate tracking, control and confidentiality. The collection process is self administered and non-invasive (the DNA specimen is obtained by scraping the inside of the cheek) and takes less than five minutes to complete. The kit is classified as a non-medical device.
The Company has also developed proprietary SNP-based genetic profiles (named GeneLink Nutragenetic ProfileTM and Dermagenetics® profiles). These profiles provide a means of predicting an individual’s inherent genetic capacity to combat such conditions as oxidative stress and other important selected areas of physiologic health. The profiles, for example, can measure a person’s potential to efficiently control oxygen free radical damage, eliminate hydrogen peroxide, protect and repair oxidized phospholipids and destroy harmful environmental compounds.
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
Oxidative Stress Profiles
     The Oxidative Stress (OS) Profile (US patent pending, Australian patent issued) provides a means of predicting an individual’s inherent genetic capacity to combat oxidative stress. The profile can measure a person’s potential to efficiently control oxygen free radical damage, eliminate hydrogen peroxide, protect and repair oxidized phospholipids and destroy harmful environmental compounds.
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
Oxidative Stress for Skin Health and Skin Aging Profile
     Now, by simply swabbing the inside of one’s mouth and sending the collected sample to GeneLink’s laboratory, an individual can have a skin or personal care formulation specifically designed to compensate for associated deficiencies.
     Currently, when a person sees wrinkles or lines, he or she may begin to apply a variety of products and creams that contain antioxidants such as retinoids. This approach is only partially effective because it typically begins only after the signs of aging have appeared. A superior strategy is to predict certain causes of the aging of the skin and initiate a therapy that is designed to match the individual’s genetic pattern and genetic risk of skin aging. For example, individuals with moderate or high risk of oxidative stress could be encouraged to initiate a therapy much earlier — even before outward signs of skin aging.

     The Company’s Skin Health test for skin aging looks for SNPs in several key genes that are associated with oxidative stress, skin irritation, photo aging and an individual’s ability to naturally defend against environmental stresses. Skin health test results can be used to guide consumers to skin therapies or skin products containing unique active ingredients (SNPActives™) and formulations designed to help alleviate specific oxidative stress and other potential deficiencies in the skin.
Other SNP Profiles Developed by GeneLink
     The Company has also developed a Cardiovascular Risk Profile and an Osteopenia Susceptibility Profile.
     Cardiovascular disease claims more lives each year than the next five leading causes of death combined. The Company has recently developed a Cardiovascular Risk Profile, that analyzes a broad collection of genes believes to play an important part in heart health, according to the latest research. The Company’s Cardiovascular Risk Profile is designed to identify SNPs associated with increased risk of developing high blood pressure, atherosclerosis, inflammation, problems with vascular integrity and coronary artery disease.
     Osteopenia is a condition that often leads to osteoporosis, a disease characterized by low bone density. Osteoporosis is responsible for 1.5 million fractures each year (including fractures of the vertebrae, forearms, wrists and hips). According to the National Osteoporosis Foundation, 1 in 3 women and at least 1 in 12 men will develop osteoporosis during their lifetime. The Company’s Osteopenia gene test looks for SNPs in several key genes that are associated with bone density. Since osteoporosis can develop undetected for decades, this test may be a tool to help determine the future risk for fractures and related clinical conditions such as spinal column compression and bone breaks with or without falls and guide early interventions or therapies that help combat or prevent the condition.
     The Company has developed a NQ01 SNP profile. NQ01 is a protein that contributes to the recharging Coenzyme Q10. Coenzyme Q10 is a natural compound made by the human body that helps cells produce energy and protect against free radicals that can damage DNA and other molecules of the cell.
DNA Banking
     The Company has ceased actively marketing DNA banking, wherein specimens can be collected during an individual’s lifetime or up to 36 to 40 hours after death using the Company’s DNA Collection Kit® for long-term storage at the University of North Texas Health Science Center (the “Health Science Center”). The Health Science Center will continue to store the DNA specimen for 75 year intervals for all existing clients who have sent in DNA for banking. Upon a client’s request, and upon the payment of a retrieval fee, the stored DNA specimen can be retrieved and sent to a laboratory for testing. The Health Science Center is no longer obligated to receive and store any additional DNA specimens.

Affiliates
     The Company has entered into agreements with several laboratories pursuant to which these laboratories perform SNP genotyping of samples provided by the Company for any genetics-based products that the Company may develop.
     The Company has collaborated with Arch Personal Care Division of Arch Chemicals, Inc. on the development of a new category of “genetic” skin care formulations and an associated, personalized skin-testing system. This collaboration occurred from late 2001 through 2005. Recently developed formulations feature a family of active ingredients known as “SNP-Derms®” designed to address some of the key, individual genetic characteristics that can accelerate skin aging, skin wrinkling and other specific oxidative stress deficiencies in the skin. The SNP-Derm® formulations may be offered in combination with the Dermagenetics® Profiles that provide a measure of a person’s resistance to skin aging, skin irritation and tissue breakdown. Arch Chemicals, Inc., with annual sales of approximately $1 billion, is a global specialty chemicals company.
     The Company has a Distribution Agreement with Food Science Corporation to develop and market personalized nutritional products linked to the Company’s genetic profiling technology. Food Science has been a leader in nutritional research by setting new standards of quality in the formulation of nutritional supplements created exclusively for health care professionals and their patients. Food Science focuses on innovation and product effectiveness and serves a loyal client base of over 12,000 medical doctors, chiropractors, osteopaths and nutritionists.
     In February 2006, the Company entered into a distribution agreement with Rejuvenation Plus Pty Ltd, an international skincare and cosmetics company, pursuant to which that company has been granted the exclusive right to distribute products based upon the Company’s technology in Australia and New Zealand.
     The Company formed a subsidiary known as “Dermagenetics, Inc.” which has created and is distributing DNA UltraCustom skin cream, genetically designed to an individual’s needs, specifically to the Spa industry. The Company appointed Dr. Robert P.K. Keller to the Company’s Medical Advisory Board, and along with Dr. Robert Keller, Dermagenetics has been appearing at Spa conventions and has marketed the Company’s DNA UltraCustom skin cream to Spas in the United States. Currently, the Company is reevaluting its marketing efforts and plans related to the Spa industry.

Intellectual Property
     The Company has received a patent on the Company’s method of DNA gathering (Patent #6,291,171). There is no assurance that the patent will prevent others from gathering DNA in a similar manner.
     The Company has received trademark protection for the Company’s name and logo and for the name “DNA Collection Kit®.”
     The Company has filed a series of U.S. patent applications relating to the Company’s DNA Collection Kit® and methods for assessing a human subject’s susceptibility to various medical conditions, including skin health, oxidative damage, osteoporosis and other bone density disorders and obesity and for methods of selecting and measuring the dosage of preventative agents for such conditions. There can be no assurance that the Company will receive patent protection on the Company’s methods or procedures. The Company is negotiating licensing these proprietary assessments to companies that manufacture or market to the $100 billion plus nutraceutical, personal care, skin care, and weight-loss industries.
     The Company’s believes its gene profiles offer marketing companies the information they need to create and sell more effective products tailored to their customer’s individual needs — based on the science of genetics. By simply swabbing the inside of one’s mouth (using the Company’s patented DNA Collection Kit®) and sending the collected sample to the Company’s laboratories — consumers can be directed to personalized products — specifically formulated to help compensate for their predicted deficiencies.
     The Company has received Australian Patent #2002230953 “Kits and Methods for Assessing Oxidative Stress; Trademark: Dermagenetics #78398892 and 78398898 (for the Dermagenetics face design) and #78412723 for SNP Actives.
Competition
     The Company’s potential competitors in the United States and abroad in the field of personalized nutrition and skin care are numerous and include, among others, major pharmaceutical and diagnostic companies, specialized biotechnology firms, universities and other research institutions. Many of the Company’s potential competitors have considerably greater financial technical, marketing and other resources than the Company has which may allow these competitors to discover important genes or successfully commercialize these discoveries before the Company.
     The business of manufacturing, distributing and marketing nutritional supplements and personalized skin care and skin health products is highly competitive. Many of the Company’s competitors are substantially larger and have greater financial resources with which to manufacturer and market their products. The barriers to competition are low in these markets because the products are generally not protected by patents. The Company’s ability to remain competitive depends on the successful introduction, marketing, promotion, and addition of new offerings to its product line.

Government Regulation
     Pursuant to a letter dated January 23, 1996, the Food and Drug Administration has determined that the Company’s kit is a device, but is not subject to active regulations by the Center for Devices and Radiological Health. However, any change in the current regulations could result in the kit becoming a regulated device.
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
RISK FACTORS
     The Company’s business and the value of its shares are subject to the risk described above and certain additional risks described below.
     IF OUR FORMER CHIEF EXECUTIVE OFFICER PREVAILS WITH RESPECT TO HIS LITIGATION AGAINST THE COMPANY, THE COMPANY MAY NOT BE ABLE TO PAY ANY JUDGMENT AND COULD BE FORCED TO CEASE ITS OPERATIONS.
     On October 14, 2005, the Company terminated the employment of John R. DePhillipo, the former Chief Executive Officer of the Company. In November 2005, Mr. DePhillipo brought suit against the Company alleging, among other things, that he was terminated without cause, that the Company breached the terms of his employment agreement and that he is entitled to receive $84,000 of back salary and at least $1,500,000 of salary throughout the remainder of the term set forth in such employment agreement. The Company has denied such allegations and has brought counterclaims against Mr. DePhillipo alleging that Mr. DePhillipo was terminated for cause, that Mr. DePhillipo breached his fiduciary duty to the Company and alleging conversion, negligent misrepresentation and unjust enrichment. If Mr. DePhillipo prevails in this litigation and obtains a judgment against the Company for all or any substantial portion his claim, it is likely that the Company will not be able to pay any such judgment and may be forced to cease operations. As all of the Company’s assets have been pledged to its secured creditors, it is unlikely that the shareholders of the Company would receive any distributions if the Company were forced to cease its operations and liquidate in the event of Mr. DePhillipo prevailing in the litigation. See “Litigation”.

     IF THIS COMPANY DEFAULTS ON ITS OBLIGATIONS WITH RESPECT TO ITS SECURED OR UNSECURED DEBT, ITS LENDERS AND CREDITORS COULD FORECLOSE UPON THE COMPANY’S ASSETS.
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
     The Company’s future capital requirements and the adequacy of available funds will depend on numerous factors, including:
•	the successful commercialization of the Company’s existing products and services;

•	progress in the Company’s product development efforts;

•	progress with regulatory affairs activities;

•	the growth and success of effective sales and marketing activities;

•	the cost of filing, prosecuting, defending and enforcing patent claims and other intellectual property rights; and

•	the development of strategic alliances for the marketing of the Company’s products.
     If funds generated from the Company’s operations, together with its existing capital resources, are insufficient to meet current or planned operating requirements, the Company will have to obtain additional funds through equity or debt financing, strategic alliances with corporate partners and others, or through other sources. The Company does not have any committed sources of additional financing, and cannot provide assurance that additional funding, if necessary, will be available on acceptable terms, if at all. Additionally, for so long as the Company’s litigation with its former chief executive officer remains outstanding, it is unlikely that the Company will be able to obtain any financing on acceptable terms. If adequate funds are not available, the Company may have to delay, scale-back or eliminate certain aspects of its operations or attempt to obtain funds through arrangements with collaborative partners or others. This may result in the relinquishment of the Company’s rights to certain of its technologies, product candidates, products or potential markets. Therefore, the inability to obtain adequate funds could have a material adverse impact on the Company’s business, financial condition, and results of operations and its ability to remain in business.
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
THE COMPANY HAS A HISTORY OF LOSSES AND EXPECT CONTINUED LOSSES FOR THE FORESEEABLE FUTURE.
     The Company commenced operations in 1994. The Company has incurred significant losses to date and revenues have been limited. The Company’s expenses have exceeded revenues in each year since inception. Given planned levels of operating expenses, the Company expects to continue to incur losses for the foreseeable future. The Company’s accumulated deficit as of December 31, 2006 was $11,114,084. The Company incurred a net loss of $577,671 for the fiscal year ended December 31, 2006. The Company’s expenses have consisted principally of research and development, salaries and for general and administrative expenses incurred while building its business infrastructure. The Company expects to continue to experience significant operating losses in the future as it continues research and development efforts and expands its marketing and sales force in an effort to commercialize the Company’s products and services. The Company plans to increase operating expenses in anticipation of increasing revenues. If the Company’s revenue growth is slower than anticipated or operating expenses exceed expectations, the Company’s losses will significantly increase. Even if the Company were to achieve profitability, it may not be able to sustain or increase profitability on a quarterly or annual basis.

IF ETHICAL AND OTHER CONCERNS SURROUNDING THE USE OF GENETIC INFORMATION BECOME WIDESPREAD, WE MAY HAVE LESS DEMAND FOR THE COMPANY’S PRODUCTS.
     Genetic testing has raised ethical issues regarding confidentiality and the appropriate uses of the resulting information. For these reasons, governmental authorities may call for limits on or regulation of the use of genetic testing or prohibit testing for genetic predisposition to certain conditions, particularly for those that have no known cure. Any of these scenarios could reduce the potential markets for the Company’s services and products.
THE COMPANY HAS LIMITED SALES AND MARKETING EXPERIENCE.
     The Company has limited sales and marketing experience and may be unable to successfully establish and maintain a significant sales and marketing organization. Due to the relatively limited market awareness of the Company’s products, the Company believes that the marketing effort may be a lengthy process.
THE COMPANY’S INDUSTRY IS HIGHLY COMPETITIVE AND IT MAY NOT HAVE THE RESOURCES REQUIRED TO SUCCESSFULLY COMPETE.
     The biosciences and medical diagnostic industries are highly competitive. The Company competes with companies in the United States and abroad that are engaged in these fields: They include
•	biotechnology, pharmaceutical, chemical and other companies;

•	academic and scientific institutions;

•	governmental agencies; and

•	public and private research organizations.
     The Company’s potential competitors in the United States and abroad are numerous and include among others, major pharmaceutical and diagnostic companies, consumer products companies, specialized biotechnology firms, universities and other research institutions. Many of the Company’s competitors have considerably greater financial, technical, marketing and other resources than does the Company. Furthermore, many of these competitors are more experience than the Company is in discovering, commercializing and marketing products. These greater resources may allow its competitors to discover important genes or genetic markers before the Company does. If the Company does not discover genes that are linked to a health risk, characterize their functions, develop genetic tests and related information services based on such discoveries, obtain regulatory and other approvals and launch these services or products before its competitors, then the Company’s ability to generate sales and revenue will be reduced or eliminated, and could make the Company’s services and products obsolete. The Company expects competition to intensify in its industry as technical advances are made and become more widely known.

THE MARKET FOR THE COMPANY’S PRODUCTS AND SERVICES IS UNPROVEN.
     The market for the Company’s products and services is at an early state of development and may not continue to grow. The general scientific community, including the Company, has only a limited understanding of the role of genes in predicting disease. The marketplace may never accept the Company’s products and services, and it may never be able to sell its products and services at a profit. The Company’s efforts to commercialize its intellectual property have had limited success to date. The Company can achieve broad market acceptance only with substantial education about the benefits and limitations of its products and services.
IF THE COMPANY IS UNSUCCESSFUL IN ESTABLISHING STRATEGIC ALLIANCES, ITS ABILITY TO DEVELOP AND MARKET PRODUCTS AND SERVICES MAY BE DAMAGED.
     Entering into strategic alliances for the development and commercialization of products and services based on the Company’s discoveries is an important element of its business strategy. The Company faces significant competition in seeking appropriate partners. If the Company fails to establish strategic alliances or other alternative arrangements, then its ability to develop and market products and services will be damaged. In addition, the terms of any future strategic alliances may be unfavorable to the Company or these strategic alliances may be unsuccessful.
THE COMPANY HAS SIGNIFICANT FIXED OPERATING COSTS AND THE COMPANY’S OPERATING RESULTS ARE SUBJECT TO FLUCTUATIONS.
     A high percentage of the Company’s operating expenses, particularly personnel, are fixed in advance of any particular year. As a result, unanticipated variations in the number, or progress toward completion of the Company’s projects, or in employee utilization rates may cause significant variations in operating results in any particular year and could result in greater than expected losses for such year.
VOLATILITY OF COMMON STOCK PRICE AND THIN TRADING MARKET.
     Although the Company’s Common Stock is listed on the NASDAQ OTC Bulletin Board, recently daily trading volume of the Company’s Common Stock has generally been limited. The prices for securities of biosciences companies have historically been volatile. The trading price of the Common Stock has experienced considerable fluctuation since the Company began public trading in 1998.
THE COMPANY MAY NOT BE ABLE TO ATTRACT AND RETAIN PROFESSIONAL STAFF.
     The Company’s success will depend in large part upon its ability to attract, retain, train and motivate highly skilled employees. The Company cannot be certain that it will be successful in attracting a sufficient number of highly skilled employees in the future, or that it will be successful in retaining, training and motivating the employees it is able to attract. Any inability to retain, train and motivate employees could impair the Company’s ability to adequately manage and complete its existing projects and to bid for or obtain new projects. Hiring, training, motivating, retaining and managing employees with the strategic, technical and creative skills the

Company needs is both time consuming and expensive. If the Company’s employees are unable to achieve expected performance levels, its business, financial condition and results of operations could be adversely affected.
THE COMPANY IS DEPENDENT ON KEY PERSONNEL.
     The Company’s success will depend in large part upon the continued services of a number of key employees and consultants. The loss of the services of any of these individuals could have a material adverse effect on us. In addition, if one or more of the Company’s key employees or consultants leaves to join a competitor or to form a competing company, the loss of such personnel and any resulting loss of existing or potential clients to any such competitor could have a material adverse effect on the Company’s business, financial condition and results of operations. In the event of the loss of any such personnel, there can be no assurance that the Company would be able to prevent the unauthorized disclosure or use of its technical knowledge, practices or procedures by such personnel.
THE COMPANY’S BUSINESS COULD BE ADVERSELY AFFECTED IF IT IS UNABLE TO PROTECT ITS PROPRIETARY TECHNOLOGY OR SOMEONE CLAIMS THAT THE COMPANY IS INFRINGING ON THEIR PROPRIETARY TECHNOLOGY.
     The Company’s success depends, in part, upon its proprietary methodologies and other intellectual property rights. There can be no assurance that the steps taken by the Company to protect its proprietary information will be adequate to deter misappropriation of its proprietary information or that the Company will be able to detect unauthorized use and take appropriate steps to enforce its intellectual property rights. In addition, although the Company believes that its services and products do not infringe on the intellectual property rights of others, there can be no assurance that such a claim will not be asserted against the Company in the future, or that if asserted any such claim will be successfully defended. A successful claim against the Company could materially and adversely affect its business, financial condition and results of operations.
     The Company’s success will depend on its ability to obtain and protect patents on its technology and to protect its trade secrets. The Company’s patents, which have been or may be issued, may not afford meaningful protection for its technology and products. Others may challenge the Company’s patents and, as a result, the Company’s patents could be narrowed, invalidated or unenforceable. In addition, the Company’s current and future patent applications may not result in the issue of patents in the United States or foreign countries. Competitors may develop products similar to the Company’s that do not conflict with the Company’s patents. In order to protect or enforce the Company’s patent rights, the Company may initiate patent litigation against third parties, such as infringement suits or interference proceedings. These lawsuits could be expensive, take significant time and divert management’s attention from other business concerns. The Company may also provoke third parties to assert claims against us.
     The Company has received notice of an alleged patent infringement from an Australian bioscience company, Genetic Technologies Limited (GTG), that they have certain rights under filed patents to which GeneLink may be infringing upon. Although it is the opinion of the Company’s patent counsel that there is no infringement, and that in the event there is an infringement, it will not effect the Company’s business because GTG’s patents are not material to the Company’s technology, no assurance can be given that GTG would not prevail if it brings legal action against the Company or that the result of any such action would not have a material adverse effect on the Company’s business and prospects.
CONCENTRATION OF OWNERSHIP OF THE COMPANY’S COMMON STOCK AMONG THE COMPANY’S EXISTING EXECUTIVE OFFICERS, DIRECTORS AND PRINCIPAL SHAREHOLDERS MAY PREVENT NEW INVESTORS FROM INFLUENCING SIGNIFICANT CORPORATE DECISIONS.
     The Company’s executive officers, directors and beneficial owners of 5% or more of the Company’s common stock and their affiliates, in aggregate, beneficially own in excess of 26.3% of the Company’s outstanding common stock. As a result, if these persons act together, they would have the ability to influence the outcome of all matters submitted to the Company’s shareholders for approval, including the election and removal of directors and any merger, consolidation or sale of all or substantially all of the Company’s assets. In addition, such persons, if they act together, would have the ability to control the management and affairs of the Company. Accordingly, this concentration of ownership may harm the market price of the Company’s common stock by:
•	delaying, deferring or preventing a change in control of the Company;

•	impeding a merger, consolidation, takeover or other business combination involving the Company; or

•	discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control of the Company.
THE COMPANY’S ARTICLES OF INCORPORATION AND BYLAWS COULD DELAY OR DISCOURAGE A TAKEOVER ATTEMPT.
     The Company’s articles of incorporation and bylaws contain provisions that may delay or discourage a takeover attempt that a shareholder might consider in their best interest, including takeover attempts that might result in a premium being paid on shares of the Company’s common stock. These provisions, among other things:
•	provide that only the board of directors or president may call special meetings of the shareholders; and

•	establish certain advance notice procedures for nominations of candidates for election as directors and for shareholder proposals to be considered at shareholders’ meetings.
ITEM 2. PROPERTIES
     The Company leases its principal offices in Jersey City, New Jersey. The lease is for a term of six (6) months.

ITEM 3. LEGAL PROCEEDINGS
     Effective October 14, 2005, the Company terminated the employment of John R. DePhillipo, the Company’s former Chief Executive Officer and Chief Financial Officer and a former director of the Company. Mr. DePhillipo commenced two lawsuits allegedly arising out of his termination by the Company for “cause,” as defined in his Employment Agreement with the Company.
     In an Action filed in the United States District Court for the Eastern District of Pennsylvania, John R. DePhillipo v. Robert P. Ricciardi, Civil Action No. 05-5906, Mr. DePhillipo alleged that Dr. Ricciardi, a Director and Officer of the Company, (1) caused Mr. DePhillipo’s employment with the Company to be wrongfully terminated and therefore is personally liable for all severance owed Mr. DePhillipo, in the amount of at least $75,000; (2) was personally liable for Mr. DePhillipo’s unpaid back salary of $84,000 simply because Mr. Ricciardi is an officer and/or director of the Company; and (3) acted sufficiently maliciously to justify punitive damages being assessed against Dr. Ricciardi of $10,000,000. Under the terms of the Company’s By-laws and Pennsylvania law, the Company is obligated both to reimburse Mr. Ricciardi for his costs of defending this action and is required to advance him the costs of the expense of such a defense. Counsel for Dr. Ricciardi entered an answer to this action and subsequently the action against Dr. Ricciardi was dismissed with prejudice in March 2006. There is thus no further contingent liability with regard to this matter.
     In a separate Action filed by Mr. DePhillipo against the Company in November 2005 in the Superior Court of New Jersey, Law Division, Atlantic County, John R. DePhillipo v. GeneLink, Inc., Docket No. ATL-L-7479-05, Mr. DePhillipo has alleged that his termination by the Company “for cause” was improper and therefore he is entitled to in excess of $1,500,000 in severance pay under the terms of an employment agreement, allegedly entered into effective January 1, 2005 (the “Employment Agreement”) and an additional $84,000 in accrued and unpaid compensation. The Company has filed an Answer denying the material allegations of the Complaint and asserting a number of affirmative defenses. The Company believes Mr. DePhillipo’s claims are without merit and intends to vigorously defend against those claims. The Company has also filed counterclaims against Mr. DePhillipo for breach of fiduciary duty, conversion, negligent misrepresentation and unjust enrichment while Mr. DePhillipo served as the Company’s Chief Executive Officer, President and Chief Financial Officer. The counterclaims seek recovery in excess of that sought by Mr. DePhillipo in the Complaint.
     On January 18, 2007, Mr. DePhillipo resigned as a director of the Company. Mr. DePhillipo in a letter to the Board of Directors of the Company alleged that the Company has not properly accounted for or disclosed its source for funding the costs of the litigation described above and alleged that a third party must be funding the litigation; alleged that the terms of the recent financing undertaken by the Company are unfair to the Company’s shareholders and amounted to the sale of the Company without shareholder approval; and alleged that the use of the proceeds of the financings are not adequately described, including any use of the proceeds to fund the costs of the litigation.
     The Board of Directors categorically denies each of Mr. DePhillipo’s unsubstantiated allegations and states that they are completely unfounded. The Board of Directors expressly confirms that the Company has not entered into an agreement with any third party to fund the litigation or taken any steps which would amount to a sale of the Company without shareholder approval. The Board of Directors further notes that Mr. DePhillipo’s resignation was pre-textual and tendered only after notice to Mr. DePhillipo that he was not part of the proposed slate of nominees to a newly constituted Board of Directors and after a meeting of the Board of Directors during which Mr. DePhillipo was not appointed and elected as a nominee to remain on the Board of Directors following the 2007 Annual Meeting of Shareholders.
     The Company has received a notice of an alleged patent infringement from an Australian bioscience company, Genetic Technologies Limited (GTG), that they have certain rights under filed patents to which GeneLink may be infringing upon. It is the opinion of the Company’s patent counsel that there is no infringement, and that in the event there is an infringement, it will not effect the Company’s business because GTG’s patents are not material to the Company’s technology. The Company received this notice in 2004, and there has been no further action or contact on this matter.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     None.
PART II
ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.
     The Company’s common stock is listed on the NASDAQ and OTC Bulletin Board under the System “GNLK”. Set forth below, for the periods indicated, is the range of high and low bid information for the Company’s common stock for the past 2 years, when the Company’s common stock began trading. These quotations reflect inter-dealer prices without retail mark-up, mark-down or commission, and may not represent actual transactions.

2006	High	Low
1st Quarter	$0.13	$0.05
2nd Quarter	0.09	0.04
3rd Quarter	0.06	0.03
4th Quarter	0.07	0.04

2005	High	Low
1st Quarter	$0.32	$0.19
2nd Quarter	0.26	0.12
3rd Quarter	0.22	0.12
4th Quarter	0.17	0.06
     As of February 28, 2007, there were 158 holders of record of the Company’s Common Stock. The Company has never paid dividends and do not anticipate paying any dividends in the future. The Company anticipates that it will retain all future revenues for working capital purposes.

     The payment of cash dividends in the future will be at the discretion of the Board of Directors and will depend upon such factors as earnings levels, capital requirements, the Company’s financial condition and other factors deemed relevant to the Board of Directors. In addition, the Company’s ability to pay dividends may become limited under future loan agreements which may restrict or prohibit the payment of dividends.
EQUITY COMPENSATION PLAN INFORMATION

Number of
securities remaining
available for future
	Number of		issuance under
	securities to be		equity
	issued upon exercise	Weighted-average	compensation plans
	of outstanding	exercise price of	(excluding securities
	options, warrants	outstanding options	reflected in column
	and rights	warrants and rights	(a))
Plan Category	(a)	(b)	(c)

Equity compensation plans approved by security holders	0	—	6,000,000

Equity compensation plans not approved by security holders	0	—	0

Total	0	—	6,000,000
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
     The Company has in prior public filings described certain related party transactions as follows:
On June 29, 2003, the Company issued 2,722,345 shares to John DePhillipo, the Company’s Chief Executive Officer and President and a member of the Company’s board of directors, and 723,530 shares to Maria DePhillipo, the spouse of John DePhillipo in satisfaction of accrued and unpaid salary. As of June 29, 2003, the Company owed John DePhillipo $544,469 and Maria DePhillipo $144,706 for accrued but unpaid salaries. As of December 31, 2003, John DePhillipo owed the Company $697,664, plus interest, on account of subscriptions receivable and advances. Effective March 24, 2003, the Company’s Board of Directors decided to grant John DePhillipo additional compensation to reflect the Board’s desire to treat the shares issued June 29, 2003 not as an issuance in satisfaction of accrued and unpaid salary but as additional compensation. Following this decision, the Company again owed John DePhillipo an aggregate of $544,469 for accrued but unpaid salary. The loan to Mr. DePhillipo was repaid in April 2004. These shares were issued in reliance upon Rule 506 of Regulation D under the Securities Act of 1933.
     Mr. DePhillipo’s employment with the Company was terminated by the Company on October 14, 2005. The transactions described above, which are being investigated by the Company, are the subject of counterclaims filed by the Company in the New Jersey Superior Court proceeding.

ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS.
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
Amortization of patents:
Legal and professional fees and expenses in connection with the filing of patent and trademark applications have been capitalized and are amortized over fifteen years on a straight-line basis. The Company has filed for and has patents pending in the USA and foreign countries on its method of DNA gathering. The Company has a registered trademark for its name, logo, and the name “DNA Collection Kit®.” The Company also filed for and has patents pending on its three proprietary genetic indicator tests and has received a patent in Australia regarding its Oxidative Stress Profile.
Revenue and cost recognition:
Revenues are recorded when the kits are sold for GeneLink, Inc.’s products. The Company receives a non-refundable fee for the DNA kits and provides DNA analysis testing at that time, then stores the specimen for up to 75 years. If the client requests the DNA specimen back at any time during the storage period, they will be entitled to receive the specimen upon payment of an additional retrieval fee but will not be entitled to any refund of the original storage fee. Direct costs related to sale of kits include the purchase of kits, samples, and delivery expenses. The direct costs of kits are recognized at time of sale to customers as opposed to the time of purchase by GeneLink, Inc. from its vendors. Kits purchased by GeneLink, Inc. and not yet sold remain in inventory. Revenues from the proprietary genetic indicator tests are recognized partially when the kits are sold, and subsequently when they are presented to the lab for testing.
The Company formed a subsidiary known as “Dermagenetics, Inc.” which has created and is distributing DNA UltraCustom skin cream, genetically designed to an individual’s needs, specifically to the Spa industry. Dermagenetics has been appearing at Spa conventions and is currently selling the Company’s DNA UltraCustom skin cream to Spas in the United States. Revenues are recorded when the skin cream kits are sold for Dermagenetics Inc.’s products.

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
Evaluation of liability in respect of litigation and regulatory proceedings is determined on a case-by-case basis and represents an estimate of probable losses after considering among other factors, the progress of each case, our experience and the experience of others in similar cases, and the opinions and views of legal counsel. Given the inherent difficulty of predicting the outcome of our litigation matters, particularly in cases in which claimants seek substantial or indeterminate damages, we cannot estimate losses or ranges of losses for cases where there is only a reasonable possibility that a loss may have been incurred. See “Legal Proceedings” in Part I, Item 3 of the Annual Report on Form 10-KSB for information on our judicial, regulatory and arbitration procedures.
Results of Operations
COMPARISON OF FISCAL YEAR ENDED DECEMBER 31, 2006 TO FISCAL YEAR ENDED DECEMBER 31, 3005.
     Assets. The Company’s assets increased from $445,276 at December 31, 2005 to $714,393 at December 31, 2006, an increase of $269,117. This increase was primarily due to an increase in cash from $15,275 at December 31, 2005 to $149,695 at December 31, 2006, and an increase in prepaid debt issuance costs from $0 at December 31, 2006 to $165,912 at December 31, 2006, related to the convertible secured promissory notes financing. As of December 31, 2006, the Company had not received all proceeds from the convertible secured promissory notes payable. Accordingly, the Company has reduced the balance sheet liability for the Notes by $205,000 at December 31, 2006. In connection with issuance of the Notes, the Company has recognized debt issuance costs of $180,898 that are being amortized over the term of the Notes. As of December 31, 2006, the unamortized debt issuance costs are $165,912 and are included in “Other assets” on the balance sheet.
     Liabilities. The Company’s liabilities increased from $1,057,879 at December 31, 2005 to $1,732,284 at December 31, 2006, an increase of $674,405. This increase in liabilities was primarily due to an increase in long term loans payable from $0 at December 31, 2005 to $622,890 at December 31, 2006 in connection with the Company’s issuance of convertible secured promissory notes in 2006.
     Losses. The Company incurred an operating loss of $786,586 for the fiscal year ended December 31, 2006, as compared to an operating loss of $1,281,157 for the fiscal year ended December 31, 2005, a decrease of $494,571. This decrease in losses was primarily due to a decrease in general and administrative expenses from $802,984 for the fiscal year ended December 31, 2005 to $476,539 for the fiscal year ended December 31, 2006, as the Company did not pay any compensation to or expenses of its former chief executive officer and president or his wife in 2006, and a decrease in advertising and promotion expenses $209,370 for the fiscal year ended December 31, 2005 to $14, 369 for the fiscal year ended December 31, 2006, as the Company focused on the change in management and on obtaining sufficient funding to develop and implement its new business plan. This decrease in expenses was accompanied by a decrease in revenues from $396,923 for the fiscal year ended December 31, 2005 to $175,674 for the fiscal year ended December 31, 2006. The Company’s gross margin dropped from $167,528 for the fiscal year ended December 31, 2005 to $110,253 for the fiscal year ended December 31, 2006. Gross profit margin increased from 42% to 62%.
     Revenues. The Company’s total operating revenues for the fiscal year ended December 31, 2006 were $175,674, as compared to $396,923 for the fiscal year ended December 31, 2005, a decrease of $221,249.
     Expenses. Total expenses for fiscal year ended December 31, 2006 were $962,260, as compared to $1,678,080 for the fiscal year ended December 31, 2005, a decrease of $715,820. This decrease in expenses is primarily due to a decrease in general and administrative expenses from $802,984 for the fiscal year ended December 31, 2005 to $476,539 for the fiscal year ended December 31, 2006, as the Company did not pay any compensation to or expenses of its former chief executive officer and president or his wife in 2006, and a decrease in advertising and promotion expenses $209,370 for the fiscal year ended December 31, 2005 to $14, 369 for the fiscal year ended December 31, 2006, as the Company focused on the change in management and on obtaining sufficient funding to develop and implement its new business plan.
     Segment Operating Results
     The following table sets forth the net revenues, operating expenses and pre-tax earnings of our segments for the year ended December 31, 2006:

	GeneLink	Dermagenetics
	Inc.	Inc.
Net Revenues	$57,333	$118,641

Operating expenses	765,815	196,445

Other income	2,011	697

Pre-tax earnings (loss)	(500,264)	(77,407)
     The following table sets forth the net revenues, operating expenses and pre-tax earnings of our segments for the year ended December 31, 2005:

	GeneLink	Dermagenetics
	Inc.	Inc.
Net Revenues	$108,053	$288,870

Operating expenses	1,242,348	435,732

Other income	—	—

Pre-tax earnings (loss)	(1,134,295)	(146,862)

COMPARISON OF FISCAL YEAR ENDED DECEMBER 31, 2005 TO FISCAL YEAR ENDED DECEMBER 31, 2004.
     Assets. The Company’s assets decreased from $565,305 at December 31, 2004 to $445,276 at December 31, 2005, a decrease of $120,029. This decrease was primarily due to a decrease in cash from $155,689 at December 31, 2004 to $15,275 at December 31, 2005, a decrease of $140,414, as cash was used to partially fund operating losses.
     Liabilities. The Company’s liabilities increased from $764,599 at December 31, 2004 to $1,057,879 as of December 31, 2005, an increase of $293,280. This increase in liabilities was primarily due to an increase in accrued compensation from $432,937 at December 31, 2004 to $593,399 at December 31, 2005, an increase of $160,462, and an increase in accounts payable and accrued expenses from $95,800 at December 31, 2004 to $429,165 at December 31, 2005, an increase of $333,365, resulting from the Company’s inability to timely pay its obligations, as partially offset by a decrease in loans payable from $213,899 at December 31, 2004 to $27,861 at December 31, 2005, a decrease of $186,038.
     Losses. The Company incurred an operating loss of $1,281,157 for the fiscal year ended December 31, 2005, as compared to an operating loss of $2,114,619 for the fiscal year ended December 31, 2004, a decrease of $833,462. This decrease was primarily due to a decrease in general and administrative expenses from $1,517,005 for the year ended December 31, 2004 to $802,984 for the year ended December 31, 2005, a decrease of $714,021, primarily resulting from a $544,465 compensation expense charged to the Company’s former Chief Executive Officer in 2004 (the “Additional Compensation Payment”) which was used to partially repay a receivable of $1,016,635 owed by such officer, which charge was not incurred in 2005. Losses for the Company for the year ended December 31, 2005 were $1,052,870 as the Company realized $228,287 from the sale of New Jersey net operating losses in December 2005. The company’s gross margin dropped from 70% for the fiscal year and December 31, 2004 to 42% for the fiscal year ended December 31, 2005, as certain new agreements entered into by the Company provided for lower margins than in prior years. This decrease in gross margin reflects revenues realized by the Company from its DNA UltraCustom skin cream, which has substantially lower gross margins than its DNA Collection Kits and genetic tests. The Company hopes that its DNA UltraCustom skin cream will result in repeat business from consumers, which would result in higher revenues and profits, notwithstanding the lower gross margin realized by the Company for this product.
     Revenues. The Company’s total operating revenues for the fiscal year ended December 31, 2005 were $396,923, compared to $304,637 for the fiscal year ended December 31, 2004, an increase of $92,286, or 30%. This increase in revenues is primarily due to the Company realizing additional sales in 2005 from Dermagenetics® products and services, including the Company’s DNA UltraCustom skin cream.
     Expenses. Total expenses for fiscal year ended December 31, 2005 were $1,678,080, a decrease of $741,176 from the Company’s total expenses of $2,419,256 for the fiscal year ended December 31, 2004. Decreased expenses are primarily due to a decrease in general and administrative expenses from $1,517,005 for the year ended December 31, 2004 to $802,984 for the year ended December 31, 2005, a decrease of $714,021, primarily resulting from the Additional Compensation Payment in 2004. The decrease in loss was also attributable to a decrease in consulting fees from $393,961 for the year ended December 31, 2004 to $177,633 for the year ended December 31, 2005, a decrease of $216,328, and was partially offset by an increase in costs of goods sold from $91,152 for the fiscal year ended December 31, 2004 to $229,395 for the fiscal year ended December 31, 2005, an increase of $138,243, or 152%.
The only reportable segment for the years ended December 31, 2004 and 2003 was GeneLink, Inc. See details previously included in Part I, Item 6 of Form 10-KSB.
Liquidity and Capital Resources
     For 2006, the Company’s primary liquidity requirement was the implementation and funding of sales and marketing efforts and funding working capital. For 2007, the Company’s primary liquidity requirement will be the funding of the Company’s sales and marketing efforts and the payment of past obligations of the Company.
     Cash and Cash Equivalents. On December 31, 2006, the Company’s cash and cash equivalents amounted to $149,698 as to compared to $15,275 at December 31, 2005, an increase of $134,420. During 2006, the Company’s operating activities utilized $345,957 as compared to utilizing $321,272 in 2005, an increase of $24,685. Cash utilized during these periods resulted from the Company’s net losses for such periods and the payment of accounts receivable.
     Investing activities utilized $42,646 in 2006, as compared to utilizing $117,661 in 2005. Financing activities provided $523,023 in 2006, as compared to $298,519 in 2005, primarily through the issuance of convertible secured promissory notes (the “Notes”). The Company issued 4,139,452 shares of restricted Common Stock in connection with the issuance of the Notes. The Notes mature on May 12, 2011 and accrue interest at a rate of 12% per year. The Notes convert at any time at the option of the holders at a price of $0.05 per share and automatically convert at a price of $0.05 per share when contingent liabilities of the Company are less than $100,000.
     As of December 31, 2006, the Company had not received all proceeds from the convertible secured promissory notes payable. Accordingly, the Company has recognized an asset “Convertible secured promissory notes proceeds receivable” of $205,000 at December 31, 2006. In connection with issuance of the Convertible Secured Promissory Notes, the Company has recognized debt issuance costs of $180,898 that are being amortized over the term of the notes. As of December 31, 2006, the unamortized debt issuance costs are $165,912 and are included in “Other assets” on the balance sheet.
     The Company will require approximately $1.1 million to fund the Company’s sales and marketing efforts and to pay existing obligations for the balance of 2007. If the Company cannot obtain this required financing, it is unlikely that the Company will be able to continue its operations and/or be able to fully implement its business plan.

ITEM 7. FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
GeneLink, Inc. and Subsidiary
Jersey City, New Jersey
          We have audited the accompanying consolidated balance sheets of GeneLink, Inc. and Subsidiary as of December 31, 2006 and 2005, and the related consolidated statements of operations, changes in stockholders’ equity (deficiency) and cash flows for the years then ended. These financial statements are the responsibility of the Companies’ management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
          The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 12 to the financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency, which raise substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters also are described in Note 12. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.
/s/ Buckno, Lisicky & Company
Allentown, Pennsylvania
April 5, 2007
(except for Notes 2, 4 and 6, as to which
the date is October 8, 2007)

GENELINK, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
December 31, 2006 and 2005

	2006	2005
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$149,695	$15,275
Accounts receivable	32,185	32,651
Inventory	5,772	3,261
Prepaid expenses	14,421	37,435

Total current assets	202,073	88,622

PROPERTY AND EQUIPMENT	131,645	147,519

OTHER ASSETS	380,675	209,135

Total assets	$714,393	$445,276

See Notes to Consolidated Financial Statements.

GENELINK, INC. AND SUBSIDIARY
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIENCY)
December 31, 2006 and 2005

	2006	2005
CURRENT LIABILITIES
Accounts payable and accrued expenses	$365,590	$429,165
Accrued payroll taxes	0	7,454
Accrued compensation	725,804	593,399
Loans payable to officers	18,000	27,861

Total current liabilities	1,109,394	1,057,879

Convertible secured promissory notes payable	622,890	0

Total liabilities	1,732,284	1,057,879

STOCKHOLDERS’ EQUITY (DEFICIENCY)
Common stock, par value $0.01 per share; authorized: 75,000,000 shares as of December 31, 2006 and 2005 respectively; issued: 2006 41,739,000 shares and 2005 36,689,550 shares; outstanding: 2006 41,332,831 shares and 2005 36,283,381 shares	417,390	366,896
Additional paid in capital	6,982,849	6,910,160
Stock warrants	3,011,009	2,961,809
Accumulated deficit	(11,114,084)	(10,536,413)
Treasury stock, 406,169 shares as of December 31, 2006 and 2005, respectively, at cost	(315,055)	(315,055)

Total stockholders’ equity (deficiency)	(1,017,891)	(612,603)

Total liabilities and stockholders’ equity (deficiency)	$714,393	$445,276

See Notes to Consolidated Financial Statements

GENELINK, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
Years Ended December 31, 2006 and 2005

	2006	2005

Revenues:	$175,674	$396,923

Cost of goods sold:	65,421	229,395

Gross profit	110,253	167,528

Expenses:
General and administrative	476,539	802,984
Consulting	179,449	177,633
Professional fees	173,590	222,475
Advertising and promotion	14,369	209,370
Amortization and depreciation	52,892	36,223

	896,839	1,448,685

Operating loss	(786,586)	(1,281,157)

Other income:	2,708	0

Loss before provision for income taxes	(783,878)	(1,281,157)

Deferred income tax benefit	206,207	228,287

Provision for income taxes:	0	0

Net loss	$(577,671)	$(1,052,870)

Loss per share, basic and diluted:	$(0.01)	$(0.03)

Weighted average common shares and diluted potential common shares	38,861,637	35,806,407

See Notes to Consolidated Financial Statements

GENELINK, INC. AND SUBSIDIARY
Consolidated Statements of Changes in Stockholders’ Equity (Deficiency)
YEARS ENDED DECEMBER 31, 2006 AND 2005

				ADDITIONAL
	COMMON STOCK		TREASURY	PAID IN	STOCK	ACCUMULATED
	SHARES	AMOUNT	STOCK	CAPITAL	WARRANTS	DEFICIT	TOTAL

Balance, December 31, 2004	33,133,011	$331,330	$(315,055)	$6,635,552	$2,632,422	$(9,483,543)	$(199,294)

Issuance of common stock and stock warrants related to loan conversion	640,369	6,404	0	44,826	94,877	0	146,107
Fair value of options granted for services	0	0	0	0	11,520	0	11,520
Fundraising costs incurred	0	0	0	(32,500)	0	0	(32,500)
Fair value of options granted for fundraising services	0	0	0	(79,050)	27,900	0	(51,150)
Fair value of options granted for services	0	0	0	0	16,000	0	16,000
Issuance of common stock related to loan agreement	200,000	2,000	0	400	0	0	2,400
Issuance of common stock and stock warrants for services	466,170	4,662	0	85,932	6,590	0	97,184
Issuance of common stock and stock warrants pursuant to private placement offerings	2,250,000	22,500	0	255,000	172,500	0	450,000
Net loss	0	0	0	0	0	(1,052,870)	(1,052,870)

	3,556,539	35,566	0	274,608	329,387	(1,052,870)	(413,309)

Balance, December 31, 2005	36,689,550	$366,896	$(315,055)	$6,910,160	$2,961,809	$(10,536,413)	$(612,603)

Issuance of common stock and stock warrants related to convertible secured promissory notes	$4,539,450	45,394	0	160,063	0	0	205,457
Fair value of options granted for services	0	0	0	0	0	0	0
Commissions paid for fundraising costs	0	0	0	(129,550)	0	0	(129,550)
Issuance of common stock and stock warrants for fundraising services	410,000	4,100	0	18,850	49,200	0	72,150
Issuance of common stock and stock warrants for services	100,000	1,000	0	23,326	0	0	24,326
Net loss	0	0	0	0	0	(577,671)	(577,671)

	5,049,450	50,494	0	72,689	49,200	(577,671)	(405,288)

Balance, December 31, 2006	41,739,000	$417,390	$(315,055)	$6,982,849	$3,011,009	$(11,114,084)	$(1,017,939)

See Notes to Consolidated Financial Statements

GENELINK, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31, 2006 and 2005

	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(577,671)	$(1,052,870)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	52,892	36,223
Common stock issued for fundraising services	72,150	97,184
Common stock issued for loan agreement	0	2,400
Warrants issued for services	0	16,000
Fair value of options granted for consulting services	0	39,420
(Increase) decrease in assets:
Accounts receivable	466	(9,412)
Inventory	(2,511)	16,430
Prepaid expenses	23,014	35,287
Deposits and trademark	0	18,748
Increase (decrease) in liabilities:
Accounts payable and accrued expenses	(63,574)	333,365
Accrued payroll taxes	(7,454)	(14,509)
Accrued compensation	132,405	160,462

Net cash used in operating activities	(345,957)	(321,272)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(19,756)	(72,473)
Patent acquisition costs	(22,890)	(45,188)

Net cash used in investing activities	(42,646)	(117,661)

CASH FLOWS FROM FINANCING ACTIVITIES
Repayments of loans and notes payable	(19,861)	(186,038)
Proceeds from convertible secured promissory notes payable	466,977	0
Common stock issued for bridge loans conversion	205,457	0
Common stock issued for loan conversion	0	146,107
Commissions paid for fundraising costs	(129,550)	0
Private placement fundraising costs	0	(111,550)
Proceeds from issuance of common stock	0	450,000

Net cash provided by financing activities	523,023	298,519

Net increase (decrease) in cash	134,420	(140,414)
See Notes to Consolidated Financial Statements

GENELINK, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31, 2006 and 2005

	2006	2005

Cash and cash equivalents:
Beginning	$15,275	155,689

Ending	$149,695	$15,275

SUPPLEMENTARY DISCLOSURES OF CASH FLOW INFORMATION

Cash payments for:
Interest:	$98,300	$54,114

Non-cash financing transactions:

Common stock issued for services	$96,476	$97,184

Refinancing of bridge loans payable	$200,000	$0

Debt issuance costs related to convertible secured promissory notes	$165,912	$0

See Notes to Consolidated Financial Statements

GENELINK, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2006 AND 2005
Note 1.	Organization

GeneLink, Inc. (the “Company”) and its subsidiary, Dermagenetics, Inc., operate in New Jersey. The Company was organized under the laws of the Commonwealth of Pennsylvania and Dermagenetics, Inc. was organized under the laws of the State of Delaware. The Company is the successor to a Delaware corporation organized under the same name on September 21, 1994. The Company’s offices are located in Jersey City, New Jersey.

The Company was founded in response to the information being generated in the field of human molecular genetics. Scientists are discovering an increasing number of connections between genes and specific diseases or physical attributes and tendencies. These findings are a direct result of the National Institutes of Health Genome Project.

The Company has developed and received a patent on a DNA Collection Kit® for the collection of DNA specimens of clients. The kit is classified as a non-medical device.

The Company has also developed proprietary SNP-based genetic profiles (named GeneLink Nutragenetic ProfileTM and Dermagenetics® profiles. These profiles provide a means of predicting an individual’s inherent genetic capacity to combat such conditions as oxidative stress and other important selected areas of physiologic health. The profiles, for example, can measure a person’s potential to efficiently control oxygen free radical damage, eliminate hydrogen peroxide, protect and repair oxidized phospholipids and destroy harmful environmental compounds. The Company’s profile assessment enables nutritional and skin care companies and health care professionals to recommend a specific and targeted regime of antioxidant vitamins, nutrients or skin care formulations that have been specifically designed to compensate for predicted deficiencies and to help provide individuals the best of health and appearance.

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

Revenue and cost recognition:

Revenues are recorded when the kits are sold for GeneLink, Inc.’s products. The Company receives a non-refundable fee for the DNA kits and provides DNA analysis testing at that time, then stores the specimen for up to 75 years. If the client requests the DNA specimen back at any time during the storage period, they will be entitled to receive the specimen upon payment of an additional retrieval fee but will not be entitled to any refund of the original storage fee. Direct costs related to sale of kits include the purchase of kits, samples, and delivery expenses. The direct costs of kits are recognized at time of sale to customers as opposed to the time of purchase by GeneLink, Inc. from its vendors. Kits purchased by GeneLink, Inc. and not yet sold remain in inventory. Revenues from the proprietary genetic indicator tests are recognized partially when the kits are sold, and subsequently when they are presented to the lab for testing.

The Company formed a subsidiary known as “Dermagenetics, Inc.” which has created and is distributing DNA UltraCustom skin cream, genetically designed to an individual’s needs, specifically to the Spa industry. Dermagenetics has been appearing at Spa conventions and is currently selling the Company’s DNA UltraCustom skin cream to Spas in the United States. Revenues are recorded when the skin cream kits are sold for Dermagenetics Inc.’s products.

GENELINK, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2006 AND 2005
Amortization of patents:

Legal and professional fees and expenses in connection with the filing of patent and trademark applications have been capitalized and are amortized over fifteen years on a straight-line basis. The Company has filed for and has patents pending in the USA and foreign countries on its method of DNA gathering. The Company also filed for and has patents pending on its three proprietary genetic indicator tests. The Company has a registered trademark for its name, logo, and the name “DNA Collection Kit®.” In March 2001, the Company reached a Notice of Allowance of Patent on its method of DNA gathering, and has received trademark protection for its name, logo, and the name “DNA Collection Kit®.”

Inventory:

Inventory consists of kits held for resale. Inventory is valued at the lower of cost (using the first-in, first-out method) or market. The shelf life of the DNA kits is estimated by the Company to be in excess of 30 years.

Income taxes:

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 109, “Accounting for Income Taxes”, which requires the use of an asset and liability approach for financial accounting and reporting for income taxes. Under this method, deferred tax assets and liabilities are recognized based on the expected future tax consequences of temporary differences between the financial statement carrying amounts and tax basis of assets and liabilities as measured by the enacted tax rates that are expected to be in effect when taxes are paid or recovered. In December 2005, the Company sold net operating losses through the New Jersey Technology Business Tax Certified Transfer Program. See Note 5.

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

Per share data:

Effective November 12, 1998, the Company adopted SFAS No. 128, “Earnings Per Share.” The provisions of SFAS 128 establish standards for computing and presenting earnings per share (EPS). This standard replaces the presentation of primary EPS with a presentation of basic EPS. Additionally, it requires dual presentation of basic and diluted EPS for all entities with complex capital structures

GENELINK, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2006 AND 2005
and requires a reconciliation of the numerator and denominator of the diluted EPS computation. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Diluted EPS for 2005 and 2004 excludes any effect from such securities, as their inclusion would be antidilutive.

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

Reclassifications:

Certain amounts in the prior year’s financial statement have been reclassified to conform with the current year’s presentation.
Note 3.	Property and Equipment

As of December 31, 2006 and 2005, property and equipment consisted of the following:

GENELINK, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2006 AND 2005

	2006	2005

Office furniture	$1,154	$1,154
Office equipment	57,494	57,494
Leasehold improvements	85,420	85,420
Software	96,079	76,323

	240,147	220,391

Less accumulated depreciation and amortization	108,502	72,872

	$131,645	$147,519

Depreciation and amortization expense was $36,170 and $21,471 for the years ended December 31, 2006 and 2005, respectively.
Note 4.	Other Assets

As of December 31, 2006 and 2005, other assets consisted of the following:

	2006	2005

Patents and trademarks	$273,279	$250,389

Less accumulated amortization	58,516	41,254

	$214,763	$209,135

Amortization expense was $16,722 and $14,752 for the years ended December 31, 2006 and 2005, respectively.

The future estimated minimum amortization expense that will be charged to operations as of December 31, 2005 is as follows:

Year ending
December 31,
2007	$16,722
2008	16,722
2009	16,722
2010	16,722
2011	16,722
Thereafter	131,153

$214,763

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

During December 2006, the Company received proceeds from the sale of net operating losses through the New Jersey Technology Business Tax Certified Transfer Program (the “Tax Transfer Program”). Through the Tax Transfer Program, the Company sold $224,160 of net operating loss benefits and received $206,207 of net proceeds from this sale.

During December 2005, the Company received proceeds from the sale of net operating losses through the New Jersey Technology Business Tax Certified Transfer Program (the “Tax Transfer Program”). Through the Tax Transfer Program, the Company sold $265,450 of net operating loss benefits and received $228,287 of net proceeds from this sale.
Note 6.	Stockholders’ Equity Transactions

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

During the year ended December 31, 2006, the Company issued stock in settlement of a debt agreement. The Company issued 640,369 shares of common stock to settle $75,000 of debt and interest accrued on the note.

GENELINK, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2006 AND 2005
During the year ended December 31, 2005, the Company issued 2,250,000 shares of common stock and 1,500,000 warrants to purchase common stock for cash consideration of $450,000. This is pursuant to the private placement offerings in 2005. Using the Black-Scholes methodology, the warrants were valued at $300,000.

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

SFAS 123R requires the recognition of the fair value of stock at the dates stock options are granted to employees at exercise prices equal to the fair market value of our stock at the dates of grant. Generally, options are fully vested within three years from the grant date and have a term of 10 years. Performance awards are granted to officers and key employees are payable in shares of common stock. The number of performance award shares actually issued, if any, varies depending on the achievement of certain performance goals. In general, performance grants vest ratably over the service period. The Company recognizes the stock-based compensation expense over the requisite service period of the individual grantees, which generally equals the vesting period. The Company provides newly issued shares and treasury stock to satisfy stock option exercise and for the issuance of performance awards.

Prior to January 1, 2005, the Company followed Accounting Principles Board (APB) Opinion 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for its stock options and performance awards.

The Company has elected the modified prospective transition method for adopting SFAS 123R. Under this method, the provisions of SFAS 123R apply to all awards granted or modified after the date of adoption. In addition, the unrecognized expense of awards not yet vested at the date of adoption, determined under the original provisions of SFAS 123, shall be recognized in net income in the periods after adoption. The Company determined it did not need to recognize additional stock-based compensation for the years ended December 31, 2006 and 2005.

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

A summary of the status of the Company’s stock options and warrants as of December 31, 2006 and 2005, and changes during the years ending of those dates are presented below:

	2006		2005
		Weighted		Weighted
		Average		Average
		Exercise		Exercise
	Shares	Price	Shares	Price
Options/warrants outstanding at beginning of year	16,905,821	$0.44	20,818,937	$0.51
Granted	1,640,000	0.05	3,010,704	0.23
Exercised	—	—	—	—
Expired	(3,552,834)	(0.49)	(3,323,820)	(0.31)
Cancelled	—	—	(3,600,000)	(0.79)

Options/warrants outstanding at end of year	14,992,987	$0.38	16,905,821	$0.44

Options/warrants exercisable at end of year	14,954,306		16,703,149
Weighted-average fair value of options granted during the year		$0.04		$0.11

GENELINK, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2006 AND 2005
The following table summarizes information about stock options and warrants outstanding at December 31, 2006:

		Weighted-Average
	Number	Remaining
Exercise	Outstanding	Contractual Life	Exercisable
Price	at 12/31/06	(Years)	Warrants

0.05	1,640,000	4.61	1,640,000
0.20	4,307,704	3.07	4,307,704
0.25	565,000	2.71	565,000
0.40	2,953,000	1.54	2,947,659
0.45	920,000	1.12	920,000
0.50	1,169,167	1.49	1,135,827
0.60	2,206,250	1.89	2,206,250
0.75	387,500	0.77	387,500
1.00	844,366	0.44	844,366

	14,922,987		14,954,306

Had compensation cost of GeneLink, Inc.’s incentive stock options issued to officers been determined based on the fair value of options at the dates of award under the fair value method of SFAS 123, the Company’s net loss and net loss per common share would have been reduced to the proforma amounts indicated below:

	2006	2005

Net loss:
As reported	$(577,761)	$(1,052,870)
Additional stock-based compensation	—	—
Proforma	(577,761)	$(1,052,870)

Net loss per common share:
As reported	$(0.01)	$(0.03)
Additional stock-based compensation	—	—
Proforma	(0.01)	(0.03)
Significant assumptions used to calculate the fair value of all options issued for services are as follows:

Risk free interest rate of return	7%
Expected option life	4-5.5 yrs.
Expected dividends	$0.00
Expected volatility	50%

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

Earnings per share is calculated under the provisions of Statement of Financial Accounting Standards (SFAS) No. 128 “Earnings Per Share.”

Basic EPS is calculated using the weighted average number of common shares outstanding for the period and diluted EPS is computed using the weighted average number of common shares and dilutive common equivalent shares outstanding. Given that the Company is in a loss position, there is no difference between basic EPS and diluted EPS since the common stock equivalents would be antidilutive.

	2006	2005

Net loss	$(577,671)	$(1,052,870)

Weighted average number of common shares outstanding for computing basic earning per share	38,861,637	35,806,407
Dilutive effect of warrants and stock options after application of the treasury stock method	—	—
Weighted average number of common shares out-standing for computing diluted earnings per share	38,861,637	35,806,407

Net loss per share — basic and diluted	$(0.01)	$(0.03)

The following common stock equivalents are excluded from the earnings per share calculation as their effect would have been antidulitive:

	Years Ended December 31
	2006	2005

Warrants and stock options	14,922,987	16,905,821

Note 8.	Advertising

The Company expenses the production costs of advertising when incurred. Advertising expense was $14,369 and $209,370 for the years ended December 31, 2006 and 2005, respectively.

GENELINK, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2006 AND 2005
Note 9.	Rent

The Company leases its offices in Jersey City, New Jersey.

Note 10.	Related Party Transactions and Convertible Secured Promissory Notes

In January 2006 the Company entered into an Exclusivity and Indemnity Agreement with First Equity Capital Securities, Inc. (“First Equity”), pursuant to which the Company granted First Equity the exclusive right to assist the Company in raising between $200,000 and $2,000,000 in debt financing and agreed to indemnify First Equity from any claims made as a result of First Equity providing services to or on behalf of the Company. This exclusive arrangement continued through May 2006. Kenneth R. Levine, a holder of greater than five percent (5%) of the Company’s outstanding common stock, is a principal and officer of First Equity.

In May 2006, December 2006 and January 2007, pursuant to the terms of a Convertible Secured Loan Agreement, dated as of May 12, 2006 (as amended and supplemented, the “Loan Agreement”), the Company issued $877,890 principal amount of Notes.

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

Short Term Loans Payable

As of December 31, 2006, the Company has various shareholders of the Company who provided short term obligations, as follows:

GENELINK, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2006 AND 2005

	2006	2005
Note payable, due July 27, 2005 with interest at 6%. All interest and principal due at maturity. Repayment terms extended past due date by agreement.	$—	$12,586
Note payable, due January 1, 2005 with interest at 6%. All interest and principal due at maturity.	—	—
Note payable, due July 28, 2005 with interest at 6%. All interest and principal due at maturity. Repayment terms extended past due date by agreement.	—	5,275
Note payable, due no specific maturity with no stated interest. All interest and principal due at maturity.	10,000	10,000
Note payable, no specific maturity with no stated Interest. All interest and principal due at maturity.	8,000	—

	18,000	27,681
Less: Discount for warrants issued	(—)	(—)

Total short term loans payable	$18,000	$27,861

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

Convertible Secured Promissory Notes Payable

As of December 31, 2006, the Company has various shareholders of the Company who provided convertible secured promissory note obligations, as follows:

GENELINK, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2006 AND 2005

	2006	2005
Notes payable, due May 12, 2011 with interest at 12%. All interest and principal due at maturity. All Company assets pledged as collateral.	$827,890	$—

	827,890	—

Less: Debt proceeds not received	(205,000)	—

Total short term loans payable	$622,890	—

In connection with issuance of the convertible secured promissory notes, the Company has recognized debt issuance costs of $180,898 that are being amortized over the term of the notes. As of December 31, 2006, the unamortized debt issuance costs are $165,912 and are included in “Other assets” on the balance sheet.

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

The following table sets forth the net revenues, operating expenses and pre-tax earnings of our segments for the year ended December 31, 2006 and 2005:

	GeneLink	Dermagenetics
	Inc.	Inc.
2006
Net Revenues	$57,333	$118,341

Operating expenses	765,815	196,445

Other income	2,011	697

Pre-tax earnings (loss)	(500,264)	(77,407)

2005
Net Revenues	$108,053	$288,870

Operating expenses	1,242,348	435,732

Other income	—	—

Pre-tax earnings (loss)	(1,134,295)	(146,862)

GENELINK, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2006 AND 2005
Note 12.	Going Concern

The Company’s financial statements are prepared using generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company incurred a net operating loss of $577,671 and $1,052,870 for the years ended December 31, 2006 and 2005, respectively. The Company reported a deficit of $11,114,084 and $10,536,413 as of December 31, 2006 and 2005, respectively. The Company has announced marketing plans to enhance sales and, as a result, management believes that they will be able to generate sufficient revenue and cash flow for the Company to continue as a going concern. Should the Company be unable to continue as a going concern, assets and liabilities would require restatement on a liquidation basis that would differ materially from the going concern basis.

Note 13.	Commitments and Contingencies

Effective October 14, 2005, the Company terminated the employment of John R. DePhillipo, the Company’s former Chief Executive Officer and Chief Financial Officer and a former director of the Company. Mr. DePhillipo commenced two lawsuits allegedly arising out of his termination by the Company.

In an Action filed in the United States District Court for the Eastern District of Pennsylvania John R. DePhillipo v. Robert P. Ricciardi, Civil Action No. 05-5906, Mr. DePhillipo alleged that Dr. Ricciardi, a Director and Officer of the Company, (1) caused Mr. DePhillipo’s employment with the Company to be wrongfully terminated and therefore is personally liable for all severance owed Mr. DePhillipo, in the amount of at least $75,000; (2) was personally liable for Mr. DePhillipo’s unpaid back salary of $84,000 simply because Dr. Ricciardi is an officer and/or director of the Company; and (3) acted sufficiently maliciously to justify punitive damages being assessed against Dr. Ricciardi of $10,000,000. Under the terms of the Company’s By-laws and Pennsylvania law, the Company is obligated both to reimburse Dr. Ricciardi for his costs of defending this action and is required to advance him the costs of the expense of such a defense. Counsel for Dr. Ricciardi entered an answer to this action and subsequently the action against Dr. Ricciardi was dismissed with prejudice in March 2006. There is thus no further contingent liability with regard to this matter.

In a separate Action filed by Mr. DePhillipo against the Company in November 2005 in the Superior Court of New Jersey, Law Division, Atlantic County, John R. DePhillipo v. GeneLink, Inc., Docket No. ATL-L-7479-05, Mr. DePhillipo has alleged that his termination by the Company “for cause” was improper and therefore he is entitled to in excess of $1,500,000 in severance pay under the terms of an employment agreement, allegedly entered into effective January 1, 2005 (the “Employment Agreement”) and an additional $84,000 in accrued and unpaid compensation. The Company has filed an Answer denying the material allegations of the Complaint and asserting a number of affirmative defenses. The Company believes

GENELINK, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2006 AND 2005
Mr. DePhillipo’s claims are without merit and intends to vigorously defend against those claims. The Company has also filed counterclaims against Mr. DePhillipo for breach of fiduciary duty, conversion, negligent misrepresentation and unjust enrichment while Mr. DePhillipo served as the Company’s Chief Executive Officer, President and Chief Financial Officer. The counterclaims seek recovery in excess of that sought by Mr. DePhillipo in the Complaint.

The Company has received a notice of an alleged patent infringement from an Australian bioscience company. It is the opinion of patent counsel that there is no infringement, and that in the event there is an infringement, management believes it will not have a material effect on the Company’s business and financial position.

Note 14.	Subsequent Events

In January 2007, the Company received $205,000 on account of the convertible secured promissory notes receivable and sold an additional $50,000 of Notes and issued 275,000 shares in connection therewith. In January 2007, holders of Notes converted $121,131 of Notes into 2,422,625 shares of Common Stock at a conversion price of $0.05 per share.

Note 15.	Quarterly Results of Operations (unaudited)

Below is a summary of the quarterly results of operations for each quarter of the years ended December 31, 2006 and 2005:

	First	Second	Third	Fourth
2006
Sales	$47,711	$35,642	$59,122	$33,199
Gross profit	30,962	14,556	33,206	(31,529)
Net income (loss)	(229,491)	(255,928)	(138,698)	(46,456)

Net income (loss) per common share	(0.01)	(0.01)	(0.008)	(0.001)

2005
Sales	$55,581	$133,602	$76,850	$30,000
Gross profit	125,674	76,126	37,400	(71,672)
Net income (loss)	(371,488)	(361,123)	(282,574)	(37,685)

Net income (loss) per common share	(0.01)	(0.01)	(0.008)	(0.001)

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
     None.
ITEM 8A. CONTROLS AND PROCEDURES.
Evaluation of Disclosure Controls and Procedures
     The Company maintains disclosure controls and other procedures that are designed to ensure that information required to be disclosed in its Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
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
Change In Internal Controls
     There were no changes in the Company’s internal controls over financial reporting or, to the knowledge of the Company’s management, in other factors that have materially affected or are reasonably likely to materially affect internal controls over financial reporting during the fiscal quarter ended December 31, 2006.

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
     Mr. Taylor currently is the Chief Executive Officer and Acting Chief Financial Officer and a director of the Company. Mr. Taylor joined the Company as Director of Business Development in 2001. In such role, Mr. Taylor has focused his efforts in rolling at the Company’s products and technologies to the skin-care, skin health and nutrition industries worldwide. Prior to joining the Company, Mr. Taylor was a senior management consultant specializing in strategic marketing plans, business development and marketing communications for mid-size and Fortune 500 companies. Mr. Taylor received a masters degree in business administration from the Crummer School of Business at Rollins College.
     Dr. Ricciardi is currently the Chief Science Officer and a director of the Company. Dr. Robert Ricciardi is also Professor of Microbiology at the University of Pennsylvania. Dr. Ricciardi received his Ph.D. from the University of Illinois at Urbana and went on to Brandeis University and Harvard Medical School in the Department of Biological Chemistry where he was a Fellow of the American Cancer Society and a Charles A. King Trust Fellow. He developed one of the first techniques in molecular biology that has been widely used to map genes. While most of his research has centered on mechanisms of cancer, Dr. Ricciardi has developed and patented recombinant delivery systems for use as vaccines and new methods for identifying chemical therapeutics. Dr. Ricciardi has served as a consultant to The National Institutes of Health, Smith Kline and Beckman’s Department of Molecular Genetics, and Children’s Hospital of Philadelphia’s Department of Infectious Disease. He has authored 85 publications and was a NATO Visiting Professor at Ferrara Medical School in Italy. Dr. Ricciardi has been an invitational speaker at numerous scientific meetings and universities.

     Dr. Kasten is the Executive Chairman of the Board. Dr. Kasten has been a scientific advisor to the Company since 1999 and a member of the Company’s Advisory Committee since 2001. Dr. Kasten is a graduate of Miami University (Oxford Ohio), BA Chemistry 1967, and the Ohio State University College of Medicine MD 1971. His residency was served at the University of Miami, Florida and fellowships at the National Institutes of Health Clinical Center and National Cancer Institute, Bethesda, Maryland. Dr. Kasten is a Diplomat of the American Board of Pathology with Certification in Anatomic and Clinical Pathology with sub-specialty certification in Medical Microbiology. Dr. Kasten is an author of “Infectious Disease Handbook” 1st through 5th Editions 1994-2003 and the “Laboratory Test Handbook” 1st through 4th Editions 1984-1996 published by Lexi-Comp Inc., Hudson, Ohio. Dr. Kasten has been active with the College of American Pathologists (CAP) serving as Chairman of its Publication Committee from 1985-1993, its Management Resources Committee from 1993-1998 and its Chairman Internet Editorial Board from 1999-2003. Dr. Kasten received the College of American Pathologists Presidents Medal Awarded for Outstanding Service in 1989 and the College of American Pathologists Frank W. Hartman Award, in 1993 for Meritorious Service to the College (Founding CAP Today) the organization’s highly successful monthly tabloid magazine. Dr. Kasten’s professional staff appointments have included the Cleveland Clinic, Northeastern Ohio Universities College of Medicine, the Bethesda Hospitals and Quest Diagnostics. Dr. Kasten served eight years, 1996-2004, at Quest Diagnostics Incorporated [NYSE-DGX], where he was Chief Laboratory Officer; Vice-President of Business Development for Science and Medicine and Vice-President of Medical Affairs of a Quest Diagnostics wholly-owned subsidiary, MedPlus Inc. Dr. Kasten joined SIGA Technologies, Inc. [NASDAQ-SIGA] as a Board of Directors member in May 2003, and accepted the appointment as SIGA’s Chief Executive Officer in July of 2004, serving through April 2006. Dr. Kasten is Chairman of the Board of Cleveland Bio Labs Inc. [NASDAQ-CBLI], and also serves on the Board of Directors of SeraCare Life Sciences, CytoLogic Inc, Lexi-Comp Inc, Riggs-Heinrich Media Inc, Highway Composites LLC, Monroeville Industrial Molding Inc, PIPO Inc and Cleveland Bio Labs Inc.
     Mr. Hoekstra is a management consultant, organizational therapist and co-founder of Team Architects, an international management and relationship skills training company. Mr. Hoekstra is a co-creator and a certified instructor for “Redirecting Corporate America,” a management training course offered world wide since 1991. Formerly, he was the V.P. of Sales for U.S. Medical and President of the Hoekstra Agency. Mr. Hoekstra graduated from Loyola University, New Orleans with a B.S. In Psychology (Cum Laude).
     Mr. Souza has been a business consultant with the Company since October 2004, working primarily with the Company’s Dermagenetics, Inc. subsidiary as Director of Business Development. In the past 20 years, Mr. Souza has owned and operated manufacturing and distribution companies in the packaging and cosmetics fields, doing business with Fortune 100 and 500 companies as well as retail spa outlets. Mr. Souza has held executive management positions in both the public and private sectors where he was responsible for operations, business development and mergers and acquisitions, and also has an extensive background in sales and marketing. Mr. Souza received a Bachelor of Science from Rochester Institute of Technology. Mr. Souza is also a Nationally Certified PT/NC.

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
     Consistent with SEC policies regarding auditor independence, the Audit Committee has responsibility for appointing, setting compensation and overseeing the work of the independent auditor. In recognition of this responsibility, the Audit Committee has established a policy to pre-approve all audit and permissible non-audit services provided by the independent registered public accounting firm. Prior to engagement of the independent auditor for the next year’s audit, management will submit a detailed description of the audit and permissible non-audit services expected to be rendered during that year for each of four categories of services described above to the Audit Committee for approval. In addition, management will also provide to the Audit Committee for its approval a fee proposal for the services proposed to be rendered by the independent auditor. Prior to the engagement of the independent auditor, the Audit Committee will approve both the description of audit and permissible non-audit services proposed to be rendered by the independent auditor and the budget for all such services. The fees are budgeted and the Audit Committee requires the independent registered public accounting firm and management to report actual fees versus the budget periodically throughout the year by category of service.
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
Nominating Committee
     The Board of Directors has not created a standing Nominating Committee. The directors are or have been actively involved in the Company’s business and all are able to contribute valuable insights into the identification of suitable candidates for nomination to the Board. As a result, the Company believes that it is in its best interest that the entire Board oversee the composition of the Board of Directors and therefore, the Company has not created a standing nominating committee of the Board. Recommendations to the Board of Directors are approved by a majority of directors. The full Board of Directors is responsible for identifying and evaluating individuals qualified to become Board members and to recommend such individuals for nomination. All candidates must possess an unquestionable commitment to high ethical standards and have a demonstrated reputation for integrity. Other facts considered include an individual’s business experience, education, civic and community activities, knowledge and experience with respect to the issues impacting the biogenetic industry and public companies, as well as the ability of the individual to devote the necessary time to service as a director.
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
Section 16(a) Beneficial Ownership Reporting Compliance.
     Based solely on the Company’s review of certain reports filed with the Securities and Exchange Commission pursuant to Section 16(a) of the Securities Exchange Act of 1934, as amended (the “1934 Act”), and written representations of the Company’s officers and directors, the Company believes that all reports required to be filed pursuant to the 1934 Act with respect to transactions in the Company’s Common Stock through December 31, 2006 were filed on a timely basis.
Code of Ethics.
     The Company has adopted a code of conduct that applies to all employees, including the Company’s principal executive officer, principal financial officer, principal accounting officer or controller and persons performing similar functions. A copy of the Company’s code of conduct will be provided to anyone without change upon request therefor.
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
Material Proceedings with Directors, Officers and Holders of More Than Five Percent of the Common Stock of the Company; Resignation of Directors
     Effective October 14, 2005, the Company terminated the employment of John R. DePhillipo, the Company’s former Chief Executive Officer and Chief Financial Officer and a former member of the Board of Directors of the Company. Mr. DePhillipo commenced a lawsuit against the Company allegedly arising out of his termination by the Company for “cause,” as defined in his Employment Agreement with the Company.
     In an Action filed by Mr. DePhillipo against the Company in November 2005 in the Superior Court of New Jersey, Law Division, Atlantic County, John R. DePhillipo v. GeneLink, Inc., Docket No. ATL-L-7479-05, Mr. DePhillipo has alleged that his termination by the

Company “for cause” was improper and therefore he is entitled to in excess of $1,500,000 in severance pay under the terms of an employment agreement that Mr. DePhillipo alleges was entered into effective January 1, 2005 (the “Employment Agreement”), and an additional $84,000 in accrued and unpaid compensation. The Company has filed an Answer denying the material allegations of the Complaint and asserting a number of affirmative defenses. The Company believes Mr. DePhillipo’s claims are without merit and intends to vigorously defend against those claims. The Company has also filed counterclaims against Mr. DePhillipo for breach of fiduciary duty, conversion, negligent misrepresentation and unjust enrichment while Mr. DePhillipo served as the Company’s Chief Executive Officer, President and Chief Financial Officer. The counterclaims seek recovery in excess of that sought by Mr. DePhillipo in the Complaint.
     On January 18, 2007, Mr. DePhillipo resigned as a director of the Company. Mr. DePhillipo in a letter to the Board of Directors of the Company alleged that the Company has not properly accounted for or disclosed its source for funding the costs of the litigation described above and alleged that a third party must be funding the litigation; alleged that the terms of the recent financing undertaken by the Company are unfair to the Company’s shareholders and amounted to the sale of the Company without shareholder approval; and alleged that the use of the proceeds of the financings are not adequately described, including any use of the proceeds to fund the costs of the litigation.
     The Board of Directors categorically denies each of Mr. DePhillipo’s unsubstantiated allegations and states that they are completely unfounded. The Board of Directors expressly confirms that the Company has not entered into an agreement with any third party to fund the litigation or taken any steps which would amount to a sale of the Company without shareholder approval. The Board of Directors further notes that Mr. DePhillipo’s resignation was pre-textual and tendered only after notice to Mr. DePhillipo that he was not part of the proposed slate of nominees to a newly constituted Board of Directors and after a meeting of the Board of Directors during which Mr. DePhillipo was not appointed and elected as a nominee to remain on the Board of Directors following the Annual Meeting.
REPORT FROM THE AUDIT COMMITTEE
     The entire Board of Directors acts as the Audit Committee for the year ended December 31, 2006. The Audit Committee does not have an audit committee financial expert. The Company has not been able to attract qualified members to serve on its Board of Directors who would be independent and who would qualify as financial experts. The Audit Committee is responsible for considering management’s recommendation of independent certified public accountants for each fiscal year, recommending the appointment or discharge of independent accountants to the board of directors and confirming the independence of the accountants. It is also responsible for reviewing and approving the scope of the planned audit, the results of the audit and the accountants’ compensation for performing such audit, reviewing the Company’s audited financial statements, and reviewing and approving the Company’s internal accounting controls and discussing such controls with the independent accountants.
     In connection with the audit of the Company’s financial statements for the year ended December 31, 2006, the Audit Committee met with representatives from Buckno, Lisicky & Company, the Company’s independent auditors. The Audit Committee reviewed and discussed with the Company’s financial management and financial structure, as well as the matters relating to the audit required to be discussed by Statements on Auditing Standards 61 and 90.
     In addition, the Audit Committee reviewed and discussed with the Company’s management the Company’s audited financial statements relating to year ended December 31, 2006.
     Based upon the review and discussions described above, the Audit Committee recommended to the Board of Directors that the Company’s financial statements audited by Buckno, Lisicky & Company be included in the Company’s Annual Report on Form 10-KSB for year ended December 31, 2006.

Robert Hoekstra Dr. Bernard L. Kasten, Jr. Robert P. Ricciardi, Ph.D. John H. Souza Monte E. Taylor, Jr.

ITEM 10. EXECUTIVE COMPENSATION
SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)		All Other Compensation ($)		Total ($)

Monte E. Taylor, Jr. Chief Executive Officer(1)	2006	$90,000		$22,486	(2)	$112,486
	2005	$90,000		$20,795	(2)	$110,796

Robert P. Ricciardi, Ph.D., Chief Science Officer	2006	$116,924	(3)	—		$116,924
	2005	$106,294	(3)	—		$106,294

(1)	Mr. Taylor was appointed Chief Executive Officer effective October 14, 2005.

(2)	Represents the cost of health insurance premiums provided from the Company.

(3)	This amount has accrued but has not been paid. As of December 31, 2006, the Company owed Dr. Ricciardi an aggregate of $656,155 for compensation earned but not received.
OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END
     The named executive officers did not receive any option or other equity awards in 2006 and do not hold any options or other equity awards as of December 31, 2006.
DIRECTOR COMPENSATION
     Directors are not compensated for their service as directors of the Company.
Employment Agreements with Executive Officers
     The company entered into a consulting agreement with Dr. Ricciardi on February 24, 1998, which provides for annual compensation of $116,924 in 2006, a ten percent (10%) increase in compensation each year, continues for year to year, and requires Dr. Ricciardi to perform eight (8) hours of consulting services per week. The company has never had sufficient funds to pay dr. Ricciardi his compensation and as of December 31, 2006, the company owed Dr. Ricciardi $656,155 in accrued compensation. Dr. Ricciardi’s consulting agreement provides for a change in control payment equal to two times the compensation in effect.

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
     The beneficial owners and amount of securities beneficially owned have been determined in accordance with Rule 13d-3 under the Exchange Act and, in accordance therewith, includes all shares of the Company’s Common Stock that may be acquired by such beneficial owners within 60 days of February 28, 2007 upon the exercise or conversion of any options, warrants or other convertible securities. This table has been prepared based on 44,104,055 shares of Common Stock outstanding on February 28, 2007. Unless otherwise indicated, each person or entity named below has sole voting and investment power with respect to all Common Stock beneficially owned by that person or entity, subject to the matters set forth in the footnotes to the table below. Unless otherwise stated, the beneficial owners exercise sole voting and/or investment power over their shares.

	Number of Shares		Approximate Percentage
Name	Beneficially Owned		Of Stock Outstanding
John R. and Maria D. DePhillipo	4,716,585	(1)	10.7%
100 S. Thurlow Avenue
Margate, New Jersey 08402

Dr. Bernard L. Kasten, Jr.	3,512,859	(2)	7.5%
113 Pavonia Avenue, #313
Jersey City, New Jersey 07310

Kenneth R. Levine	2,935,632	(3)	6.7%
1776 Broadway
Suite 2000
New York, New York 10019

Robert Hoekstra	2,784,696	(4)	6.1%
113 Pavonia Avenue, #313
Jersey City, New Jersey 07310

Robert P. Ricciardi, Ph.D.	2,710,000		6.1%
113 Pavonia Avenue, #313
Jersey City, New Jersey 07310

John H. Souza	1,490,331	(5)	3.3%
113 Pavonia Avenue, #313
Jersey City, New Jersey 07310

	Number of Shares		Approximate Percentage
Name	Beneficially Owned		Of Stock Outstanding
Monte E. Taylor, Jr.	27,750	(6)	*
113 Pavonia Avenue, #313
Jersey City, New Jersey 07310

Directors and Officers as a	10,525,636	(2)(4)(5)(6)	21.4%
Group

(1)	Includes 3,235,885 shares of Common Stock held by John R. DePhillipo and 1,010,700 shares of Common Stock held by Maria D. DePhillipo, his wife. Mr. DePhillipo disclaims beneficial ownership of the shares held by Maria D. DePhillipo. Includes 470,000 shares of Common Stock held by various family trusts for which Mrs. DePhillipo is the trustee, and each of Mr. and Mrs. DePhillipo disclaim any beneficial ownership of those shares.

(2)	Includes 2,533,299 shares of Common Stock issuable upon the conversion of Notes. As of February 28, 2007 Dr. Kasten held $126,664.92 of principal and accrued interest of Notes, which convert into Common Stock at $0.05 per share.

(3)	Includes 435,000 shares of Common Stock held by First Equity Capital Securities, Inc., of which Mr. Levine is a principal.

(4)	Includes 1,113,296 shares of Common Stock issuable upon the conversion of Notes. As of February 28, 2007, Mr. Hoekstra held $55,664.79 of principal and accrued interest of Notes, which convert into Common Stock at $0.05 per share. Includes currently exercisable warrants to acquire 270,455 shares of Common Stock. Includes 647,000 shares of Common Stock and warrants to exercise 500,000 shares of Common Stock held by a family trust for which Mr. Hoekstra is a trustee. Mr. Hoekstra disclaims beneficial ownership of those shares and warrants.

(5)	Includes currently exercisable warrants to acquire 605,661 shares of Common Stock.

(6)	Include 16,000 shares held by Mr. Taylor and various family members in joint tenancy.

(*)	Less than 1%.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
     In May 2006, December 2006 and January 2007, pursuant to the terms of a Convertible Secured Loan Agreement, dated as of May 12, 2006 (as amended and supplemented, the “Loan Agreement”), the Company issued $877,890.40 principal amount of Notes.
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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
     Buckno, Lisicky & Company was the Company’s independent public accountant for 2006 and 2005.
Fees for Independent Auditors for Fiscal Years 2006 and 2005
     Set forth below are the fees billed for services rendered by Buckno, Lisicky & Company in 2006 and 2005.

	2005	2006
Audit Fees	$22,000	$22,000
Audit-Related Fees	0	0

Tax Fees	0	0
All Other Fees	0	0

Total Fees	$22,000	$22,000

     Audit fees consist of fees billed for professional services rendered by the Company’s independent accountant for the audit of the Company’s annual financial statements, review of financial statements included in quarterly reports on Form 10-QSB and services that are normally provided by the independent accountant in connection with statutory and regulatory filings or engagements.
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

GENELINK, INC. Registrant
Date: October 15, 2007	By:	/s/ Monte E. Taylor, Jr.
Monte E. Taylor, Jr.,
Chief Executive Officer

     In accordance with the Exchange Act this report has been signed below by the following persons on behalf of the registrant and in the capacities and the dates indicated.

Signatures	Capacity	Date

/s/ Monte E. Taylor, Jr. Monte E. Taylor Chief Executive Officer	Principal Executive Officer, Principal Financial Officer and Director	October 15, 2007

/s/ Robert P. Ricciardi Robert P. Ricciardi, Ph.D. Director	Director	October 15, 2007

/s/ Bernard L. Kasten, Jr. Dr. Bernard L. Kasten, Jr.	Executive Chairman and Director	October 15, 2007

/s/ Robert Hoekstra Robert Hoekstra	Director	October 15, 2007

/s/ John H. Souza John H. Souza	Director	October 15, 2007