Form 10QSB/A
period 2007-03-31
GENELINK INC
filed 2007-10-16
CIK 941020

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-QSB/A
QUARTERLY REPORT FOR THE QUARTERLY PERIOD
ENDED MARCH 31, 2007
COMMISSION FILE NO. 0-28077
GENELINK, INC.

(Name of Small Business Issuer in its charter)

PENNSYLVANIA	23-2795613

(State or other jurisdiction of incorporation or organization	(I.R.S. Employer Identification No.)

Newport Financial Center 113 Pavonia Avenue, #313
Jersey City, NJ	07310

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

EXPLANATORY NOTE
     This amendment on Form 10-QSB/A (the “Amendment”) amends GeneLink, Inc.’s quarterly report on Form 10-QSB for the quarter ended March 31, 2007, as initially filed with the Securities and Exchange Commission on May 15, 2007 (the “Form 10-QSB”).
     The Company has expanded and enhanced the Controls and Procedures disclosure in Item 3.
     The filing of this Amendment shall not be deemed an admission that the original Form 10-QSB, when filed, included any untrue statement of material fact or omitted to state a material fact necessary to make a statement not misleading.
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
Certificate of the Acting Chief Executive Officer and Acting Chief Financial Officer
Certification pursuant to 18 U.S.C. Section 1350

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     Statements in this Report that relate to future results and events are based on the Company’s current expectations. Actual results in future periods may differ materially from those currently expected or desired because of a number of risks and uncertainties. For a discussion of factors affecting the Company’s business and prospects, see “Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Factors Affecting the Company’s Business and Prospects.”
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
     With the participation of management, the Company’s Chief Executive Officer and Acting Chief Financial Officer evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures at the conclusion of the fiscal quarter ended March 31, 2007. Based upon this evaluation, the Chief Executive Officer and Acting Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective in ensuring that material information required to be disclosed is included in the reports that it files with the Securities and Exchange Commission.
Change In Internal Controls
     There were no changes in the Company’s internal controls over financial reporting or, to the knowledge of the Company’s management, in other factors that have materially affected or are reasonably likely to materially affect internal controls over financial reporting during the fiscal quarter ended March 31, 2007.
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
Monte E. Taylor, Jr.,
Chief Executive Officer and Acting Chief Financial Officer