Form 10QSB/A
period 2007-06-30
GENELINK INC
filed 2007-10-16
CIK 941020

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-QSB/A
QUARTERLY REPORT FOR THE QUARTERLY PERIOD
ENDED JUNE 30, 2007
COMMISSION FILE NO. 0-28077
GENELINK, INC.

(Name of Small Business Issuer in its charter)

PENNSYLVANIA	23-2795613
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

Newport Financial Center
123 Town Square Place, #313
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

EXPLANATORY NOTE
     This amendment on Form 10-QSB/A (the “Amendment”) amends GeneLink, Inc.’s quarterly report on Form 10-QSB/A for the quarter ended June 30, 2007, as initially filed with the Securities and Exchange Commission on August 14, 2007 (the “Form 10-QSB”).
     The Company has expanded and enhanced the Controls and Procedures disclosure in Item 3.
     The filing of this Amendment shall not be deemed an admission that the original Form 10-QSB, when filed, included any untrue statement of material fact or omitted to state a material fact necessary to make a statement not misleading.

Page
PART I. FINANCIAL INFORMATION
ITEM 1 Financial Statements.
Consolidated Balance Sheets at June 30, 2007 (unaudited) and December 31, 2006	3
Consolidated Statements of Income for the three months and six months ended June 30, 2007 and 2006 (unaudited)	4
Consolidated Statements of Cash Flows for the six months ended June 30, 2007 and 2006 (unaudited)	5-6
Notes to Interim Consolidated Financial Statements	7-9
Certification of Chief Executive Officer and Chief Financial Officer
Certification pursuant to 18 U.S.C. Section 1350

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

The accompanying notes are an integral part of the consolidated financial statements

GENELINK, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For The	For The	For The	For The
	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	June 30, 2007	June 30, 2006	June 30, 2007	June 30, 2006

REVENUE	$27,682	$35,642	$59,067	$83,337
COST OF GOODS SOLD	20,747	21,086	45,870	27,728

GROSS PROFIT	6,935	14,556	13,197	55,609

EXPENSES
Selling, general and administrative	124,090	151,652	275,975	258,664
Consulting	36,000	44,730	67,648	90,810
Professional fees	57,205	54,904	221,320	141,092
Advertising and promotion	662	6,245	4,896	8,494
Amortization and depreciation	14,174	12,963	28,348	25,815

	232,131	270,494	598,187	524,875

NET LOSS BEFORE PROVISION FOR INCOME TAXES	(225,196)	(255,938)	(584,990)	(469,266)

PROVISIONS FOR INCOME TAXES	0	0	0	0

NET LOSS	$(225,196)	$(255,938)	$(584,990)	$(469,266)

NET LOSS PER SHARE, BASIC AND DILUTED	$(0.01)	$(0.01)	$(0.01)	$(0.01)

Weighted average common shares and diluted potential common shares	44,703,974	38,640,897	42,998,189	37,265,156

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

2 —	BASIS OF PRESENTATION

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

4 — SUBSEQUENT EVENT
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
Change In Internal Controls
     There were no changes in the Company’s internal controls over financial reporting or, to the knowledge of the Company’s management, in other factors that have materially affected or are reasonably likely to materially affect internal controls over financial reporting during the fiscal quarter ended June 30, 2007.
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