Form 10QSB
period 2007-09-30
GENELINK INC
filed 2007-11-14
CIK 941020

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-QSB
QUARTERLY REPORT FOR THE QUARTERLY PERIOD
ENDED SEPTEMBER 30, 2007
COMMISSION FILE NO. 0-28077
GENELINK, INC.
(Name of Small Business Issuer in its charter)

PENNSYLVANIA	00-30518	23-2795613

(State or other jurisdiction of incorporation or organization)	(Commission File No.)	(I.R.S. Employer Identification No.)
Newport Financial Center, 123 Town Square Place, # 313, Jersey City, NJ 07310
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

Number of Shares of Common Stock Outstanding on November 1, 2007	47,256,594
     Transitional Small Business Disclosure Format    Yes ☐     No ☑

GENELINK, INC.

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements.

Consolidated Balance Sheets at September 30, 2007 (unaudited) and December 31, 2006	3

Consolidated Statements of Operations for the three months and nine months ended September 30, 2007 and 2006 (unaudited)	4-5

Consolidated Statements of Cash Flows for the nine months ended September 30, 2007 and 2006 (unaudited)	6-7

Notes to Financial Statements	8-10
Certification of Chief Executive Officer and Chief Financial Officer
Certification pursuant to 18 U.S.C. Section 1350

GENELINK, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	September 30, 2007	December 31, 2006
ASSETS
Current Assets
Cash	$44,760	$149,695
Accounts receivable	31,943	32,185
Inventory	4,156	5,772
Prepaid expenses	11,273	14,421

Total current assets	92,132	202,073

Property and equipment	110,281	131,645
Other assets	377,595	380,675

Total assets	$580,008	$714,393

LIABILITIES
Current liabilities
Accounts payable and accrued expenses	$447,430	$365,590
Deferred revenue	3,265	15,481
Loans payable	118,000	18,000

Total current liabilities	568,695	399,071

Convertible secured promissory notes payable	828,812	622,890
Accrued compensation	144,168	710,323

Total liabilities	1,541,675	1,732,284

STOCKHOLDERS’ EQUITY (DEFICIT)
Common stock, par value $0.01 per share; authorized: 125,000,000 shares and 75,000,000 as of September 30, 2007 and December 31, 2006, respectively; issued: 45,425,863 and 41,738,988 shares as of September 30, 2007 and December 31, 2006, respectively; outstanding: 45,019,682 and 41,332,814 shares as of September 30, 2007 and December 31, 2006, respectively	454,259	417,390
Additional paid-in capital	7,611,291	6,982,849
Stock warrants	3,537,659	3,011,009
Accumulated deficit	(12,249,821)	(11,114,084)
Treasury stock, 406,169 shares as of September 30, 2007 and December 31, 2006, at cost	(315,055)	(315,055)

Total shareholders’ equity (deficiency)	(961,667)	(1,017,891)

Total liabilities and shareholders’ equity (deficiency)	$580,008	$714,393

The accompanying notes are an integral part of the consolidated financial statements

GENELINK, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

Three months ended September 30,	2007	2006

REVENUE	$26,150	$59,122
COST OF GOODS SOLD	11,608	25,916

GROSS PROFIT	14,542	33,206

EXPENSES
Selling, general and administrative	78,386	91,892
Fair value of options and warrants granted	363,400	0
Consulting	21,000	34,265
Professional fees	44,901	14,803
Advertising and promotion	1,580	1,450
Interest expense	41,847	20,701
Amortization and depreciation	14,175	8,793

	565,289	171,904

NET LOSS BEFORE PROVISION FOR INCOME TAXES	(550,747)	(138,698)

PROVISIONS FOR INCOME TAXES	0	0

NET LOSS	$(550,747)	$(138,698)

NET LOSS PER SHARE BASIC AND DILUTED	$(0.01)	$(0.003)

Weighted average common shares and diluted potential common shares	45,307,320	39,923,988

The accompanying notes are an integral part of the consolidated financial statements.

GENELINK, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

Nine months ended September 30,	2007	2006

REVENUE	$85,216	$142,458
COST OF GOODS SOLD	57,478	53,643

GROSS PROFIT	27,738	88,815

EXPENSES
Selling, general and administrative	266,697	296,942
Fair value of options and warrants granted	363,400	0
Consulting	88,648	138,989
Professional fees	266,221	155,895
Advertising and promotion	6,476	4,317
Interest expense	129,510	66,028
Amortization and depreciation	42,522	34,608

	1,163,474	696,779

NET LOSS BEFORE PROVISION FOR INCOME TAXES	(1,135,736)	(607,964)

PROVISION FOR INCOME TAXES	0	0

NET LOSS	$(1,135,736)	$(607,964)

NET LOSS PER SHARE BASIC AND DILUTED	$(0.02)	$(0.02)

Weighted average common shares and diluted potential common shares	43,890,272	38,073,769

The accompanying notes are an integral part of the consolidated financial statements.

GENELINK, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

Nine months ended September 30,	2007	2006

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,135,736)	$(607,964)
Adjustments to reconcile net loss to net cash used by operating activities
Depreciation and amortization	42,522	34,608
Amortization of discounts on loans payable	55,352	33,177
Common stock issued for services	0	24,326
Fair value of options and warrants granted	363,400	0
Changes in operating assets and liabilities
Accounts receivable	242	(1,487)
Inventory	1,616	(3,243)
Prepaid expenses	3,148	19,574
Other assets	0	(4,272)
Deferred revenue	(12,216)	22,148
Accounts payable and accrued expenses	91,792	(1,718)
Accrued payroll taxes	0	(7,454)
Accrued compensation	96,462	87,693

Net cash used in operating activities	(493,418)	(404,612)

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(6,633)	(18,322)
Patent acquisition costs	(37,759)	(19,114)

Net cash used by investing activities	(44,392)	(37,436)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from loans and note payable	432,875	358,541
Repayment of loans and notes payable	0	(17,861)
Proceeds relating to issuance of common stock, net	0	105,158

Net cash provided by financing activities	432,875	445,838

The accompanying notes are an integral part of the consolidated financial statements.

GENELINK, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

Nine months ended September 30,	2007	2006

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	104,935	$3,790

Cash and cash equivalents, beginning of period	149,695	15,275

Cash and cash equivalents, end of period	44,760	$19,065

SUPPLEMENTARY CASH FLOW INFORMATION
Cash paid for interest	$0	$1,165
Non-cash financing transactions
Issuance of common stock for services	$0	$24,326
Stock options and warrants granted	$363,400	$0
Common stock and stock warrants granted for fundraising	$12,938	$44,100
Conversion of bridge loan and accrued interest to convertible secured loans	$0	$207,891
Conversion of notes payable and accrued interest to common stock	$146,532	$0
Stock options granted for payment of accrued compensation	$662,617	$0
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

In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary to present fairly the information set forth in the accompanying financial statements have been included. The results reported in these financial statements for the nine-month period ended September 30, 2007 should not be regarded as necessarily indicative of results that may be expected for the year ended December 31, 2007.

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

On July 24, 2007, a noteholder converted $25,399 of principal and interest of a convertible secured promissory note into 507,988 shares of restricted common stock.

On September 30, 2007, the Company converted $662,617 of accrued compensation owed to a Board Member into a warrant to acquire 1,400,000 shares of common stock at an exercise price of $0.11 per share.

4 — NOTE PAYABLE	The Company entered into a $100,000 loan agreement payable on August 9, 2008, with interest accruing at 12% per annum. Upon the initial closing of the Company’s equity offering on November 9, 2007, the principal amount and all accrued interest of this obligation automatically converted into the Company’s common stock and warrants upon the terms of the offering. See Note 6, “Subsequent Event”, below.

5 — STOCKHOLDER’S EQUITY TRANSACTIONS	On June 1, 2007 the Company granted three executives options to acquire 3,350,000 shares of common stock at an exercise price of $.08 vesting immediately, and granted, pursuant to the Company’s 2007 Option Plan, options to acquire 3,050,000 shares of common stock at an exercise price of $.08 per share vesting in four equal annual installments commencing June 1, 2007. The Company recorded compensation expense of $329,000 related to the vested options.

On June 1, 2007, the Company granted to each member of its scientific advisory board options to acquire 140,000 shares of common stock at an exercise price of $.08 vesting immediately, and granted, pursuant to the Company’s 2007 Option Plan, options to acquire 165,000 shares of common stock at an exercise price of $.08 per share vesting in four equal annual installments commencing June 1, 2007. The Company recorded compensation expense of $24,400 related to the vested options.

On June 1, 2007, the Company granted to each member of its board options to acquire 500,000 shares of common stock at an exercise price of $.08 vesting in four equal annual installments commencing June 1, 2007 pursuant to the Company’s 2007 Option Plan. The Company recorded compensation expense of $10,000 related to the vested options.

6 — SUBSEQUENT EVENT	On November 9 and 13, 2007, the Company sold a total of $1,165,525 of Units (each unit consisting of one share of common stock and a warrant to acquire 1/4 of one share of common stock at an exercise price of $.10 per share) at a price of $.075 per unit. This amount includes $100,000 principal amount plus accrued interest of note payable (See Note 4).

A total of 15,540,328 shares of common stock of the Company and warrants to acquire a total of 3,885,082 shares of common stock were issued. The Company also paid a total of $101,502 and issued warrants to acquire 2,114,624 shares of common stock to advisors in connection with the Units. Included in this total is payment of $36,702 of fees and issuance of warrants to acquire 764,624 shares of common stock to First Equity Capital Securities, Inc. Kenneth R. Levine a holder of more than five percent of the equity of the Company is an officer and owner of First Equity Capital Securities. The Company will also be responsible for reimbursing out of pocket costs incurred by such advisors in an amount not to exceed 3% of the proceeds raised by such advisors.

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
Operating results for the nine-month period ended September 30, 2007 are not necessarily indicative of the results that may be expected for the full fiscal year ending December 31, 2007.
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
The Company has developed proprietary SNP-based genetic profiles (named GeneLink Nutragenetic ProfileTM and Dermagenetics® profiles). These profiles provide a means of predicting an individual’s inherent genetic capacity to combat such conditions as oxidative stress and other important selected areas of physiologic health. The profiles, for example, can measure a person’s potential to efficiently control oxygen free radical damage, eliminate hydrogen peroxide, protect and repair oxidized phospholipids and destroy harmful environmental compounds.
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
The Company’s Oxidative Stress (OS) Profile (US patent pending, Australian patent issued) provides a means of predicting an individual’s inherent genetic capacity to combat oxidative stress. The profile can measure a person’s potential to efficiently control oxygen free radical damage, eliminate hydrogen peroxide, protect and repair oxidized phospholipids and destroy harmful environmental compounds.
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
The Company’s has also developed a Cardiovascular Risk Profile and an Osteopenia Susceptibility Profile.
Cardiovascular disease claims more lives each year than the next five leading causes of death combined. The Company has recently developed a Cardiovascular Risk Profile, that analyzes a broad collection of genes believed to play an important part in heart health, according to the latest research. The Company’s Cardiovascular Risk Profile is designed to identify SNPs associated with increased risk of developing high blood pressure, atherosclerosis, inflammation, problems with vascular integrity and coronary artery disease.
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
The Company has developed a NQ01 SNP profile. NQ01 is a protein that contributes to the recharging Coenzyme Q10. Coenzyme Q10 is a natural compound made by the human body that helps cells produce energy and protect against free radicals that can damage DNA and other molecules of the cell. The NQ01 assessment is complete, ready to market and a provisional patent has been filed.
LIQUIDITY AND CAPITAL RESOURCES
For the nine month period ended September 30, 2007, the Company’s primary liquidity requirements have been the payment of operating expenses. In the first nine months of 2007, the Company raised $432,875 through the issuance of convertible loans.
Cash and cash equivalents at September 30, 2007 amounted to $44,760 as compared to $149,695 at December 31, 2006, a decrease of $104,935. During the first nine months of 2007, the Company’s operating activities utilized $143,418, as compared to $404,612 for the first nine months of 2006, a decrease of $261,194. Cash utilized during the nine month period ended September 30, 2007 primarily was used to fund a portion of the Company’s $143,418 of cash losses for such period.
Financing activities provided $432,875 for the nine month period ended September 30, 2007 as compared to $445,838 for the nine months ended September 30, 2006, a decrease of $12,963. Financing activities in the nine months ended September 30, 2007 resulted primarily from the issuance of convertible secured loans.

On November 9 and 13, 2007, the Company raised a total of $1,165,524.66 through the sale of common stock and warrants. The Company sold Units, at a price of $0.075 per Unit, each Unit consisting of one (1) share of common stock and a one-quarter (1/4) of a warrant to acquire one share of common stock at an exercise price of $0.10 per share. A total of 15,540,328 shares of common stock of the Company and warrants to acquire a total of 3,885,082 shares of common stock were issued. The Company also paid a total of $101,502 and issued warrants to acquire 2,114,624 shares of common stock to advisors in connection with the Units. Included in this total is payment of $36,702 of fees and issuance of warrants to acquire 764,624 shares of common stock to First Equity Capital Securities, Inc. Kenneth R. Levine a holder of more than five percent of the equity of the Company is an officer and owner of First Equity Capital Securities. The Company will also be responsible for reimbursing out of pocket costs incurred by such advisors in an amount not to exceed 3% of the proceeds raised by such advisors.
The Company intends to use the proceeds of the offering to fund, among other things: adding infrastructure to support the Company’s existing and anticipated licensing agreements; the development and pursuit of its redirected business plans, including the pursuit of new revenue producing distribution channels; the support and enhancement of the Company’s intellectual property portfolio; working capital requirements; corporate overhead, including professional fees and expenses; and the payment of outstanding payables and trade debt. The Company will require additional funds to fully fund its redirected business plan and for general working capital needs.
COMPARISON OF THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2007
TO THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2006
Financial Condition
Assets of the Company decreased from $714,393 at December 31, 2006 to $580,008 at September 30, 2007, a decrease of $134,385. This decrease was primarily due to the decrease in cash and cash equivalents of $104,935, which cash was used to partially fund cash losses for such period.
Liabilities decreased from $1,732,284 at December 31, 2006 to $1,541,675 at September 30, 2007, a decrease of $190,609. This decrease in liabilities primarily resulted from a decrease in accrued compensation payable from $710,323 as of December 31, 2006 to $144,168, a decrease of $566,155. An officer and director of the Company agreed to reduce accrued compensation due as of September 30, 2007 from $752,617 to $90,000 in exchange for certain consideration. This decrease in liabilities was partially offset by an increase in convertible secured loans payable from $622,890 at December 31, 2006 to $828,812 at September 30, 2007, an increase of $205,922, and an increase in short term loans payable from $18,000 at December 31, 2006 to $118,000 at September 30, 2007, an increase of $100,000.
Current Year Performance and Earnings Outlook
Revenues. The total revenues for the nine months ended September 30, 2007 were $85,216 as compared to $142,548 for the nine months ended September 30, 2006, a decrease of $57,332. Total revenues for the three months ended September 30, 2007 were $26,150 as compared to $59,122 for the three months ended September 30, 2006, a decrease of $32,972. Revenues decreased primarily because the Company focused on finalizing its plan to redirect its business and marketing efforts.

Expenses. Total expenses for the nine months ended September 30, 2007 were $1,163,474 as compared to $696,779 for the nine months ended September 30, 2006, an increase of $466,695, primarily resulting from the $363,400 cost for the fair value of options granted to officers, directors and consultants incurred during the nine months ended September 30, 2007. If this option cost had not been incurred, expenses for the nine month period ended September 30, 2007 would have increased only $103,295 from those incurred during the nine month period ended September 30, 2009. The increase in expenses was also partially caused by an increase in professional fees from $155,895 for the nine months ended September 30, 2006 to $266,221 for the nine months ended December 31, 2007, an increase of $110,326, primarily resulting from costs incurred in connection with the litigation brought against the Company by John R. DePhillipo, the former Chief Executive Officer and a former director of the Company.
Total expenses for the three months ended September 30, 2007 were $565,289, as compared to $171,904 for the three months ended September 30, 2006, an increase of $393,385. This increase primarily relates to the $363,400 cost for the fair value of options granted to officers, directors and consultants during such period. If this option cost had not been incurred, expenses for the three month period ended September 30, 2007 would have increased only $29,985 from those incurred during the three month period ended September 30, 2006.
Losses. The Company incurred a loss of $1,135,736 for the nine months ended September 30, 2007 as compared to a loss of $607,964 for the nine months ended September 30, 2006, an increase of $527,772. If the $363,400 cost for the fair value of options granted to officers, directors and consultants had not been incurred, the increase in losses would have been $164,372. Operating losses increased from $404,612 for the nine months ended September 30, 2006 to $493,418 for the nine months ended September 30, 2007, an increase of $88,806.
The Company incurred a loss of $550,747 for the three months ended September 30, 2007, as compared to a loss of $138,698 for the three months ended September 30, 2006, an increase of $412,049. If the $363,400 cost for the fair value of options granted to officers, directors and consultants had not been incurred, the increase in losses would have been $48,649.
FACTORS AFFECTING THE COMPANY’S BUSINESS AND PROSPECTS
There are a number of factors that affect the Company’s business and the results of its operations. These factors include general economic and business conditions; the level of acceptance of the Company’s products and services; the rate and commercial applicability of advancements and discoveries in the genetics field; the Company’s ability to enter into strategic alliances with companies in the health care, nutritional and skin-care industries; and the ability of the Company to raise the financing necessary to implement its business and marketing plan, to pay salaries to its officers and employees and to pay its accounts payable.
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
     With the participation of management, the Company’s Chief Executive Officer and Acting Chief Financial Officer evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures at the conclusion of the fiscal quarter ended September 30, 2007. Based upon this evaluation, the Chief Executive Officer and Acting Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective in ensuring that material information required to be disclosed is included in the reports that it files with the Securities and Exchange Commission.
Change In Internal Controls
There were no changes in the Company’s internal controls over financial reporting or, to the knowledge of the Company’s management, in other factors that have materially affected or are reasonably likely to materially affect internal controls over financial reporting during the fiscal quarter ended September 30, 2007.

PART II. OTHER INFORMATION
ITEM 6. Exhibits and Reports on Form 8-K.

(a)	Exhibit No.

31.1 Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K.

The Company filed a Current Report on Form 8-K dated September 22, 2007 in connection with a compensation arrangement entered into with an officer and director of the Company.
* * * * * *
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
GENELINK, INC.
(Registrant)

Date: November 13, 2007	By:	/s/ Monte E. Taylor, Jr.
Monte E. Taylor, Jr.,
Chief Executive Officer and Acting Financial Officer