Form 10KSB
period 2007-12-31
GENELINK INC
filed 2008-04-14
CIK 941020

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-KSB
ANNUAL REPORT FOR THE FISCAL YEAR
ENDED DECEMBER 31, 2007
COMMISSION FILE NO. 0-28077
GENELINK, INC.

(Name of Small Business Issuer in its charter)

PENNSYLVANIA	23-2795613

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employee Identification No.)

317 Wekiva Spring Road, #200, Longwood, Florida	32779

(Address of principal executive offices)	(Zip Code)
ISSUER’S TELEPHONE NUMBER: (800) 558-4363
Securities registered under Section 12(b) of the Exchange Act
None

Securities Registered under Section 12(g) of the Exchange Act
Title of each class

Common Stock, $.01 par value
     Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. ☐
     Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or amendment to this form 10-KSB. ☑
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ☑
     State issuer’s revenues for its most recent fiscal year. $97,744
     State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act). $4,661,200.
     APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Number of Shares of Common Stock Outstanding on March 11, 2008	66,341,921

Transitional Small Business Disclosure Format	Yes ☐ No ☑
     Statements in this Annual Report on Form 10-KSB may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements involve a number of risks, uncertainties and other factors that could cause actual results to differ materially from those projected in such statements.

ITEM 1. DESCRIPTION OF BUSINESS.
GENERAL
GeneLink, Inc. (“GeneLink, the “Company”, “we” or “us”) is a publicly-held Pennsylvania corporation listed on the NASDAQ OTC Bulletin Board trading under the symbol “GNLK.” We are a bioscience company originally organized to offer to the public the safe collection and preservation of a family’s DNA material for later use by the family to identify and potentially prevent inherited diseases. More recently we have created a breakthrough methodology for SNP (single nucleotide polymorphism) based genetic profiling (patents issued and pending) and we intend to market and/or license these proprietary assessments to companies that manufacture or market to the nutraceutical, personal care, skin care and weight-loss industries.
We have never achieved a profit, having realized net losses each year, including operating losses before extraordinary items of $1,281,157 in 2005, $790,868 in 2006 and $1,560,624 in 2007. There can be no assurance that we will ever realize significant sales or become profitable.
We were founded in response to the explosion of information being generated in the field of human molecular genetics. Scientists are discovering an increasing number of connections between genes and specific diseases or physical attributes and tendencies. The growth of scientific knowledge in this area has been accelerating as a direct result of the National Institutes of Health Genome Project.
Our expansion into the bioscience field with our innovative genetic profiles help companies create and deliver more effective products — personalized wellness and “quality of life” products tailored to their customer’s individual needs — based on the science of genetics, thereby allowing the consumer and/or their health care provider to determine what vitamin/nutritional supplements, skin-care products, and health care or weight loss regimens are best for their individual needs.
We have developed proprietary SNP-based genetic profiles (named GeneLink Nutragenetic ProfileTM and Dermagenetics® profiles). These profiles provide a means of predicting an individual’s inherent genetic capacity to combat such conditions as oxidative stress and other important selected areas of physiologic health. The profiles, for example, can measure a person’s potential to efficiently control oxygen free radical damage, eliminate hydrogen peroxide, protect and repair oxidized phospholipids and destroy harmful environmental compounds.
Our profile assessment enables nutritional and skin care companies and health care professionals to recommend a specific and targeted regime of antioxidant vitamins, nutrients or skin care formulations that have been specifically designed to compensate for predicted deficiencies and to help provide individuals the best of health and appearance.
In 2004, we formed a wholly owned subsidiary, Dermagenetics, Inc., to provide our genetically customized products and services to the skin and personal care market. In 2007, we formed a wholly owned subsidiary, GeneWize Life Sciences, Inc., to provide our genetically customized products and services to the nutrition market. GeneWize intends to formally launch its service offerings in the third quarter of 2008.

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
A search for SNPs has the advantage of identifying genetic variations that reduce an individual’s antioxidant defense capacity. It can detect changes that are life-long and predicted to chronically affect the ability to defend against oxidative stress, aging and age related disease. Genetic profiling information based on SNPs analyses can be used to design appropriate antioxidant vitamin, nutrient and skin-care formulations that are specifically tailored to each individual.
Oxidative Stress for Skin Health and Skin Aging Profile
By simply swabbing the inside of one’s mouth and sending the collected sample to our laboratory, an individual can have a skin or personal care formulation specifically designed to compensate for associated deficiencies.
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
Our Skin Health test for skin aging looks for SNPs in several key genes that are associated with oxidative stress, skin irritation, photo aging and an individual’s ability to naturally defend against environmental stresses. Skin health test results can be used to guide consumers to skin therapies or skin products containing unique active ingredients (SNPActives™) and formulations designed to help alleviate specific oxidative stresses and other potential deficiencies in the skin.

Other SNP Profiles Developed by the Company
We have also developed a Cardiovascular Risk Profile and an Osteopenia Susceptibility Profile. Cardiovascular disease claims more lives each year than the next five leading causes of death combined. We have recently developed a Cardiovascular Risk Profile, that analyzes a broad collection of genes believes to play an important part in heart health, according to the latest research. Our Cardiovascular Risk Profile is designed to identify SNPs associated with increased risk of developing high blood pressure, atherosclerosis, inflammation, problems with vascular integrity and coronary artery disease.
Osteopenia is a condition that often leads to osteoporosis, a disease characterized by low bone density. Osteoporosis is responsible for 1.5 million fractures each year (including fractures of the vertebrae, forearms, wrists and hips). According to the National Osteoporosis Foundation, 1 in 3 women and at least 1 in 12 men will develop osteoporosis during their lifetime. Our Osteopenia gene test looks for SNPs in several key genes that are associated with bone density. Since osteoporosis can develop undetected for decades, this test may be a tool to help determine the future risk for fractures and related clinical conditions such as spinal column compression and bone breaks with or without falls and guide early interventions or therapies that help combat or prevent the condition.
We have developed a NQ01 SNP profile. NQ01 is a protein that contributes to the recharging Coenzyme Q10. Coenzyme Q10 is a natural compound made by the human body that helps cells produce energy and protect against free radicals that can damage DNA and other molecules of the cell. The NQ01 assessment is complete, ready to market and a provisional patent has been filed. We have also developed a DNA Integrity and Repair Panel which is complete and ready to market. We have developed an Alzheimer/Dementia Panel that requires some additional clinical validation.
Proposed Direct Selling/MLM Marketing Channel
We expect to launch “GeneWize Life Sciences” in the third quarter of 2008. GeneWize Life Sciences is a wholly owned subsidiary that will be a specialized health, beauty and wellness company that markets to consumers by developing a network of affiliates and customers. This type of marketing is commonly called “referral marketing” or Direct Selling/MLM marketing. The Direct Selling/MLM channel typically supports and welcomes new technologies; its top product sales categories are nutritional products followed by skin care products. The industry as a whole is in an eight-year growth trend of about 5% annually. Worldwide industry sales are approaching $100 billion and U.S. sales in 2005 were approximately $30.5 billion. In the Direct Selling/MLM marketing model, affiliate/distributors pay the company a small fee for the right to market products and are paid commissions only after sales are made. We believe that there is potential for success in this channel in part due to the high differentiation of its “genetically guided” (customized) nutrition and skin care versus one-size-fits-all nutrition and skin-care products.
We have engaged a nationally recognized Direct Selling/MLM advisory group that specializes in developing and executing start-up and ongoing business strategies specifically for companies in this marketing channel. To help recruit affiliates/distributors, we intend to engage an experienced sales and marketing director and 3 or 4 support staff for marketing and management. We also expect to engage a nationally recognized Direct Selling/MLM branding and positioning agency that can assist us to develop media, marketing and branding strategies for this channel. Product manufacturing, shipping and distributor kit fulfillment will be outsourced.
There is no guarantee that we will be able to meet the proposed timeline discussed above, that we will be successful in this marketing channel or that we will be able to attract a sufficient number of affiliate/distributors and/or customers.
Dermagenetics
We formed a subsidiary known as “Dermagenetics, Inc.” which has created and is distributing DNA UltraCustom skin cream, genetically designed to an individual’s needs, specifically to the spa industry. Currently, Dermagenetic is not actively marketing to the spa industry.
DNA Banking
We have ceased actively marketing DNA banking, wherein specimens can be collected during an individual’s lifetime or up to 36 to 40 hours after death using our DNA Collection Kit® for long-term storage at the University of North Texas Health Science Center (the “Health Science Center”). The Health Science Center will continue to store the DNA specimen for a 75 year period, for all existing clients who have sent in DNA for banking. Upon a client’s request, and upon the payment of a retrieval fee, the stored DNA specimen can be retrieved and sent to a laboratory for testing. The Health Science Center is no longer obligated to receive and store any additional DNA specimens.
Affiliates and Licensing and Distribution Partners
We have entered into agreements with several laboratories pursuant to which these laboratories perform SNP genotyping of samples provided by us for any genetics-based products that we may develop.
In December 2007, we entered into a license and distribution agreement with Solgar Vitamin and Herb, pursuant to which Solgar will manufacture, market and distribute a line of premium genetically guided dietary supplements utilizing the Company’s Nutritional System™ to Solgar’s health food and specialty natural food retailers North America.
In June 2007, we entered into a license and distribution agreement with PhytoRich, LLC, pursuant to which PhytoRich will distribute our nutritional care and skin care systems to its medical practitioner customers.
In February 2006, we entered into a distribution agreement with Rejuvenation Plus Pty Ltd, an international skincare and cosmetics company, pursuant to which that company has been granted the exclusive right to distribute products based upon our technology in Australia and New Zealand.
We have a Distribution Agreement with Food Science Corporation to develop and market personalized nutritional products linked to our genetic profiling technology. Food Science has been a leader in nutritional research by setting new standards of quality in the formulation of nutritional supplements created exclusively for health care professionals and their patients. Food Science focuses on innovation and product effectiveness and serves a loyal client base of over 12,000 medical doctors, chiropractors, osteopaths and nutritionists.

Intellectual Property
On May 1, 2007, we received a U.S. patent for our proprietary method for assessing skin health in humans. We have filed a series of U.S. patent applications relating to the our DNA Collection Kit® and methods for assessing a human subject’s susceptibility to various medical conditions, including skin health, oxidative damage, osteoporosis and other bone density disorders and obesity and for methods of selecting and measuring the dosage of preventative agents for such conditions. There can be no assurance that we will receive patent protection on our methods or procedures. We are negotiating licensing these proprietary assessments to companies that manufacture or market to the $100 billion plus nutraceutical, personal care, skin care, and weight-loss industries.
We believe that our gene profiles offer marketing companies the information they need to create and sell more effective products tailored to their customer’s individual needs — based on the science of genetics. By simply swabbing the inside of one’s mouth (using our patented DNA Collection Kit®) and sending the collected sample to our laboratories — consumers can be directed to personalized products — specifically formulated to help compensate for their predicted deficiencies.
We have received Australian Patent #2002230953 “Kits and Methods for Assessing Oxidative Stress; Trademark: Dermagenetics #78398892 and 78398898 (for the Dermagenetics face design) and #78412723 for SNP Actives.
We have also developed and received a patent (Patent #6,291,171) on a non-invasive DNA Collection Kit® for the collection of DNA specimens of clients. No licensing or training is necessary for the collection by a client of his or her DNA specimen. The DNA Collection Kit® consists of several swabs, collection accessories, complete instructions and a mailing envelope; the kit and kit elements are bar coded to facilitate tracking, control and confidentiality. The collection process is self administered and non-invasive (the DNA specimen is obtained by swabbing the inside of the cheek) and takes less than five minutes to complete. The kit is classified as a non-medical device. There is no assurance that the patent will prevent others from gathering DNA in a similar manner.
We have received trademark protection for our name and logo and for the name “DNA Collection Kit®.”
Competition
Our potential competitors in the United States and abroad in the field of personalized nutrition and skin care are numerous and include, among others, major pharmaceutical and diagnostic companies, specialized biotechnology firms, universities and other research institutions. Many of our potential competitors have considerably greater financial technical, marketing and other resources than we do, which may allow these competitors to discover important genes or successfully commercialize these discoveries before we could.
The business of manufacturing, distributing and marketing nutritional supplements and personalized skin care and skin health products is highly competitive. Many of our competitors are substantially larger and have greater financial resources with which to manufacturer and market their products. The barriers to competition are low in these markets because the products are generally not protected by patents. Our ability to remain competitive depends on the successful introduction, marketing, promotion, and addition of new offerings to our product line.
Government Regulations
Pursuant to a letter dated January 23, 1996, the Food and Drug Administration has determined that our kit is a device, but is not subject to active regulations by the Center for Devices and Radiological Health. However, any change in the current regulations could result in the kit becoming a regulated device.
Employees and Labor Relations
We consider our labor relations to be good, and none of our employees is covered by a collective bargaining agreement. As of March 1, 2008, we employed or engaged individuals in the following areas:

Number of
Category	Employees and Consultants
Sales and Marketing	3
General and Administration, including Customer Service	5
Research and Development	7
Scientific Advisory Board
Our Scientific Advisory Board consists of Dr. Robert P. Ricciardi, Dr. Bernard L. Kasten, Dr. Harry Harrison, Dr. James Simpkins, Dr. Donald Cannon, Dr. Robert P.K. Keller and Dr. Robert L. Kagan. Dr. Ricciardi and Dr. Kasten are members of our Board of Directors.

RISK FACTORS
Our business and the value of our shares are subject to the risks described above and certain additional risks described below.
IF OUR FORMER CHIEF EXECUTIVE OFFICER PREVAILS WITH RESPECT TO HIS LITIGATION AGAINST US, WE MAY NOT BE ABLE TO PAY ANY JUDGMENT AND COULD BE FORCED TO CEASE OUR OPERATIONS.
On October 14, 2005, we terminated the employment of John R. DePhillipo, our former Chief Executive Officer and President. In November 2005, Mr. DePhillipo brought suit against us alleging, among other things, that he was terminated without cause, that we breached the terms of his employment agreement and that he is entitled to receive $84,000 of back salary and at least $1,500,000 of salary throughout the remainder of the term set forth in such employment agreement. We have denied such allegations and have brought counterclaims against Mr. DePhillipo alleging that Mr. DePhillipo was terminated for cause, that Mr. DePhillipo breached his fiduciary duty to us and alleging breach of fiduciary duty, conversion, negligent misrepresentation, unjust enrichment and fraud. The trial is currently scheduled to commence April 14, 2008. If Mr. DePhillipo prevails in this litigation and obtains a judgment against us for all or any substantial portion his claim, it is likely that we will not be able to pay any such judgment and may be forced to cease operations. As all of our assets have been pledged to our secured creditors, it is unlikely that our shareholders would receive any distributions if we were forced to cease its operations and liquidate in the event of Mr. DePhillipo prevailing in the litigation.
IF WE DEFAULT ON OUR OBLIGATIONS WITH RESPECT TO OUR SECURED OR UNSECURED DEBT, OUR LENDERS AND CREDITORS COULD FORECLOSE UPON OUR ASSETS.
In 2006 and 2007, we entered into a series of secured convertible loan financings pursuant to which we have pledged all of our assets as collateral for the repayment of the secured convertible loan obligations. The secured convertible loan obligations mature on May 12, 2011. As of December 31, 2007, $728,812 of principal and interest were outstanding on the secured convertible loans. These notes were convertible into 14,576,240 shares of our Common Stock as of December 31, 2007. If the conditions to converting these loans are not met, it is unlikely that we would be able to repay these loans without refinancing, extending, modifying or converting such obligations. If we are unable to repay our obligations with respect to such loans or to refinance, extend, modify or convert such loans, the Lenders would be entitled to foreclose against such collateral, and in such event we would be required to cease operations.
Additionally, we owed $583,567 of accounts payable and accrued expenses as of December 31, 2007. If we are unable to generate sufficient revenues or raise sufficient funds to meet these obligations as they become due, we may default upon these obligations and may be required to cease our operations.

WE NEED TO RAISE ADDITIONAL CAPITAL, WHICH MAY NOT BE AVAILABLE, TO CONTINUE OUR OPERATIONS.
We have spent, and expect to continue to spend in the future, substantial funds to complete our planned product development efforts and expand our sales and marketing activities. We need to raise additional funds to implement our business plan, and cannot be certain that we will be able to obtain additional financing on favorable terms or at all.
Our future capital requirements and the adequacy of available funds will depend on numerous factors, including:
•	the successful commercialization of our existing products and services;

•	progress in our product development efforts;

•	progress with regulatory affairs activities;

•	the growth and success of effective sales and marketing activities;

•	the cost of filing, prosecuting, defending and enforcing patent claims and other intellectual property rights; and

•	the development of strategic alliances for the marketing of our products.
If funds generated from our operations are insufficient to meet current or planned operating requirements, we will have to obtain additional funds through equity or debt financing, strategic alliances with corporate partners and others, or through other sources. We do not have any committed sources of additional financing, and cannot provide assurance that additional funding, if necessary, will be available on acceptable terms, if at all. If adequate funds are not available, we may have to delay, scale-back or eliminate certain aspects of its operations or attempt to obtain funds through arrangements with collaborative partners or others. This may result in the relinquishment of our rights to certain of our technologies, product candidates, products or potential markets. Therefore, the inability to obtain adequate funds could have a material adverse impact on our business, financial condition, and results of operations and our ability to remain in business.
WE HAVE A HISTORY OF LOSSES AND EXPECT CONTINUED LOSSES FOR THE FORESEEABLE FUTURE.
We commenced operations in 1994. We have incurred significant losses to date and revenues have been limited. Our expenses have exceeded revenues in each year since inception. Given planned levels of operating expenses, we expect to continue to incur losses for the foreseeable future. Our accumulated deficit as of December 31, 2007 was $12,681,698. Our expenses have consisted principally of research and development, salaries and for general and administrative expenses incurred while building its business infrastructure. We expect to continue to experience significant operating losses in the future as we continue our research and development efforts and expand our marketing and sales force in an effort to commercialize our products and services. We plan to increase operating expenses in anticipation of increasing revenues. If our revenue growth is slower than anticipated or operating expenses exceed expectations, our losses will significantly increase. Even if we were to achieve profitability, it may not be able to sustain or increase profitability on a quarterly or annual basis.

OUR BUSINESS CURRENTLY DEPENDS PRIMARILY ON THE SUCCESS OF OUR LICENSING PROGRAM, WHICH IF UNSUCCESSFUL, WILL THREATEN OUR SURVIVAL.
     A principal element of our current business strategy is to enter into licensing arrangements with companies to manufacture products incorporating our technologies. We do not currently distribute or sell our products, although we do intend to do so in the foreseeable future. Thus, our current prospects are substantially dependent on the receipt of royalties from licensees of our technologies. We face challenges in entering into new license agreements. During discussions with potential licenses, significant negotiation issues arise from time to time. We can not be assured that prospective licensees will be persuaded during negotiations to enter into a license agreement with us, either at all or on terms acceptable to us.
     The royalties we receive from licensees depend on their efforts and expenditures over which we have no control. Because it is up to our licensees to decide when and if they will introduce products using our technology, we cannot predict when and if our licensees will generate substantial sales of such products. The amount and timing of royalty payments are dependent on the ability of our licensees to gain successful regulatory approval for, market and sell products incorporating our technologies. Failure of certain licensees to gain regulatory approval, if required, or market acceptance for such products could have a material adverse effect on our business, financial condition and results of operations.
     If one or more of our licensees fail to pursue the development or marketing of these products as planned, our revenue and profits would be adversely affected. We do not control the timing and other aspects of the development or commercialization of products incorporating our licensed technologies because our licensees may have priorities that differ from ours or their development or marketing efforts may be unsuccessful, resulting in delayed or discontinued products. Hence, the amount and timing of royalty payments received by us will fluctuate, and such fluctuations could have a material adverse effect on our business, financial condition and results of operations.
WE HAVE A SIGNIFICANT NUMBER OF SECURITIES OUTSTANDING THAT ARE CONVERTIBLE INTO OUR COMMON STOCK, AND THE CONVERSION OF THESE SECURITIES COULD RESULT IN SUBSTANTIAL DILUTION TO EXISTING STOCKHOLDERS.
     We have issued convertible secured promissory notes that are convertible into shares of our common stock at $0.05 per share, which conversion prices could be substantially less than the market price of our common stock at the time of conversion. The issuance of stock at a price that is less than the market price could have an immediate adverse effect on the market price of our common stock. In addition, we have issued options and warrants to acquire shares of our common stock. See Note 10 to our audited financial statements included in this report for more information regarding the convertible secured promissory notes, options and warrants. We may issue additional convertible notes or warrants in connection with financing arrangements and may grant additional stock options that may further dilute our common stock. The exercise of such securities would have a dilutive effect on our common stock. Also, to the extent that shareholders who acquire shares of our common stock under all the foregoing agreements sell those shares in the open market, the price of our shares may decrease due to additional shares in the market.
OUR COMMON STOCK PRICE IS VOLATILE AND WE HAVE A THIN TRADING MARKET.
Although the our Common Stock is listed on the NASDAQ OTC Bulletin Board, recently daily trading volume of our Common Stock has generally been limited. The prices for securities of biosciences companies have historically been volatile. The trading price of our Common Stock has experienced considerable fluctuation since we began public trading in 1998.
WE EXPECT FUTURE DILUTION TO SHAREHOLDERS AND INVESTORS.
We believe it is likely that we will be required to raise additional amounts to fund future operations. If additional funds are raised through issuing equity securities or debt securities convertible into equity, dilution to shareholders may occur.
OUR LIMITED OPERATING HISTORY AND RECENT CHANGE IN MARKETING STRATEGY MAKE IT DIFFICULT TO EVALUATE OUR PROSPECTS.
We have a limited operating history on which to evaluate our business and prospects. We are in the process of rebranding and repositioning our company and creating a network of independent distributors. There is no assurance that we will achieve significant sales as a result of this new strategy. We also may not be successful in addressing our operating challenges such as establishing a viable network of independent distributors, developing brand awareness and expanding our market presence. Our prospects for profitability must be considered in light of our evolving business model. These factors make it difficult to assess our prospects.
IF ETHICAL AND OTHER CONCERNS SURROUNDING THE USE OF GENETIC INFORMATION BECOME WIDESPREAD, WE MAY HAVE LESS DEMAND FOR THE OUR PRODUCTS.
Genetic testing has raised ethical issues regarding confidentiality and the appropriate uses of the resulting information. For these reasons, governmental authorities may call for limits on or regulation of the use of genetic testing or prohibit testing for genetic predisposition to certain conditions, particularly for those that have no known cure. Any of these scenarios could reduce the potential markets for our services and products.
DUE TO THE HIGH LEVEL OF COMPETITION IN OUR INDUSTRY, WE MIGHT FAIL TO RETAIN OUR CUSTOMERS AND DISTRIBUTORS, WHICH WOULD HARM OUR FINANCIAL CONDITION AND OPERATING RESULTS.
The business of marketing skin care and nutrition products is highly competitive and sensitive to the introduction of new products which may rapidly capture a significant share of the market. These market segments include numerous manufacturers, distributors, marketers, retailers and physicians that actively compete for the business of consumers both in the United States and abroad. In addition, we anticipate that we will be subject to increasing competition in the future from sellers that utilize electronic commerce. Many of these competitors have longer operating histories, significantly greater financial, technical, product development, marketing and sales resources, greater name recognition, larger established customer bases and better-developed distribution channels than we do. Our present or future competitors may be able to develop products that are comparable or superior to those we offer, adapt more quickly than we do to new technologies, evolving industry trends and standards or customer requirements, or devote greater resources to the development, promotion and sale of their products than we do. For example, if our competitors develop skin care or nutritional treatments that prove to be more effective than our products, demand for our products could be reduced. Accordingly, we may not be able to compete effectively in our markets and competition may intensify. We are also subject to significant competition for the recruitment of distributors from other network marketing organizations, including those that market nutritional supplements and skin care products as well as other types of products. Our ability to be competitive therefore will depend, in significant part, on our success in recruiting and retaining distributors through an attractive compensation plan, the maintenance of an attractive product portfolio and other incentives. We cannot ensure that our programs for recruitment and retention of distributors will be successful, and if they are not, our financial condition and operating results would be harmed.
THE MARKET FOR OUR PRODUCTS AND SERVICES IS UNPROVEN.
The market for our products and services is at an early state of development and may not continue to grow. The general scientific community has only a limited understanding of the role of genes in predicting disease. The marketplace may never accept our products and services, and we may never be able to sell our products and services at a profit. Our efforts to commercialize our intellectual property have had limited success to date. We can achieve broad market acceptance only with substantial education about the benefits and limitations of our products and services.
NEW PRODUCTS MAY RENDER OUR PRODUCTS OBSOLETE AND OUR SALES MAY SUFFER.
The skin care and nutritional supplement markets historically have been influenced by “fad” products that became popular due to changing consumer tastes and media attention. Our products may be rendered obsolete by changes in popular tastes as well as media attention on new products or adverse media attention on skin care and nutritional supplements, which could reduce our sales. It may be difficult for us to change our product line to adapt to changing tastes. In addition, other “fad” food regimens, such as low carbohydrate diets, may decrease the overall popularity and use of our products, as well as result in higher returns of our products, thereby increasing our expenses.
THE SALE OF OUR PRODUCTS INVOLVES PRODUCT LIABILITY AND RELATED RISKS THAT COULD EXPOSE US TO SIGNIFICANT INSURANCE AND LOSS EXPENSES.
We face an inherent risk of exposure to product liability claims if the use of our products results in, or is believed to have resulted in, illness or injury. Most of our products contain combinations of ingredients, and there is little long-term experience with the effect of these combinations. In addition, interactions of these products with other products, prescription medicines and over-the-counter drugs have not been fully explored or understood and may have unintended consequences. While our third party manufacturers perform tests in connection with the formulations of our products, these tests are not designed to evaluate the inherent safety of our products.

Although we maintain product liability insurance, it may not be sufficient to cover product liability claims and such claims could have a material adverse effect on our business. The successful assertion or settlement of an uninsured claim, a significant number of insured claims or a claim exceeding the limits of our insurance coverage would harm us by adding further costs to our business and by diverting the attention of our senior management from the operation of our business. Even if we successfully defend a liability claim, the uninsured litigation costs and adverse publicity may be harmful to our business.
Any product liability claim may increase our costs, and adversely affect our revenues and operating income. Moreover, liability claims arising from a serious adverse event may increase our costs through higher insurance premiums and deductibles, and may make it more difficult to secure adequate insurance coverage in the future. In addition, our product liability insurance may fail to cover future product liability claims, which if adversely determined could subject us to substantial monetary damages.
WE ARE DEPENDENT ON A LIMITED NUMBER OF INDEPENDENT SUPPLIERS, LABORATORIES AND MANUFACTURERS OF OUR PRODUCTS.
We rely entirely on a limited number of third parties to supply and manufacture our products and to perform laboratory tests on our behalf. Our manufacturers produce our products on a purchase order basis only and can terminate their relationships with us at will. These third parties may be unable to satisfy our supply requirements, manufacture our products on a timely basis, fill and ship our orders promptly, provide services at competitive costs or offer reliable products and services. The failure to meet of any of these critical needs would delay or reduce product shipment and adversely affect our revenues, as well as jeopardize our relationships with our independent distributors and customers. In the event any of our third party manufacturers were to become unable or unwilling to continue to provide us with products in required volumes and at suitable quality levels, we would be required to identify and obtain acceptable replacement manufacturing sources. There is no assurance that we would be able to obtain alternative manufacturing sources on a timely basis. An extended interruption in the supply of our products would result in decreased product sales and our revenues would likely decline. We believe that we can meet our current supply and manufacturing requirements with our current suppliers and manufacturers or with available substitute suppliers and manufacturers.
While we require that our manufacturers verify the accuracy of the contents of our products, we do not have the expertise or personnel to monitor the production of products by these third parties. We rely exclusively, without independent verification, on certificates of analysis regarding product content provided by our third party suppliers and limited safety testing by them. We cannot be assured that these outside manufacturers will continue to supply products to us reliably in the compositions we require. Errors in the manufacture of our products could result in product recalls, significant legal exposure, adverse publicity, decreased revenues, and loss of distributors and endorsers.
WE ARE DEPENDENT ON KEY PERSONNEL.
Our success will depend in large part upon the continued services of a number of key employees and consultants. The loss of the services of any of these individuals could have a material adverse effect on us. In addition, if one or more of our key employees or consultants leaves to join a competitor or to form a competing company, the loss of such personnel and any resulting loss of existing or potential clients to any such competitor could have a material adverse effect on our business, financial condition and results of operations. In the event of the loss of any such personnel, there can be no assurance that we would be able to prevent the unauthorized disclosure or use of our technical knowledge, practices or procedures by such personnel.
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
Our success will depend on our ability to obtain and protect patents on our technology and to protect our trade secrets. Our patents, which have been or may be issued, may not afford meaningful protection for our technology and products. Others may challenge our patents and, as a result, our patents could be narrowed, invalidated or unenforceable. In addition, the our current and future patent applications may not result in the issue of patents in the United States or foreign countries. Competitors may develop products similar to our products that do not conflict with our patents. In order to protect or enforce our patent rights, we may initiate patent litigation against third parties, such as infringement suits or interference proceedings. These lawsuits could be expensive, take significant time and divert management’s attention from other business concerns. We may also provoke third parties to assert claims against us.
We have received notice of an alleged patent infringement from an Australian bioscience company, Genetic Technologies Limited (GTG), that it has certain rights under filed patents to which we may be infringing upon. Although it is the opinion of our patent counsel that there is no infringement, and that in the event there is an infringement, it will not effect our business because GTG’s patents are not material to our technology, no assurance can be given that GTG would not prevail if it brings legal action against us or that the result of any such action would not have a material adverse effect on our business and prospects.
INTERRUPTIONS TO OR FAILURE OF OUR INFORMATION PROCESSING SYSTEMS MAY DISRUPT OUR BUSINESS AND OUR SALES MAY SUFFER.
We are dependent on our information processing systems to timely process customer orders, oversee and manage our distributor network and control our inventory, and for our distributors to communicate with their customers and distributors in their network. Interruptions to or failure of our information processing systems may be costly to fix and may damage our relationships with our customers and distributors, and cause us to lose customers and distributors. If we are unable to fix problems with our information processing systems in a timely manner our sales may suffer.

IN CONNECTION WITH THE PROPOSED DIRECT SALES BUSINESS OF OUR SUBSIDIARY, THE FAILURE TO RECRUIT, MAINTAIN AND MOTIVATE A LARGE BASE OF PRODUCTIVE INDEPENDENT DISTRIBUTORS COULD LIMIT ITS ABILITY TO GENERATE REVENUES.
We anticipate entering into the direct sales business through a newly formed subsidiary, GeneWize Life Sciences, Inc. To derive revenues, GeneWize will have to recruit and engage independent distributors. We cannot assure you that GeneWize will be successful in recruiting and retaining productive independent distributors, particularly since direct sales organizations usually experience high turnover rates of independent distributors. Typically, independent distributors can terminate their relationships at any time.
In recruiting and keeping independent distributors, GeneWize will be subject to significant competition from other direct sales organizations, both inside and outside its industry. Its ability to attract and retain independent distributors will be dependent on the attractiveness of its compensation plan, its product mix, and the support it offers to its independent distributors. Adverse publicity concerning direct sales marketing and public perception of direct selling businesses generally could negatively affect GeneWize’s ability to attract, motivate and retain independent distributors.
Based on our knowledge of the direct selling industry, we anticipate that GeneWize’s independent distributor organization will be headed by a relatively small number of key independent distributors who together with their downline network will be responsible for a disproportionate amount of revenues. We believe this structure is typical in the direct selling industry, as sales leaders emerge in these organizations. The loss of key independent distributors could adversely affect GeneWize’s revenues and could adversely affect GeneWize’s ability to attract other independent distributors.
GENEWIZE MAY BECOME AFFECTED BY LAWS, GOVERNMENTAL REGULATIONS, ADMINISTRATIVE DETERMINATIONS, COURT DECISIONS AND SIMILAR CONSTRAINTS WHICH COULD MAKE COMPLIANCE COSTLY AND SUBJECT GENEWIZE TO ENFORCEMENT ACTIONS BY GOVERNMENTAL AGENCIES.
The formulation, manufacturing, packaging, labeling, holding, storage, distribution, advertising and sale of nutritional and skin care products are affected by extensive laws, governmental regulations and policies, administrative determinations, court decisions and similar constraints at the federal, state and local levels. There can be no assurance that GeneWize or its independent distributors will be in compliance with all of these regulations. A failure by GeneWize or its distributors to comply with these laws and regulations could lead to governmental investigations, civil and criminal prosecutions, administrative hearings and court proceedings, civil and criminal penalties, injunctions against product sales or advertising, civil and criminal liability for GeneWize bad publicity, and tort claims arising out of governmental or judicial findings of fact or conclusions of law adverse to GeneWize. In addition, the adoption of new regulations and policies or changes in the interpretations of existing regulations and policies may result in significant new compliance costs or discontinuation of product sales and may adversely affect the marketing of our products, resulting in decreases in revenues.

GeneWize’s marketing program will be subject to laws and regulations applicable to direct selling marketing organizations. These laws and regulations generally are directed at preventing fraudulent or deceptive schemes, often referred to as “pyramid” or “chain sales” schemes, by ensuring that product sales ultimately are made to consumers and that advancement within an organization is based on sales of the organization’s products rather than investments in the organization or other non-retail sales-related criteria. The regulations concerning these types of marketing programs do not include “bright line” rules and are inherently fact-based.
GeneWize may also be subject to the risk of private party challenges to the legality of its direct selling program. Direct selling programs of some other companies have been successfully challenged in the past. The challenges centered on whether the marketing programs of direct selling companies are investment contracts in violation of applicable securities laws and pyramid schemes in violation of applicable FTC rules and regulations.
In 2003, the FDA proposed a new regulation to require current Good Manufacturing Practice guidelines (“cGMPs”) in the manufacture, packing, holding, and distribution of nutritional supplements. The proposed rules would establish minimum standards that must be met by all companies that manufacture, package, and hold nutritional supplements in the United States. Violation of those standards would render the products in question presumptively adulterated and unlawful to sell. The proposed cGMPs would require manufacturers to follow procedures that would track nutrients from source to finished product, test nutrients for identity, purity, quality, strength, and composition at each stage of production, and record full compliance with specific regulations governing production, manufacture, and holding of nutritional supplements. We expect that the cGMPs will increase GeneWize’s product costs by requiring its various contract manufacturers to expend additional capital and resources on quality control testing, new personnel, plant redesign, new equipment, facilities placement, recordkeeping and ingredient and product testing. The FDA and some state agencies invite the public to complain if they experience any adverse effects from the consumption of nutritional supplements. These complaints may be made public. Regardless of whether complaints of this kind are substantiated or proven, public release of complaints of this type may have an adverse effect upon public perception of GeneWize, the quality of GeneWize’s products or the prudence of taking GeneWize’s products. Changes in consumer attitudes based on adverse event reports could adversely affect the potential market for and sales of GeneWize’s products and make it more difficult to recruit and retain independent distributors and obtain endorsers.
ADVERSE PUBLICITY ASSOCIATED WITH GENEWIZE’S PRODUCTS, INGREDIENTS OR NETWORK MARKETING PROGRAM, OR THOSE OF SIMILAR COMPANIES, COULD HARM GENEWIZE’S FINANCIAL CONDITION AND OPERATING RESULTS.
Adverse publicity concerning any actual or purported failure of GeneWize or its independent distributors to comply with applicable laws and regulations regarding product claims and advertising, good manufacturing practices, the regulation of its network marketing program, the licensing of GeneWize ‘s products for sale in its target markets or other aspects of its business, whether or not resulting in enforcement actions or the imposition of penalties, could have an adverse effect on the goodwill of GeneWize and could negatively affect its ability to attract, motivate and retain distributors, which would negatively impact its ability to generate revenue.

We cannot ensure that all distributors will comply with applicable legal requirements relating to the advertising, labeling, licensing or distribution of its products.
WE ARE SUBJECT TO, AMONG OTHER THINGS, REQUIREMENTS REGARDING THE EFFECTIVENESS OF INTERNAL CONTROL OVER FINANCIAL REPORTING AND OUR FAILURE TO IDENTIFY OR CORRECT DEFICIENCIES AND AREAS OF WEAKNESS IN THE COURSE OF THESE AUDITS COULD ADVERSELY AFFECT OUR FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
We are required to comply with various corporate governance and financial reporting requirements under the Sarbanes-Oxley Act of 2002, as well as new rules and regulations adopted by the Securities and Exchange Commission and the Public Company Accounting Oversight Board. We expect to spend significant amounts of time and money on compliance with these rules. Our failure to correct any noted weaknesses in internal controls over financial reporting could result in the disclosure of material weaknesses which could have a material adverse effect upon the market value of our stock. On an on-going basis, we conduct internal audits of various aspects of our business and operations. These internal audits are conducted to ensure compliance with our policies and to strengthen our operations and related internal controls. There can be no assurance that these internal audits will uncover all material deficiencies or areas of weakness in our operations or internal controls. If left undetected and uncorrected, such deficiencies and weaknesses could have a material adverse effect on our financial condition and results of operations.
OUR ARTICLES OF INCORPORATION AND BYLAWS COULD DELAY OR DISCOURAGE A TAKEOVER ATTEMPT.
Our articles of incorporation and bylaws contain provisions that may delay or discourage a takeover attempt that a shareholder might consider in their best interest, including takeover attempts that might result in a premium being paid on shares of our Common Stock. These provisions, among other things provide that only the board of directors or president may call special meetings of the shareholders; and establish certain advance notice procedures for nominations of candidates for election as directors and for shareholder proposals to be considered at shareholders’ meetings.
ITEM 2. PROPERTIES
     The Company leases its principal offices in Longwood, Florida. The lease is for a term of three (3) years, ending December 2010, and provides for monthly rental payments of $5,500.48.
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
     In a separate Action filed by Mr. DePhillipo against the Company in November 2005 in the Superior Court of New Jersey, Law Division, Atlantic County, John R. DePhillipo v. GeneLink, Inc., Docket No. ATL-L-7479-05, Mr. DePhillipo has alleged that his termination by the Company “for cause” was improper and therefore he is entitled to in excess of $1,500,000 in severance pay under the terms of an employment agreement, allegedly entered into effective January 1, 2005 (the “Employment Agreement”) and an additional $84,000 in accrued and unpaid compensation. The Company has filed an Answer denying the material allegations of the Complaint and asserting a number of affirmative defenses. The Company believes Mr. DePhillipo’s claims are without merit and intends to vigorously defend against those claims. The Company has also filed counterclaims against Mr. DePhillipo for breach of fiduciary duty, conversion, negligent misrepresentation, unjust enrichment and fraud while Mr. DePhillipo served as the Company’s Chief Executive Officer, President and Chief Financial Officer. The counterclaims seek recovery in excess of that sought by Mr. DePhillipo in the Complaint. The trial is currently scheduled to commence April 14, 2008.
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

2006	High	Low
1st Quarter	$0.13	$0.05
2nd Quarter	0.09	0.04
3rd Quarter	0.06	0.03
4th Quarter	0.07	0.04

2007	High	Low
1st Quarter	$0.07	$0.05
2nd Quarter	0.11	0.04
3rd Quarter	0.20	0.09
4th Quarter	0.21	0.08
     As of March 10, 2008, there were 178 holders of record of the Company’s Common Stock. The Company has never paid dividends and do not anticipate paying any dividends in the future. The Company anticipates that it will retain all future revenues for working capital purposes.
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
EQUITY COMPENSATION PLAN INFORMATION

Number of
securities remaining
available for future
	Number of		issuance under
	securities to be		equity
	issued upon exercise	Weighted-average	compensation plans
	of outstanding	exercise price of	(excluding securities
	options, warrants	outstanding options	reflected in column
	and rights	warrants and rights	(a))
Plan Category	(a)	(b)	(c)

Equity
compensation plans approved by security holders[1]	3,610,000	$0.08	2,390,000

Equity
compensation plans not approved by security holders	4,890,000	$0.09	0

Total	8,500,000	$0.08	2,390,000

[1]	Granted pursuant to the Company’s 2007 Stock Option Plan.

RECENT SALES OF UNREGISTERED SECURITIES.
     The Company issued 68,750 and 510,000, shares of Common Stock for consulting services rendered to the Company valued at $3,688 and $96,476 for the years ended December 31, 2007, and 2006, respectively. These shares were issued in reliance upon Rule 506 of Regulation D under the Securities Act of 1933. In addition, the Company paid $155,312 in fundraising commissions related to private placements during 2007 that were charged to paid in capital.
     In August 2007, the Company issued a private placement memorandum for up to $1,700,000 of units consisting of restricted common stock at $.075 per share with an attached warrant to acquire 1/4 of a share of common stock. The warrants are exercisable for 5 years at a price of $.10 per share. During November 2007, the Company closed on $1,431,400 of units with proceeds allocated to stock of $1,161,159 and attached warrants of $270,241. These shares and warrants were issued in reliance upon Rule 506 of Regulation D under the Securities Act of 1933.
     In connection with this offering, the Company issued 2,575,250 of dealer warrants with 5 year terms. 515,050 of the dealer warrants have an exercise price of $.10 per share, while the remaining 2,060,200 are exercisable at $.075 per share.
     During the year ended December 31, 2007 and 2006, the Company issued $137,500 and $827,890 principal amount of convertible secured promissory notes and issued 687,500 and 4,539,450 shares of restricted Common Stock in connection with the issuance of the notes.
     During 2007 the Company issued 5,093,024 shares of common stock as conversion of promissory notes and accrued interest. The value of the notes converted as of December 31, 2007 was $254,653.
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

ITEM 6.	MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
Critical Accounting Policies
Stock options:
The Financial Accounting Standards Board has issued SFAS No. 123R, which defines a fair value based method of accounting for an employee stock option and similar equity instruments and encourages all entities to adopt that method of accounting for all of their employee stock compensation plans. However, it also temporarily allowed an entity to continue to measure compensation cost for those plans using the method of accounting prescribed by Accounting Principles Board Opinion No. 25 (APB 25). Entities electing to remain with the accounting in APB 25 must make proforma disclosures of net income (loss) and, if presented, earnings (loss) per share, as if the fair value based method of accounting defined in SFAS 123R had been adopted. As required, the Company has adopted SFAS No. 123R for the years ended December 31, 2007 and 2006.
Amortization of patents:
Legal and professional fees and expenses in connection with the filing of patent and trademark applications have been capitalized and are amortized over fifteen years on a straight-line basis. The Company has filed for and has patents pending in the USA and foreign countries on its method of DNA gathering. The Company has a registered trademark for its name, logo, and the name “DNA Collection Kit ®.” The Company also filed for and has patents pending on its three proprietary genetic indicator tests and has received a patent in Australia regarding its Oxidative Stress Profile.
Revenue and cost recognition:
GeneLink receives separate fees for the kits and for the lab services. Upon entering into a distribution arrangement with GeneLink, a distributor will order kits at a price negotiated between GeneLink and the distributor. Upon the distributor receiving from a customer of such distributor an order for the underlying genetically guided skin care or nutrition product that the distributor is selling, a sample of the customer’s DNA will be obtained and the kit will be sent to the lab for analysis. At that time the distributor will be charged an agreed upon price for the lab services. This is in addition to the price of the kits.

The price for each of the kits and the lab services come about through arms-length negotiations between GeneLink and its distributors and are based upon the costs incurred by GeneLink for the kits and the lab services.
Upon termination of a distribution arrangement, GeneLink is not required to repurchase any kits remaining in the possession of the distributor. Typically, only a small number of kits are purchased at any time. The distributor has some period after the end of the distribution arrangement to sell off any remaining kits. If it does, GeneLink will provide the lab services for each kit sold.
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
Results of Operations
COMPARISON OF FISCAL YEAR ENDED DECEMBER 31, 2007 TO FISCAL YEAR ENDED DECEMBER 31, 3006.
     Assets. The Company’s assets increased from $548,481 at December 31, 2006 to $1,383,824 at December 31, 2007, an increase of $835,343. This increase was primarily due to an increase in cash and cash equivalents from $149,695 at December 31, 2006 to $972,371 at December 31, 2007, an increase of $822,676. This increase of cash resulted from the sale of common stock and warrants by the Company in November 2007 in the amount of $1,431,398 , less fees and costs incurred in connection with such offering.
     Liabilities. The Company’s liabilities decreased from $1,407,784 at December 31, 2006 to $1,190,457 at December 31, 2007, a decrease of $217,327. This decrease in liabilities was primarily due to a decrease in accrued compensation from $710,323 at December 31, 2006 to $144,168 at December 31, 2007, a decrease of $566,155, relating to a decrease in $662,617 of accrued compensation owed to an officer and director of the Company. This decrease in liabilities was partially offset by an increase in convertible secured promissory notes payable, net of debt issuance and stock conversion discounts, from $298,390 at December 31, 2006 to $487,968 at December 31, 2007, an increase of $189,578, as Company issued $380,000 principal amount of convertible secured promissory notes in 2007 and note holders converted $229,253 of notes into common stock of the Company in 2007; and an increase in accounts payable and accrued expenses from $365,590 at December 31, 2006 to $439,399 at December 31, 2007, an increase of $73,809. The $487,968 and $298,390 amount of convertible secured notes payable reflected on the balance sheets as of December 31, 2007 and 2006, respectively, are net of debt issuance costs and stock conversion discounts. The outstanding amount of convertible secured notes payable as of December 31, 2007 and 2006 was $728,812 and $827,890, respectively.
     Losses. The Company incurred an operating loss of $1,572,204 for the fiscal year ended December 31, 2007, as compared to an operating loss of $793,576 for the fiscal year ended December 31, 2006, an increase of $778,628. This increase in operating losses was primarily due to the incurring of $363,400 of expenses in connection with grants of options and warrants to officers and directors during the year ended December 31, 2007; an increase in professional fees from $173,590 for the year ended December 31, 2006 to $346,148 for the year ended December 31, 2007, an increase of $172,558, which increase relates to costs incurred in connection with the litigation brought against the Company by its former chief executive officer; an increase in selling, general and administrative expenses from $476,539 for the year ended December 31, 2006 to $644,948 for the year ended December 31, 2007, an increase of $168,409, of which $87,520 related to increased interest expenses associated with the Company’s convertible secured promissory notes; and the decrease in gross profits from $110,253 for the year ended December 31, 2006 to $23,551 for the year ended December 31, 2007.
     Revenues. The Company’s total operating revenues for the fiscal year ended December 31, 2007 were $97,744 as compared to $175,674 for the fiscal year ended December 31, 2006, a decrease of $77,930.
     Expenses. Total expenses for fiscal year ended December 31, 2007 were $1,669,948, as compared to $969,250 for the fiscal year ended December 31, 2006, an increase of $700,698. This increase in expenses is primarily due to the incurring of $363,400 of expenses in connection with grants of options and warrants to officers and directors during the year ended December 31, 2007, an increase in professional fees from $173,590 for the year ended December 31, 2006 to $346,148 for the year ended December 31, 2007, an increase of $172,558, which increase relates to costs incurred in connection with the litigation brought against the Company by its former chief executive officer; and an increase in selling, general and administrative expenses from $476,539 for the year ended December 31, 2006 to $644,948 for the year ended December 31, 2007, an increase of $168,409, of which $87,520 related to increased interest expenses associated with the Company’s convertible secured promissory notes.
     COMPARISON OF FISCAL YEAR ENDED DECEMBER 31, 2006 TO FISCAL YEAR ENDED DECEMBER 31, 3005.
Assets. The Company’s assets increased from $445,276 at December 31, 2005 to $548,481 at December 31, 2006, an increase of $103,250. This increase was primarily due to an increase in cash from $15,275 at December 31, 2005 to $149,695 at December 31, 2006.

     Liabilities. The Company’s liabilities increased from $1,057,879 at December 31, 2005 to $1,407,784 at December 31, 2006, an increase of $349,905. This increase in liabilities was primarily due to an increase in long term loans payable net of debt issuance and stock conversion costs from $0 at December 31, 2005 to $298,390 at December 31, 2006 in connection with the Company’s issuance of convertible secured promissory notes in 2006.
     Losses. The Company incurred an operating loss of $793,576 for the fiscal year ended December 31, 2006, as compared to an operating loss of $1,281,157 for the fiscal year ended December 31, 2005, a decrease of $487,581. This decrease in losses was primarily due to a decrease in general and administrative expenses from $802,984 for the fiscal year ended December 31, 2005 to $476,539 for the fiscal year ended December 31, 2006, as the Company did not pay any compensation to or expenses of its former chief executive officer and president or his wife in 2006, and a decrease in advertising and promotion expenses $209,370 for the fiscal year ended December 31, 2005 to $14,369 for the fiscal year ended December 31, 2006, as the Company focused on the change in management and on obtaining sufficient funding to develop and implement its new business plan. This decrease in expenses was accompanied by a decrease in revenues from $396,923 for the fiscal year ended December 31, 2005 to $175,674 for the fiscal year ended December 31, 2006. The Company’s gross margin dropped from $167,528 for the fiscal year ended December 31, 2005 to $110,253 for the fiscal year ended December 31, 2006. Gross profit margin increased from 42% to 62%.
     Revenues. The Company’s total operating revenues for the fiscal year ended December 31, 2006 were $175,674, as compared to $396,923 for the fiscal year ended December 31, 2005, a decrease of $221,249.
     Expenses. Total expenses for fiscal year ended December 31, 2006 were $969,250, as compared to $1,678,080 for the fiscal year ended December 31, 2005, a decrease of $708,830. This decrease in expenses is primarily due to a decrease in general and administrative expenses from $802,984 for the fiscal year ended December 31, 2005 to $476,539 for the fiscal year ended December 31, 2006, as the Company did not pay any compensation to or expenses of its former chief executive officer and president or his wife in 2006, and a decrease in advertising and promotion expenses $209,370 for the fiscal year ended December 31, 2005 to $14,369 for the fiscal year ended December 31, 2006, as the Company focused on the change in management and on obtaining sufficient funding to develop and implement its new business plan.
     Segment Operating Results
     The following table sets forth the net revenues, operating expenses and pre-tax earnings of our segments for the year ended December 31, 2007:

	GeneLink	Dermagenetics
	Inc.	Inc.
Net Revenues	$30,458	$67,286
Operating expenses	1,479,300	190,648
Other income	10,956	624
Pre-tax earnings (loss)	(1,437,886)	(122,738)

     The following table sets forth the net revenues, operating expenses and pre-tax earnings of our segments for the year ended December 31, 2006:

	GeneLink	Dermagenetics
	Inc.	Inc.
Net Revenues	$57,033	$118,641
Operating expenses	772,805	196,445
Other income	2,011	697
Pre-tax earnings (loss)	(713,461)	(77,407)
Liquidity and Capital Resources
     For 2007, the Company’s primary liquidity requirement was the implementation and funding of sales and marketing efforts and funding working capital. For 2008, the Company’s primary liquidity requirement will be the funding of the Company’s sales and marketing efforts and the payment of past obligations of the Company.
     Cash and Cash Equivalents. On December 31, 2007, the Company’s cash and cash equivalents amounted to $972,371 as to compared to $149,695 at December 31, 2006, an increase of $822,676. This increase resulted from the Company’s offerings of $1,431,400 of common stock and warrants, less fees and expenses, in November 2007. During 2007, the Company’s operating activities utilized $705,086 as compared to utilizing $296,523 in 2006, an increase of $408,563. Cash utilized during these periods resulted from the Company’s net losses for such periods and the payment of accounts payable.
     Investing activities utilized $90,827 in 2007, as compared to utilizing $42,646 in 2006. Financing activities provided $1,618,589 in 2007, as compared to $523,023 in 2006, primarily through the issuance of $1,431,400 of shares of common stock and warrants and the issuance of $342,500 of loans and notes payable, less $155,312 of cash costs associated with such issuances. The $487,968 and $298,390 of convertible secured promissory notes payable as of December 31, 2007 and 2006, respectively, as reflected on the Balance Sheet on page 29 are net of debt issuance and stock conversion discounts. The outstanding amount of convertible secured notes payable as of December 31, 2007 and 2006 were $728,812 and $827,890, respectively.
     The Company will require approximately $500,000 to $1,500,000 of working capital, depending on how quickly the Company’s distributors and GeneWize can commence and rollout their respective marketing and sales efforts, to fund the Company’s sales and marketing efforts and to pay existing obligations for the balance of 2008. If the Company cannot obtain this required financing, it is unlikely that the Company will be able to continue its operations and/or be able to fully implement its business plan.

ITEM 7. FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
GeneLink, Inc. and Subsidiaries
Longwood, Florida
          We have audited the accompanying consolidated balance sheets of GeneLink, Inc. and Subsidiaries as of December 31, 2007 and 2006, and the related consolidated statements of operations, changes in stockholders’ equity (deficiency) and cash flows for the years then ended. These financial statements are the responsibility of the Companies’ management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
          In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of GeneLink, Inc. and Subsidiaries as of December 31, 2007 and 2006, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.
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
/s/ Buckno, Lisicky & Company
Allentown, Pennsylvania
April 7, 2008

GENELINK, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
December 31, 2007 and 2006

ASSETS	2007	2006
CURRENT ASSETS
Cash and cash equivalents	$972,371	$149,695
Accounts receivable	35,327	32,185
Inventory	3,646	5,772
Prepaid expenses	11,273	14,421

Total current assets	1,022,617	202,073

PROPERTY AND EQUIPMENT	38,476	131,645

OTHER ASSETS	322,731	214,763

Total assets	$1,383,824	$548,481

See Notes to Consolidated Financial Statements.

GENELINK, INC. AND SUBSIDIARIES
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIENCY)
December 31, 2007 and 2006

	2007	2006

CURRENT LIABILITIES
Accounts payable and accrued expenses	$439,399	$365,590
Accrued compensation	144,168	710,323
Deferred revenue	100,922	15,481
Loans payable	18,000	18,000

Total current liabilities	702,489	1,109,394

Convertible secured promissory notes payable, net of debt issuance and stock conversion discounts	487,968	298,390

Total liabilities	1,190,457	1,407,784

STOCKHOLDERS’ EQUITY (DEFICIENCY)
Common stock, par value $0.01 per share; authorized: 125,000,000 and 75,000,000 shares as of December 31, 2007 and 2006 respectively; issued: 2007 66,673,591 shares and 2006 41,738,988 shares; outstanding: 2007 66,267,422 shares and 2006 41,332,819 shares	666,736	417,390
Additional paid in capital	8,277,692	7,148,427
Stock warrants	4,245,692	3,011,009
Accumulated deficit	(12,681,698)	(11,121,074)
Treasury stock, 406,169 shares as of December 31, 2007 and 2006, respectively, at cost	(315,055)	(315,055)

Total stockholders’ equity (deficiency)	193,367	(859,303)

Total liabilities and stockholders’ equity (deficiency)	$1,383,824	$548,481

See Notes to Consolidated Financial Statements.

GENELINK, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
Years Ended December 31, 2007 and 2006

	2007	2006

Revenues:	$97,744	$175,674

Cost of goods sold:	70,809	65,421

Gross profit	26,935	110,253

Expenses:
Selling general and administrative	644,948	476,539
Fair value of options and warrants granted	363,400	0
Consulting	154,427	179,449
Professional fees	346,148	173,590
Advertising and promotion	31,810	14,369
Amortization and depreciation	58,406	59,882

	1,599,139	903,829

Operating loss	(1,572,204)	(793,576)

Other income:	11,580	2,708

Loss before provision for income taxes	(1,560,024)	(790,868)

Provision for income taxes:

Deferred income tax benefit	0	206,207

Net loss	$(1,560,624)	$(584,661)

Loss per share, basic and diluted:	$0.03	$(0.01)

Weighted average common shares and diluted potential common shares	48,117,402	38,861,637

See Notes to Consolidated Financial Statements.

GENELINK, INC. AND SUBSIDIARIES
Consolidated Statements of Changes in Stockholders’ Equity (Deficiency)
YEARS ENDED DECEMBER 31, 2007 AND 2006

				ADDITIONAL
	COMMON STOCK		TREASURY	PAID IN	STOCK	ACCUMULATED
	SHARES	AMOUNT	STOCK	CAPITAL	WARRANTS	DEFICIT	TOTAL

Balance, December 31, 2005	36,689,550	$366,896	$(315,055)	$6,910,160	$2,961,809	$(10,536,413)	$(612,603)

Issuance of common stock and stock warrants related to convertible secured promissory notes	4,539,450	45,394	0	160,063	0	0	205,457
Stock conversion discount related to convertible secured promissory notes	0	0	0	165,578	0	0	165,578
Fair value of options granted for services	0	0	0	0	0	0	0
Commissions paid for fundraising costs	0	0	0	(129,550)	0	0	(129,550)
Issuance of common stock and stock warrants for fundraising services	410,000	4,100	0	18,850	49,200	0	72,150
Issuance of common stock and stock warrants for services	100,000	1,000	0	23,326	0	0	24,326
Net loss	0	0	0	0	0	(584,661)	(584,661)

	5,049,450	50,494	0	238,267	49,200	(584,661)	(246,700)

Balance, December 31, 2006	41,739,000	$417,390	$(315,055)	$7,148,427	$3,011,009	$(11,121,074)	$(859,303)

Issuance of common stock and stock warrants related to convertible secured promissory notes	687,500	6,875	0	22,163	0	0	29,038
Conversion of secured promissory notes and accrued interest to common stock	5,093,024	50,931	0	203,722	0	0	254,653
Stock conversion discount related to convertible secured promissory notes	0	0	0	27,500	0	0	27,500
Issuance of common stock and stock warrants for fundraising services	68,750	688	0	(447,731)	447,043	0	0
Issuance of common stock and warrants pursuant to private placement offering	19,085,329	190,852	0	970,308	270,240	0	1,431,400
Issuance of stock warrants as payment of accrued compensation	0	0	0	508,614	154,000	0	662,614
Commissions paid for fundraising costs	0	0	0	(155,311)	0	0	(155,311)
Issuance of stock warrants for services	0	0	0	0	363,400	0	363,400
Net loss	0	0	0	0	0	(1,560,624)	(1,560,624)

	24,934,603	249,346	0	1,129,265	1,234,683	(1,560,624)	1,052,670

Balance, December 31, 2007	66,673,603	$666,736	$(315,055)	$8,277,692	$4,245,692	$(12,681,698)	$193,367
See Notes to Consolidated Financial Statements.

GENELINK, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31, 2007 and 2006

	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,560,624)	$(584,661)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss on abandonment of leasehold improvements	62,420	0
Depreciation and amortization	58,406	59,882
Amortization of discounts on loans payable	140,196	49,434
Common stock and warrants issued for fundraising services	0	72,150
Common stock issued for services	0	24,326
Fair value of options and warrants granted for services	363,400	0
Changes in assets and liabilities:
Accounts receivable	3,142	466
Inventory	2,126	(2,511)
Prepaid expenses	3,148	23,014
Other assets	(26,728)	0
Deferred revenue	85,441	0
Accounts payable and accrued expenses	73,809	(63,574)
Accrued payroll taxes	0	(7,454)
Accrued compensation	96,462	132,405
Net cash used in operating activities	(705,086)	(296,523)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(6,633)	(19,756)
Patent acquisition costs	(84,194)	(22,890)

Net cash used in investing activities	(90,827)	(42,646)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from loans and notes payable	272,462	417,543
Common stock issued for bridge loans conversion	70,038	205,457
Commissions paid for fundraising costs	(155,311)	(129,550)
Repayments of loans and notes payable	0	(19,861)
Proceeds from issuance of common stock and warrants	1,431,400	0

Net cash provided by financing activities	1,618,589	473,589

See Notes to Consolidated Financial Statements.

GENELINK, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31, 2007 and 2006

	2007	2006

NET INCREASE IN CASH AND CASH EQUIVALENTS	822,676	134,420

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	149,695	15,275

CASH AND CASH EQUIVALENTS, END OF PERIOD	$972,371	$149,695

SUPPLEMENTARY DISCLOSURES OF CASH FLOW INFORMATION

Cash payments for:
Interest:	$0	$98,300

Non-cash financing transactions:

Common stock issued for services	$0	$96,476

Refinancing of bridge loans payable	$0	$200,000

Debt issuance costs related to convertible secured promissory notes	$0	$180,898

Stock conversion discount related to convertible secured promissory notes	$0	$165,578

Stock options and warrants granted for services	$363,400	$0

Common stock and warrants granted for fundraising	$450,731	$0
See Notes to Consolidated Financial Statements.

GENELINK, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2007 AND 2006
Note 1.	Organization

GeneLink, Inc. (the “Company”) and its subsidiaries, Dermagenetics, Inc. and GeneWize Life Sciences, Inc., operate in Florida. The Company was organized under the laws of the Commonwealth of Pennsylvania and Dermagenetics, Inc. and GeneWize Life Sciences, Inc. was organized under the laws of the State of Delaware. The Company is the successor to a Delaware corporation organized under the same name on September 21, 1994. The Company’s offices are located in Longwood, Florida.

The Company was founded in response to the information being generated in the field of human molecular genetics. Scientists are discovering an increasing number of connections between genes and specific diseases or physical attributes and tendencies. The growth of scientific knowledge in this area has been accelerating as a direct result of the National Institutes of Health Genome Project.

The Company has developed and received a patent on a DNA Collection Kit ® for the collection of DNA specimens of clients. The kit is classified as a non-medical device.

The Company has also developed proprietary SNP-based genetic profiles (named GeneLink Nutragenetic ProfileTM and Dermagenetics ® profiles. These profiles provide a means of predicting an individual’s inherent genetic capacity to combat such conditions as oxidative stress and other important selected areas of physiologic health. The profiles, for example, can measure a person’s potential to efficiently control oxygen free radical damage, eliminate hydrogen peroxide, protect and repair oxidized phospholipids and destroy harmful environmental compounds. The Company’s profile assessment enables nutritional and skin care companies and health care professionals to recommend a specific and targeted regime of antioxidant vitamins, nutrients or skin care formulations that have been specifically designed to compensate for predicted deficiencies and to help provide individuals the best of health and appearance.

On December 12, 2007, the Company formed a new wholly owned subsidiary, GeneWize Life Sciences, Inc., to operate its direct sales efforts. As of December 31, 2007, the subsidiary had no significant operations.

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

Accounts receivable and allowance for bad debts:

GeneLink estimates potential bad debts using the allowance method.

Property and equipment:

Property and equipment are stated at cost. Expenditures for maintenance and repairs are charged against operations. Renewals and betterments that materially extend the life of the assets are capitalized. Depreciation is computed using the straight-line method over the estimated useful lives of 5 to 39 years of the related assets.

Revenue and cost recognition:

GeneLink receives separate fees for the kits and for the lab services. Upon entering into a distribution arrangement with GeneLink, a distributor will order kits at a price negotiated between GeneLink and the distributor. Upon the distributor receiving from a customer of such distributor an order for the underlying genetically guided skin care or nutrition product that the distributor is selling, a sample of the customer’s DNA will be obtained and the kit will be sent to the lab for analysis. At that time the distributor will be charged an agreed upon price for the lab services. This is in addition to the price of the kits.

The price for each of the kits and the lab services come about through arms-length negotiations between GeneLink and its distributors and are based upon the costs incurred by GeneLink for the kits and the lab services.

Upon termination of a distribution arrangement, GeneLink is not required to repurchase any kits remaining in the possession of the distributor. Typically, only a small number of kits are purchased at any time. The distributor has some period after the end of the distribution arrangement to sell off any remaining kits. If it does, GeneLink will provide the lab services for each kit sold.

Amortization of patents:

Legal and professional fees and expenses in connection with the filing of patent and trademark applications have been capitalized and are amortized over fifteen years on a straight-line basis. The Company has filed for and has patents pending in the USA and foreign countries on its method of DNA gathering. The Company also filed for and has patents pending on its three proprietary genetic indicator tests. The Company has a registered trademark for its name, logo, and the name “DNA Collection Kit ® .” In March 2001, the Company reached a Notice of Allowance of Patent on its method of DNA gathering, and has received trademark protection for its name, logo, and the name “DNA Collection Kit ® .”

Inventory:

Inventory consists of kits held for resale. Inventory is valued at the lower of cost (using the first-in, first-out method) or market. The shelf life of the DNA kits is estimated by the Company to be in excess of 30 years.

Income taxes:

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 109, “Accounting for Income Taxes” and FIN 48 “Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109”, which requires the use of an asset and liability approach for financial accounting and reporting for income taxes and to consider the likelihood of a tax position to be accepted by federal and state taxing authorities. Under this method, deferred tax assets and liabilities are recognized based on the expected future tax consequences of temporary differences between the financial statement carrying amounts and tax basis of assets and liabilities as measured by the enacted tax rates that are expected to be in effect when taxes are paid or recovered. In December 2006, the Company sold net operating losses through the New Jersey Technology Business Tax Certified Transfer Program. See Note 5.

Long lived assets:

The Company reviews for the impairment of long-lived assets and certain identifiable intangibles whenever events or changes indicate that the carrying amount of an asset may not be recoverable. An impairment loss would be recognized when estimated future cash flows expected to result from the use of an asset and its eventual disposition are less than its carrying amount. The Company has not identified any such impairment losses during the years ended December 31, 2007 and 2006.

Per share data:

Effective November 12, 1998, the Company adopted SFAS No. 128, “Earnings Per Share.” The provisions of SFAS 128 establish standards for computing and presenting earnings per share (EPS). This standard replaces the presentation of primary EPS with a presentation of basic EPS. Additionally, it requires dual presentation of basic and diluted EPS for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the diluted EPS computation. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Diluted EPS for 2007 and 2006 excludes any effect from such securities, as their inclusion would be antidilutive.

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

Recent accounting developments:

In June 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109, (FIN 48), which clarifies the accounting for uncertainties in tax positions. FIN 48 requires financial statement recognition of the impact of a tax position, if that position is more likely than not to be sustained on examination, based on the technical merits of the position. The provisions of FIN 48 is effective for financial statements issued for fiscal years beginning after December 15, 2006. The Company adopted FIN 48 effective January 1, 2007.

Reclassifications:

Certain amounts in the prior year’s financial statement have been reclassified to conform with the current year’s presentation.
Note 3.	Property and Equipment

As of December 31, 2007 and 2006, property and equipment consisted of the following:

	2007	2006

Office furniture	$1,154	$1,154
Office equipment	57,494	57,494
Leasehold improvements	0	85,420
Software	102,712	96,079

	161,360	240,147

Less accumulated depreciation and amortization	122,884	108,502

	$38,476	$131,645

Depreciation expense was $37,832 and $36,170 for the years ended December 31, 2007 and 2006, respectively.
Note 4.	Other Assets

As of December 31, 2007 and 2006, other assets consisted of the following:

	2007	2006

Patents and trademarks	$357,470	$250,389

Deposits	41,001	0

Less accumulated amortization	79,540	41,254

	$318,931	$209,135

Amortization expense was $21,024 and $16,722 for the years ended December 31, 2007 and 2006, respectively.
The future estimated minimum amortization expense that will be charged to operations as of December 31, 2007 is as follows:

Year ending
December 31,
2008	$21,024
2009	21,024
2010	21,024
2011	21,024
2012	21,024
Thereafter	252,350

$357,470

Note 5.	Income Taxes

At December 31, 2007 and 2006, the Company had federal and state tax net operating loss carry forwards of approximately $16,794,000 and $15,230,000, respectively. The difference between the operating loss carry forwards on a tax basis and a book basis is due principally to differences in depreciation, amortization, and treatment of stock options. The federal carry forwards begin to expire in 2009 and the state carry forwards began to expire in 2003.

The Company had a net deferred tax asset of $2,180,000 and $1,955,000 at December 31, 2007 and 2006, respectively, primarily from net operating loss carry forwards. A valuation allowance was recorded to reduce the net deferred tax asset to zero. The deferred tax asset valuation allowance increased $225,000 for the year ended December 31, 2007 and $75,000 for the year ended December 31, 2006.

During December 2006, the Company received proceeds from the sale of net operating losses through the New Jersey Technology Business Tax Certified Transfer Program (the “Tax Transfer Program”). Through the Tax Transfer Program, the Company sold $224,160 of net operating loss benefits and received $206,207 of net proceeds from this sale.
Note 6.	Stockholders’ Equity Transactions

Common Stock

In August 2007, the Company issued a private placement memorandum for up to $1,700,000 of units consisting of restricted common stock at $.075 per share with an attached warrant to acquire 1/4 of a share of common stock. The warrants are exercisable for 5 years at a price of $.10 per share. During November, 2007 the Company closed on $1,431,400 units with proceeds allocated to stock of $1,161,159 and attached warrants of $270,241.

In connection with this offering, the Company issued 2,575,250 of dealer warrants with 5 year terms. 515,050 of the dealer warrants have an exercise price of $.10 per share, while the remaining 2,060,200 are exercisable at $.075 per share.

The Company issued 68,750 and 510,000 shares of common stock for services rendered, valued at $3,688 and $96,476 for the years ended December 31, 2007 and 2006, respectively.

During the year ended December 31, 2007 and 2006, the Company issued $137,500 and $827,890 principal amount of convertible secured promissory notes and issued

687,500 and 4,539,450 shares of restricted Common Stock in connection with the issuance of the notes.

During 2007 the Company issued 5,093,024 shares of common stock as conversion of promissory notes and accrued interest. The value of the notes converted as of December 31, 2007 was $254,653.

During the year ended December 31, 2006, the Company issued stock in settlement of a debt agreement. The Company issued 640,369 shares of common stock to settle $75,000 of debt and interest accrued on the note.

In connection with the convertible secured promissory notes and shares of Common Stock issued, the Company issued 410,000 shares of Common Stock valued at $22,950, warrants to acquire 1,640,000 shares of Common Stock at an exercise price of $.05 valued at $49,200, and paid a cash commission of $57,400 to the Administrative Agent. The total costs of $129,550 have been recorded as a reduction of the proceeds in accordance with AICPA Technical Practice Aid 4110.01.

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

During 2007 the Company granted options to Board members, executives and advisors in lieu of compensation in accordance with the Company’s Stock Option Plan. Options granted under this plan primarily vested over 4 years beginning in 2007. The options have terms of 10 years and a fair value based on the Company’s lattice valuation model of $.08/ share. The compensation recognized in relation to the issuance of these options as of December 31, 2007 is $363,400.

In addition, in connection with an officer of the Company reducing deferred compensation due to him, the Company issued 1,400,000 in options to such officer in September 2007 at an exercise of $0.11 per share, to settle a deferred compensation liability with an advisor. The options issued with a 10 year term had a fair value of $154,000.

A summary of the status of the Company’s stock options and warrants as of December 31, 2007 and 2006, and changes during the years ending of those dates are presented below:

	2007		2006
		Weighted		Weighted
		Average		Average
		Exercise		Exercise
	Shares	Price	Shares	Price
Options/warrants outstanding at beginning of year	14,992,987	$0.38	16,905,821	$0.44
Granted	16,721,581	0.08	1,640,000	0.05
Exercised	—	—	—	—
Expired	(1,671,033)	(0.80)	(3,552,834)	(0.49)
Cancelled	—	—	—	—

Options/warrants outstanding at end of year	30,043,535	$0.19	14,992,987	$0.38

Options/warrants exercisable at end of year	26,886,035		14,954,309
Weighted-average fair value of options granted during the year		$0.11		$0.04
The following table summarizes information about stock options and warrants outstanding at December 31, 2007:

		Weighted-Average
	Number	Remaining
Exercise	Outstanding	Contractual Life	Exercisable
Price	at 12/31/07	(Years)	Warrants

0.05	1,915,000	3.70	1,915,000
0.075	3,460,200	6.88	3,460,200
0.08	7,700,000	9.42	4,542,500
0.10	5,286,381	4.88	5,286,381
0.20	4,307,704	2.07	4,307,704
0.25	565,000	1.71	565,000
0.40	2,953,000	0.54	2,953,000
0.45	920,000	0.12	920,000
0.50	690,000	0.96	690,000
0.60	2,206,250	0.89	2,206,250
1.00	40,000	1.17	40,000

	30,043,535		26,886,035

Stock options were valued using a lattice model approach. Significant assumptions used to calculate the fair value of all options issued for services are as follows:

Risk free interest rate of return	4.5-5%
Expected option life	5-10yrs.
Expected dividends	$0.00
Expected volatility	169-170%
Note 7.	Net Loss Per Share

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

	2007	2006

Net loss	$(1,560,624)	$(584,661)
Weighted average number of common shares outstanding for computing basic earning per share	48,117,402	38,861,637
Dilutive effect of warrants and stock options after application of the treasury stock method	—	—
Weighted average number of common shares out- standing for computing diluted earnings per share	48,117,402	38,861,637

Net loss per share — basic and diluted	$(0.03)	$(0.01)

The following common stock equivalents are excluded from the earnings per share calculation as their effect would have been antidulitive:

	Years Ended December 31
	2007	2006

Warrants and stock options	30,043,535	14,922,987

Note 8.	Advertising

The Company expenses the production costs of advertising when incurred. Advertising expense was $31,810 and $14,369 for the years ended December 31, 2007 and 2006, respectively.

Note 9. Rent
The Company leases its offices in Longwood, Florida.
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
In May 2006, December 2006, January 2007 and June 2007, pursuant to the terms of a Convertible Secured Loan Agreement, dated as of May 12, 2006 (as amended and supplemented, the “Loan Agreement”), the Company issued $965,390 principal amount of Notes.
The Company issued to First Equity Capital Securities, Inc., as Administrative Agent under the Loan Agreement, an aggregate of 435,000 shares of restricted Common Stock of the Company and warrants to acquire 1,740,000 shares of restricted Common Stock of the Company at an exercise price of $0.05 per share in connection with the issuance of the Notes. The Company also paid First Equity Capital Securities, Inc. a placement fee of $60,900, equal to 7% of all loans raised pursuant to the Loan Agreement. Kenneth R. Levine, a holder of more than five percent of the equity securities of the Company, is an officer and principal of First Equity Capital Securities, Inc. Mr. Levine purchased $69,078 of Notes and received 345,390 shares of restricted Common Stock of the Company in connection with the issuance of the Notes.
Robert Hoekstra, a director of the Company, purchased and holds $63,289 principal amount of Notes and Bernard L. Kasten, Jr., a director of the Company, purchased and holds $129,078 principal amount of Notes. Mr. Hoekstra and Dr. Kasten received 316,445 and 645,390 shares of restricted Common Stock, respectively, in connection with their purchase of the Notes.
     Short Term Loans Payable
As of December 31, 2007, the Company has various shareholders of the Company who provided short term obligations, as follows:

	2007	2006

Note payable, due no specific maturity with no stated interest. All interest and principal due at maturity.	$10,000	$10,000

Note payable, no specific maturity with no stated Interest. All interest and principal due at maturity.	8,000	8,000

	18,000	18,000
Less: Discount for warrants issued	(—)	(—)

Total short term loans payable	$18,000	$18,000

     Employees and Consultants
The Company is dependent on the services of Monte E. Taylor, Jr., its Chief Executive Officer. The Company is in the process of negotiating an employment agreement with Mr. Taylor. A new agreement has not been signed. His current arrangement provides for annual compensation of $120,000 per year.
The Company has entered into a consulting agreement with Dr. Ricciardi (shareholder and officer) dated February 24, 1998. The initial term of the agreement was five (5) years. As of December 31, 2007 and 2006, $97,500 and $710,323, respectively, was owed to Dr. Ricciardi for services rendered under the consulting agreement.
Pursuant to an agreement dated September 27, 2007, Dr. Ricciardi agreed to reduce the accrued compensation payable to him to $90,000 as of September 30, 2007, payable when the Board of Directors of the Company determines that the Company’s financial position can accommodate such payments, and to reduce the compensation payable to him for future services to be rendered pursuant to the consulting arrangement to $30,000 per year, payable in monthly installments of $2,500 each commencing, October 2007 and payable on the last day of each month. The Company reimbursed Dr. Ricciardi $10,000 for legal fees incurred in connection with the litigation instituted by John R. DePhillipo, the former Chief Executive Officer and President of the Company against the Company and Dr. Ricciardi in connection with Mr. DePhillipo’s termination; released Dr. Ricciardi from any potential claims the Company may have against the directors and officers of the Company in connection with actions taken prior to the termination of Mr. DePhillipo’s employment; and issued Dr. Ricciardi a full-vested warrant to acquire 1,400,000 shares of Common Stock of the Company at an exercise price per share of $0.11, the closing price per share as of September 27, 2007. Dr. Ricciardi will remain eligible to receive additional option and warrant grants as a member of the Board of Directors and the Advisory Board of the Company.

     Convertible Secured Promissory Notes Payable
As of December 31, 2007 and 2006, the Company has various shareholders of the Company who provided convertible secured promissory note obligations, as follows:

	2007	2006
Notes payable, due May 12, 2011 with interest at 12%. All interest and principal due at maturity. All Company assets pledged as collateral.	$728,812	$827,890

	728,812	827,890

Less: Debt issue discount	(105,864)	(171,992)
Less: Stock conversion discount	(134,980)	(152,508)
Less: Debt proceeds not received	—	(205,000)

Total short term loans payable	$487,968	$298,390

In connection with issuance of the convertible secured promissory notes, the Company has recognized a debt issuance discount as of December 31, 2007 and 2006 of $29,038 and $180,898, respectively, that is being amortized over the term of the notes. As of December 31, 2007 and 2006, the unamortized debt issuance discount is $134,980 and $171,992, respectively.
In connection with issuance of the convertible secured promissory notes, the Company has recognized a stock conversion discount as of December 31, 2007 and 2006 of $27,500 and $165,578, respectively, that is being amortized over the term of the notes. As of December 31, 2007 and 2006, the unamortized stock conversion discount is $105,864 and $152,508, respectively.
Interest expense related to notes payable is $192,723 and $105,291 for the years ended December 31, 2007 and 2006, respectively.
Note 11. Segment Information
The Company distinguishes its two main operating segments by entity and the types of products they sell.
The following table sets forth the net revenues, operating expenses and pre-tax earnings of our segments for the year ended December 31, 2007 and 2006:

	GeneLink	Dermagenetics
	Inc.	Inc.
2007
Net Revenues	$30,458	$67,286

Operating expenses	1,479,300	190,648

	GeneLink	Dermagenetics
	Inc.	Inc.
Other income	10,956	624

Pre-tax earnings (loss)	(1,437,886)	(122,738)

2006
Net Revenues	$57,033	$118,341

Operating expenses	772,805	196,445

Other income	2,011	697

Pre-tax earnings (loss)	(713,461)	(77,407)
Note 12. Going Concern
The Company’s financial statements are prepared using generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company incurred a net operating loss of $1,560,624 and $584,661 for the years ended December 31, 2007 and 2006, respectively. The Company reported a deficit of $12,681,698 and $11,121,074 as of December 31, 2007 and 2006, respectively. The Company has announced marketing plans to enhance sales and, as a result, management believes that they will be able to generate sufficient revenue and cash flow for the Company to continue as a going concern. Should the Company be unable to continue as a going concern, assets and liabilities would require restatement on a liquidation basis that would differ materially from the going concern basis.
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
In a separate Action filed by Mr. DePhillipo against the Company in November 2005 in the Superior Court of New Jersey, Law Division, Atlantic County, John R. DePhillipo v. GeneLink, Inc., Docket No. ATL-L-7479-05, Mr. DePhillipo has alleged that his termination by the Company “for cause” was improper and therefore he is entitled to in excess of $1,500,000 in severance pay under the terms of an employment agreement, allegedly entered into effective January 1, 2005 (the “Employment Agreement”) and an additional $84,000 in accrued and unpaid compensation. The Company has filed an Answer denying the material allegations of the Complaint and asserting a number of affirmative defenses. The Company believes Mr. DePhillipo’s claims are without merit and intends to vigorously defend against those claims. The Company has also filed counterclaims against Mr. DePhillipo for breach of fiduciary duty, conversion, negligent misrepresentation, unjust enrichment and fraud while Mr. DePhillipo served as the Company’s Chief Executive Officer, President and Chief Financial Officer. The counterclaims seek recovery in excess of that sought by Mr. DePhillipo in the Complaint. The trial is currently scheduled to commence April 14, 2008.
The Company has received a notice of an alleged patent infringement from an Australian bioscience company. It is the opinion of patent counsel that there is no infringement, and that in the event there is an infringement, management believes it will not have a material effect on the Company’s business and financial position.
The Company leases its principal offices in Longwood, Florida. The lease is for a term of three years, ending December 2010, and provides for monthly rental payments of $5,500.
The future minimum lease payments that will be charged to operations as of December 31, 2007 is as follows:

Year ending
December 31,
2008	$66,000
2009	66,000
2010	66,000
Thereafter	0

$198,000

Note 14. Quarterly Results of Operations (unaudited)
     Below is a summary of the quarterly results of operations for each quarter of the years ended December 31, 2007 and 2006:

	First	Second	Third	Fourth
2007
Sales	$31,385	$27,182	$26,150	$13,027
Gross profit	6,262	6,935	14,252	(514)
Net income (loss)	(359,792)	(225,196)	(550,747)	(424,889)

Net income (loss) per common share	(0.01)	(0.01)	(0.01)	(0.01)

2006
Sales	$47,711	$35,642	$59,122	$33,199
Gross profit	30,962	14,556	33,206	(31,529)
Net income (loss)	(229,491)	(255,928)	(138,698)	39,456

Net income (loss) per common share	(0.01)	(0.01)	(0.008)	(0.001)

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
     With the participation of management, the Company’s Chief Executive Officer and Acting Chief Financial Officer evaluated the effectiveness of the design and operation of its disclosure controls and procedures at the conclusion of the fiscal quarter ended December 31, 2007. Based upon this evaluation, the Chief Executive Officer and Acting Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective in ensuring that material information required to be disclosed is included in the reports that it files with the Securities and Exchange Commission.
Change In Internal Controls
     There were no changes in the Company’s internal controls over financial reporting or, to the knowledge of the Company’s management, in other factors that have materially affected or are reasonably likely to materially affect internal controls over financial reporting during the fiscal quarter ended December 31, 2007.
Management’s Annual Report on Internal Control over Financial Reporting
     Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.
     Management assessed the Company’s internal control over financial reporting as of December 31, 2007 using the criteria for effective control over financial reporting established in “Internal Control — Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management believes that, as of December 31, 2007, the Company maintained effective internal control over financial reporting.
     This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

PART III

ITEM 9.	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16 (a) OF THE EXCHANGE ACT
     Information with respect to each of the executive officers and current directors of the Company is set forth below

Name	Age	Position

Monte E. Taylor	57	Chief Executive Officer, Acting Chief Financial Officer, Director

Robert P. Ricciardi, Ph.D.	61	Secretary, Chief Science Officer, Director

Dr. Bernard L. Kasten, Jr.	61	Executive Chairman of the Board, Director

Robert Hoekstra	57	Director

John H. Souza	45	Director
Mr. Taylor currently is our Chief Executive Officer and Acting Chief Financial Officer and a director. Mr. Taylor joined us as Director of Business Development in 2001. In such role, Mr. Taylor has focused his efforts in rolling out our products and technologies to the skin-care, skin health and nutrition industries worldwide. Prior to joining us, Mr. Taylor was a senior management consultant specializing in strategic marketing plans, business development and marketing communications for mid-size and Fortune 500 companies. Mr. Taylor has significant direct selling/MLM industry experience as a consultant, distributor and corporate trainer. Mr. Taylor received a masters degree in business administration from the Crummer School of Business at Rollins College.
Dr. Ricciardi is currently our Chief Science Officer and a director. Dr. Robert Ricciardi is also Professor of Microbiology at the University of Pennsylvania. Dr. Ricciardi received his Ph.D. from the University of Illinois at Urbana and went on to Brandeis University and Harvard Medical School in the Department of Biological Chemistry where he was a Fellow of the American Cancer Society and a Charles A. King Trust Fellow. He developed one of the first techniques in molecular biology that has been widely used to map genes. While most of his research has centered on mechanisms of cancer, Dr. Ricciardi has developed and patented recombinant delivery systems for use as vaccines and new methods for identifying chemical therapeutics. Dr. Ricciardi has served as a consultant to The National Institutes of Health, Smith Kline and Beckman’s Department of Molecular Genetics, and Children’s Hospital of Philadelphia’s Department of Infectious Disease. He has authored 85 publications and was a NATO Visiting Professor at Ferrara Medical School in Italy. Dr. Ricciardi has been an invitational speaker at numerous scientific meetings and universities.

Dr. Kasten is the Executive Chairman of our Board of Directors and a member of the Audit Committee. Dr. Kasten has been a scientific advisor to our company since 1999 and a member of our Advisory Committee since 2001. Dr. Kasten is a graduate of Miami University (Oxford Ohio), BA Chemistry 1967, and the Ohio State University College of Medicine MD 1971. His residency was served at the University of Miami, Florida and fellowships at the National Institutes of Health Clinical Center and National Cancer Institute, Bethesda, Maryland. Dr. Kasten is a Diplomat of the American Board of Pathology with Certification in Anatomic and Clinical Pathology with sub-specialty certification in Medical Microbiology. Dr. Kasten is an author of “Infectious Disease Handbook” 1st through 5th Editions 1994-2003 and the “Laboratory Test Handbook” 1st through 4th Editions 1984-1996 published by Lexi-Comp Inc., Hudson, Ohio. Dr. Kasten has been active with the College of American Pathologists (CAP) serving as Chairman of its Publication Committee from 1985-1993, its Management Resources Committee from 1993-1998 and its Chairman Internet Editorial Board from 1999-2003. Dr. Kasten received the College of American Pathologists Presidents Medal Awarded for Outstanding Service in 1989 and the College of American Pathologists Frank W. Hartman Award, in 1993 for Meritorious Service to the College (Founding CAP Today) the organization’s highly successful monthly tabloid magazine. Dr. Kasten’s professional staff appointments have included the Cleveland Clinic, Northeastern Ohio Universities College of Medicine, the Bethesda Hospitals and Quest Diagnostics. Dr. Kasten served eight years, 1996-2004, at Quest Diagnostics Incorporated [NYSE-DGX], where he was Chief Laboratory Officer; Vice-President of Business Development for Science and Medicine and Vice-President of Medical Affairs of a Quest Diagnostics wholly-owned subsidiary, MedPlus Inc. Dr. Kasten joined SIGA Technologies, Inc. [NASDAQ-SIGA] as a Board of Directors member in May 2003, and accepted the appointment as SIGA’s Chief Executive Officer in July of 2004, serving through April 2006. Dr. Kasten is Chairman of the Board of Cleveland Bio Labs Inc. [NASDAQ-CBLI], and also serves on the Board of Directors of Enzo Biochem [NYSE_ENZ], Lexi-Comp Inc and Riggs-Heinrich Media Inc.
Mr. Hoekstra is a director and a member of the Audit Committee. Mr. Hoekstra a management consultant, organizational therapist and co-founder of Team Architects, an international management and relationship skills training company. Mr. Hoekstra is a co-creator and a certified instructor for “Redirecting Corporate America,” a management training course offered world wide since 1991. Formerly, he was the V.P. of Sales for U.S. Medical and President of the Hoekstra Agency. Mr. Hoekstra graduated from Loyola University, New Orleans with a B.S. In Psychology (Cum Laude).
Mr. Souza has been a business consultant with our company since October 2004, working primarily with our Dermagenetics, Inc. subsidiary as Director of Business Development. In the past 20 years, Mr. Souza has owned and operated manufacturing and distribution companies in the packaging and cosmetics fields, doing business with Fortune 100 and 500 companies as well as retail spa outlets. Mr. Souza has held executive management positions in both the public and private sectors where he was responsible for operations, business development and mergers and acquisitions, and also has an extensive background in sales and marketing. Mr. Souza received a Bachelor of Science from Rochester Institute of Technology. Mr. Souza is also a Nationally Certified PT/NC.

Audit Committee
     Dr. Kasten and Mr. Hoekstra, each of whom is independent, comprised the Audit Committee for the fiscal year ended December 31, 2007. The Audit Committee does not have an audit committee financial expert. The Company has not been able to attract qualified members to serve on its Board of Directors who would qualify as financial experts.
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
Section 16(a) Beneficial Ownership Reporting Compliance.
     Based solely on the Company’s review of certain reports filed with the Securities and Exchange Commission pursuant to Section 16(a) of the Securities Exchange Act of 1934, as amended (the “1934 Act”), and written representations of the Company’s officers and directors, the Company believes that all reports required to be filed pursuant to the 1934 Act with respect to transactions in the Company’s Common Stock through December 31, 2007 were filed on a timely basis.
Code of Ethics.
     The Company has adopted a code of conduct that applies to all employees, including the Company’s principal executive officer, principal financial officer, principal accounting officer or controller and persons performing similar functions. A copy of the Company’s code of conduct will be provided to anyone without change upon request therefor.
Compensation of Directors and Meeting of Directors
     The Board of Directors met seven times in 2007. Each director attended at least 75% of the meetings.
In June 2007, the Company granted Mr. Taylor a fully-vested warrant to acquire 1,600,000 shares of Common Stock at an exercise price of $0.08 per share in recognition of past services rendered and our inability, due to cash flow considerations, to pay Mr. Taylor an annual salary at a level commensurate with the services being rendered by Mr. Taylor. The Company also issued to Mr. Taylor in June 2007 an option, pursuant to our 2007 Stock Option Plan (the “Option Plan”), to acquire 1,400,000 shares of Common Stock at an exercise price of $0.08 per share. These options vest in four equal annual installments of 350,000, commencing June 1, 2007.
In June 2007, the Company granted Dr. Kasten a fully-vested warrant to acquire 750,000 shares of Common Stock at an exercise price of $0.08 per share in recognition of past services rendered and granted Dr. Kasten, pursuant to the Option Plan, an option to acquire 850,000 shares of Common Stock at an exercise price of $0.08 per share. These options vest in four equal annual installment of 212,500, commencing June 1, 2007.
In June 2007, the Company granted Mr. Souza a fully-vested warrant to acquire 1,000,000 shares of Common Stock at an exercise price of $0.08 per share in recognition of past services rendered and granted Mr. Souza, pursuant to the Option Plan, an option to acquire 1,000,000 shares of Common Stock at an exercise price of $0.08 per share. These options vest in four equal annual installments of 250,000, commencing June 1, 2007.
In June 2007, the Company granted to each member of our scientific advisory board options pursuant to the Option Plan and warrants to acquire Common Stock in recognition of past services rendered and the agreement to render services in the future. Dr. Ricciardi, received a fully-vested warrant to acquire 25,000 shares of our Common Stock at an exercise price of $0.08 per share and an option to acquire 100,000 shares of Common Stock at an exercise price of $0.08 per share, which option vests in four equal annual installments of 25,000, commencing June 1, 2007.
In June 2007, pursuant to the Option Plan, the Company granted each director an option to acquire 100,000 shares of Common Stock at an exercise price of $0.08 per share. These options vest in four equal annual installments of 25,000 each commencing June 1, 2007.
Communications with the Board of Directors
     You may contact the Board of Directors as a group by writing to them c/o GeneLink, Inc., 317 Wekiva Spring Road, #200, Longwood, Florida 32779. Any communications received will be forwarded to all Board members.
REPORT FROM THE AUDIT COMMITTEE
     Dr. Kasten and Mr. Hoekstra comprised the Audit Committee for the year ended December 31, 2007. The Audit Committee does not have an audit committee financial expert. The Company has not been able to attract qualified members to serve on its Board of Directors who would be independent and who would qualify as financial experts. The Audit Committee is responsible for considering management’s recommendation of independent certified public accountants for each fiscal year, recommending the appointment or discharge of independent accountants to the board of directors and confirming the independence of the accountants. It is also responsible for reviewing and approving the scope of the planned audit, the results of the audit and the accountants’ compensation for performing such audit, reviewing the Company’s audited financial statements, and reviewing and approving the Company’s internal accounting controls and discussing such controls with the independent accountants.
     In connection with the audit of the Company’s financial statements for the year ended December 31, 2007, the Audit Committee met with representatives from Buckno, Lisicky & Company, the Company’s independent auditors. The Audit Committee reviewed and discussed with the Company’s financial management and financial structure, as well as the matters relating to the audit required to be discussed by Statements on Auditing Standards 61 and 90.
     In addition, the Audit Committee reviewed and discussed with the Company’s management the Company’s audited financial statements relating to year ended December 31, 2007.
     Based upon the review and discussions described above, the Audit Committee recommended to the Board of Directors that the Company’s financial statements audited by Buckno, Lisicky & Company be included in the Company’s Annual Report on Form 10-KSB for year ended December 31, 2007.
Robert Hoekstra
Dr. Bernard L. Kasten, Jr.

ITEM 10. EXECUTIVE COMPENSATION
SUMMARY COMPENSATION TABLE
SUMMARY COMPENSATION TABLE

								Nonqualified
							Non-Equity	Deferred
Name and principal				Stock	Option		Incentive Plan	Compensation	All Other
position	Year	Salary ($)	Bonus ($)	Awards ($)	Awards ($)		Compensation ($)	Earnings ($)	Compensation ($)	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)		(g)	(h)	(i)	(j)
Monte E. Taylor, Jr.	2007	$102,500	$0	$0	$158,000	[1]	$0	$0	$13,170 [2]	$273,670
Chief Executive Officer	2006	$90,000	$0	$0	$0		$0	$0	$22,462 [2]	$112,462
Robert P. Ricciardi, Ph.D.	2007	$97,500 [3]	$0	$0	$6,000	[3]	$0	$0	$0	$103,500
Chief Science Officer	2006	$116,924	$0	$0	$0		$0	$0	$0	$116,924
John A. Sousa	2007	$79,500	$0	$0	$102,000	[4]	$0	$0	$0	$181,500
Vice President of Business Development	2006	$75,000	$0	$0	$0		$0	$0	$0	$75,000

[1]	On June 1, 2007, Mr. Taylor received a fully vested warrant to acquire 1,600,00 shares of common stock of an exercise price of $0.08 per share and received options to acquire 1,500,000 shares of common stock at an exercise price of $0.08 per share, which options vest in four equal annual installments of 375,000 each, commencing June 1, 2007.

[2]	Represents the cost of health insurance premiums provided from the Company.

[3]	On June 1, 2007, Dr. Ricciardi received a fully-vested warrant to acquire 25,000 shares of common stock at an exercise price of $0.08 per share and received options to acquire 200,000 shares of common stock at an exercise price of $0.08 per share, which options vest in four equal annual installments of 50,000 each, commencing June 1, 2007. On September 30, 2007, in connection with the amendment to Dr. Ricciardi’s consulting agreement, Dr. Ricciardi received a fully-vested warrant to acquire 1,400,000 shares of common stock at an exercise price of $0.11 per share.

[4]	On June 1, 2007, Mr. Sousa received a fully vested warrant to acquire 1,000,000 shares of common stock at an exercise price of $0.08 per share, and received options to acquire 1,100,000 shares of common stock at an exercise price of $0.08 per share, which options vest in four equal installments of 275,000 each, commencing June 1, 2007.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END
OPTION AWARDS

			Equity
			Incentive
			Plan
			Awards:
	Number of	Number of	Number of
	Securities	Securities	Securities
	Underlying	Underlying	Underlyi ng
	Unexercised Options	Unexercised	Unexercised	Option
	(#)	Options (#)	Unearned	Exercise	Option Expiration
Name	Exercisable	Unexercisable	Options (#)	Price ($)	Date
(a)	(b)	(c)	(d)	(e)	(f)
Monte E. Taylor, Jr.	1,975,000	1,125,000 [1]	0	$0.08	June 1, 2012
Robert P. Ricciardi, Ph.D.	75,000	150,000 [2]	0	$0.08	June 1, 2012
	1,400,000	0	0	$0.11	September 30, 2012
John H. Souza	1,275,000	825,000 [3]	0	$0.08	June 1, 2012

[1]	The remaining unvested options vest in equal annual installments of 375,000 options each on June 1, 2008, 2009 and 2010.

[2]	The remaining unvested options vest in equal annual installments of 50,000 options each on June 1, 2008, 2009 and 2010.

[3]	The remaining unvested options vest in equal annual installments of 275,000 options each on June 1, 2008, 2009 and 2010.

DIRECTOR COMPENSATION
     Directors do not receive any cash compensation for their service as directors of the Company or for attending any meetings.
DIRECTOR COMPENSATION

				Non-Equity	Non-Qualified
				Incentive	Deferred	All
	Fees Earned or	Stock	Option	Plan	Compensation	Other
Name	Paid in Cash ($)	Awards ($)	Awards ($)	Compensation ($)	Earnings ($)	Compensation ($)	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(j)
Robert Hoekstra	$0	0	$2,000 [1]	0	0	0	$2,000
Dr. Bernard L. Kasten	$0	0	$79,000 [2]	0	0	0	$79,000

1.	On June 1, 2007, Mr. Hoekstra received options to acquire 100,000 shares of common stock at an exercise price of $0.08 per share, which options vest in four equal annual installments of 25,000 each commencing June 1, 2007.

2.	On June 1, 2007, Dr. Kasten received a fully-vested warrant to acquire 750,000 shares of common stock at an exercise price of $0.08 per share and received options to acquire 750,000 shares of common stock at an exercise price of $0.08 per share, which options vest in four equal annual installments of 187,500 each commencing June 1, 2007.
Employment Agreements with Executive Officers
The Company revised its consulting agreement with Dr. Robert P. Ricciardi, an officer and director of the Company effective September 30, 2007. Pursuant to the terms of a Consulting Agreement dated as of February 24, 1998, the Company owed Dr. Ricciardi $752,616.55 in accrued compensation through September 30, 2007.
Pursuant to an agreement dated September 27, 2007, Dr. Ricciardi agreed to reduce the accrued compensation payable to him as of September 30, 2007 from $752,616.55 to $90,000 as of September 30, 2007, payable when the Board of Directors of the Company determines that the Company’s financial position can accommodate such payments, and to reduce the compensation payable to him for future services to be rendered pursuant to the consulting arrangement to $30,000 per year, payable in monthly installments of $2,500 each commencing, October 2007 and payable on the last day of each month.
In consideration for Dr. Ricciardi agreeing to reduce the accrued compensation due him, the Company reimbursed Dr. Ricciardi $10,000 for legal fees incurred in connection with the litigation instituted by John R. DePhillipo, the former Chief Executive Officer and President of the Company against the Company and Dr. Ricciardi in connection with Mr. DePhillipo’s termination; released Dr. Ricciardi from any potential claims the Company may have against the directors and officers of the Company in connection with actions taken prior to the termination of

Mr. DePhillipo’s employment; and issued Dr. Ricciardi a full-vested warrant to acquire 1,400,000 shares of Common Stock of the Company at an exercise price per share of $0.11, the closing price per share as of September 27, 2007. Dr. Ricciardi will remain eligible to receive additional option and warrant grants as a member of the Board of Directors and the Advisory Board of the Company.
ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
PRINCIPAL SHAREHOLDERS
Security Ownership of Management and Certain Beneficial Owners
     The following table sets forth certain information as of March 11, 2008 regarding the ownership of Common Stock (i) by each person known by the Company to be the beneficial owner of more than five percent of the outstanding Common Stock, (ii) by each current officer and director of the Company, (iii) by each nominee for director, and (iv) by all current officers and directors of the Company as a group.
The beneficial owners and amount of securities beneficially owned have been determined in accordance with Rule 13d-3 under the Exchange Act and, in accordance therewith, includes all shares of the Company’s Common Stock that may be acquired by such beneficial owners within 60 days of March 11, 2008 upon the exercise or conversion of any options, warrants or other convertible securities. This table has been prepared based on 66,341,921 shares of Common Stock outstanding on March 11, 2008. Unless otherwise indicated, each person or entity named below has sole voting and investment power with respect to all Common Stock beneficially owned by that person or entity, subject to the matters set forth in the footnotes to the table below. Unless otherwise stated, the beneficial owners exercise sole voting and/or investment power over their shares.

	Number of Shares		Approximate Percentage
Name	Beneficially Owned		Of Stock Outstanding
Dr. Bernard L. Kasten, Jr. 4380 27th Court, SW #104 Naples, FL 34116	4,912,859	(1)	7.0%
Robert P. Ricciardi, Ph.D. 317 Wekiva Spring Road, #200 Longwood, Florida 32779	4,185,000	(2)	6.2%
Kenneth R. Levine 2 Oaklawn Road Short Hills, NJ 07078	3,321,882	(3)	5.0%
Robert Hoekstra 317 Wekiva Spring Road, #200 Longwood, Florida 32779	3,162,196	(4)	4.6%
John H. Souza 317 Wekiva Spring Road, #200 Longwood, Florida 32779	2,726,331	(5)	4.0%
Monte E. Taylor, Jr. 317 Wekiva Spring Road, #200 Longwood, Florida 32779	2,002,250	(6)	2.9%
Directors and Officers as a Group	16,988,638	(1)(2)(4)(5)(6)	21.9%

(1)	Includes 2,883,299 shares of Common Stock issuable upon the conversion of notes. Includes currently exercisable options and warrants to acquire 987,500 share of Common Stock.

(2)	Includes currently exercisable options and warrants to acquire 1,475,000 shares of Common Stock.

(3)	Includes 478,750 shares of Common Stock held by First Equity Capital Securities, Inc., of which Mr. Levine is a principal.

(4)	Includes 1,363,296 shares of Common Stock issuable upon the conversion of Notes. Includes currently exercisable options and warrants to acquire 295,455 shares of Common Stock. Includes 647,000 shares of Common Stock and warrants to exercise 500,000 shares of Common Stock held by a family trust for which Mr. Hoekstra is a trustee. Mr. Hoekstra disclaims beneficial ownership of those shares and warrants.

(5)	Includes currently exercisable warrants to acquire 1,881,661 shares of Common Stock.

(6)	Include 16,000 shares held by Mr. Taylor and various family members in joint tenancy. Includes currently exercisable options and warrants to acquire 1,975,000 shares of Common Stock.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
     In 2006 and 2007, pursuant to the terms of a Convertible Secured Loan Agreement, dated as of May 12, 2006 (as amended and supplemented, the “Loan Agreement”), the Company issued $965,390.40 principal amount of Notes.
     The Company issued to First Equity Capital Securities, Inc., as Administrative Agent under the Loan Agreement, an aggregate of 478,750 shares of restricted Common Stock of the Company and warrants to acquire 1,915,000 shares of restricted Common Stock of the Company at an exercise price of $0.05 per share in connection with the issuance of the Notes. The Company also paid First Equity Capital Securities, Inc. a placement fee of $60,900, equal to 7% of all loans raised pursuant to the Loan Agreement. Kenneth R. Levine, a holder of more than five percent of the equity securities of the Company, is an officer and principal of First Equity Capital Securities, Inc. Mr. Levine purchased $69,078 of Notes and received 345,390 shares of restricted Common Stock of the Company in connection with the issuance of the Notes.
     Robert Hoekstra, a director of the Company, purchased and holds $63,289 principal amount of Notes and Bernard L. Kasten, Jr., a director of the Company, purchased and holds $129,078 principal amount of Notes. Mr. Hoekstra and Dr. Kasten received 316,445 and 645,390 shares of restricted Common Stock, respectively, in connection with their purchase of Notes.
     In November 2007, the Company issued $1,431,399.66 of units comprised of common stock and warrants, and in connection with the sale of such units the Company issued to First Equity Capital Securities, Inc. warrants to acquire 1,137,749 shares of Common Stock and paid First Equity Capital Securities, Inc. a cash fee of $54,612.
ITEM 13. EXHIBITS
(1)	Financial Statements. The financial statements required to be filed are presented beginning on page 28.

(2)	Exhibits. The following Exhibits have been filed pursuant to Item 601 of Regulation S-B.

Exhibit Number	Description

31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
     Buckno, Lisicky & Company was the Company’s independent public accountant for 2007 and 2006.
Fees for Independent Auditors for Fiscal Years 2007 and 2006
     Set forth below are the fees billed for services rendered by Buckno, Lisicky & Company in 2007 and 2006.

	2006	2007
Audit Fees	$22,000	$22,000
Audit-Related Fees	0	0

Tax Fees	0	0
All Other Fees	0	0

Total Fees	$22,000	$22,000

     Audit fees consist of fees billed for professional services rendered by the Company’s independent accountant for the audit of the Company’s annual financial statements, review of financial statements included in quarterly reports on Form 10-QSB and services that are normally provided by the independent accountant in connection with statutory and regulatory filings or engagements.
     Audit Committee Pre-Approval Procedures. The Audit Committee approves the engagement of the independent auditors, and meets with the independent auditors to approve the annual scope of accounting services to be performed and the related fee estimates. It also meets with the independent auditors, on a quarterly basis, following completion of their quarterly reviews and annual audit and prior to our earnings announcements, if any, to review the results of their work. During the course of the year, the chairman has the authority to pre-approve requests for services that were not approved in the annual pre-approval process. The chairman reports any interim pre-approvals at the following quarterly meeting. At each of the meetings, management and the independent auditors update the Audit Committee with material changes to any service engagement and related fee estimates as compared to amounts previously approved. During 2007, all audit and non-audit services performed by our independent accountants were pre-approved by the Audit Committee in accordance with the foregoing procedures.

SIGNATURES
     In accordance with Section 12 of the Securities Exchange Act of 1934, the registrant caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

GENELINK, INC. Registrant
Date: April 11, 2008	By:	Monte E. Taylor, Jr.
Monte E. Taylor, Jr., Chief Executive Officer

     In accordance with the Exchange Act this report has been signed below by the following persons on behalf of the registrant and in the capacities and the dates indicated.

Signatures	Capacity	Date

/s/ Monte E. Taylor, Jr. Monte E. Taylor Chief Executive Officer	Principal Executive Officer, Principal Financial Officer and Director	April 11, 2008

/s/ Robert P. Ricciardi Robert P. Ricciardi, Ph.D. Director	Director	April 11, 2008

/s/ Bernard L. Kasten, Jr. Dr. Bernard L. Kasten, Jr.	Executive Chairman and Director	April 11, 2008

/s/ Robert Hoekstra Robert Hoekstra	Director	April 11, 2008

/s/ John H. Souza John H. Souza	Director	April 11, 2008