Form 10-Q
period 2008-03-31
GENELINK INC
filed 2008-05-20
CIK 941020

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2008
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _________ to _________
Commission File No. 0-28077
GENELINK, INC.

(Exact name of registrant specified in its charter)

PENNSYLVANIA	23-2795613

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

317 Wekiva Spring Road, #200 Longwood, Florida	32779

(Address of principal executive offices)	(Zip Code)
(800) 558-4363

Registrant’s telephone number, including area code
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑
Indicated by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Number of Shares of Common Stock Outstanding on May 9, 2008	66,341,921

GENELINK, INC. AND SUBSIDIARIES

		Page No.
PART I.	FINANCIAL INFORMATION
ITEM 1.	Financial Statements.
	Consolidated Balance Sheets at March 31, 2008 (unaudited) and December 31, 2007	3
	Consolidated Statements of Operations for the three months ended March 31, 2008 and 2007 (unaudited)	4
	Consolidated Statements of Cash Flows for the three months ended March 31, 2008 and 2007 (unaudited)	5-6
	Notes to Interim Consolidated Financial Statements	7-10

GENELINK, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	March 31,	December 31,
	2008	2007

ASSETS
Cash and cash equivalents	$483,666	$972,371
Accounts receivable	53,497	35,327
Inventory	33,737	3,646
Prepaid expenses	35,864	11,273

Total current assets	606,764	1,022,617

Property and equipment	65,764	38,476
Other assets	342,641	322,731

Total assets	$1,015,169	$1,383,824

LIABILITIES
Accounts payable and accrued expenses	$507,175	$439,399
Accrued compensation	144,168	144,168
Deferred revenue	100,922	100,922
Loans payable	18,000	18,000

Total current liabilities	770,265	702,489

Convertible secured promissory notes payable, net of issuance of debt and stock conversion discounts	499,787	487,968

Total liabilities	1,270,052	1,190,457

SHAREHOLDERS’ EQUITY (DEFICIENCY)
Common stock, $.01 par value, 125,000,000 shares authorized as of March 31, 2008 and December 31, 2007; 66,673,591 shares issued as of March 31, 2008 and December 31, 2007; and 66,267,422 outstanding as of March 31, 2008 and December 31, 2007	666,736	666,736
Additional paid in capital	8,277,692	8,277,692
Stock warrants	4,245,692	4,245,692
Accumulated deficit	(13,129,948)	(12,681,698)
Treasury stock, 406,169 shares as of March 31, 2008 and December 31, 2007, at cost	(315,055)	(315,055)

Total shareholders’ equity (deficiency)	(254,883)	(193,367)

Total liabilities and shareholders’ equity (deficiency)	$1,015,169	$1,383,824

The accompanying notes are an integral part of the consolidated financial statements

GENELINK, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

Three months ended March 31,	2008	2007

REVENUE	$26,424	$31,385

COSTS OF GOODS SOLD	25,315	25,123

GROSS PROFIT	1,109	6,262

EXPENSES
Selling, general and administrative	141,769	151,883
Consulting	144,993	31,648
Professional fees	133,880	164,115
Advertising and promotion	15,349	4,234
Amortization and depreciation	13,368	14,174

	449,359	366,054

NET LOSS BEFORE PROVISION FOR INCOME TAXES	(448,250)	(359,792)

PROVISION FOR INCOME TAXES	0	0

NET LOSS	$(448,250)	$(359,792)

NET LOSS PER SHARE, BASIC & DILUTED	$(0.01)	$(0.01)

Weighted average common shares and diluted potential common shares	66,673,591	42,256,942

The accompanying notes are an integral part of the consolidated financial statements.

GENELINK, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

Three months ended March 31,	2008	2007

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(448,250)	$(359,792)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	13,368	14,174
Amortization of discounts on loans payable	11,819	31,324
Changes in operating assets and liabilities
Accounts receivable	(18,170)	834
Inventory	(30,091)	813
Prepaid expenses	(24,591)	3,148
Deposits	(6,000)	0
Accounts payable and accrued expenses	67,776	3,410
Accrued compensation	0	27,219

Net cash used in operating activities	(434,139)	(278,870)

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(34,447)	0
Patent acquisition costs	(20,119)	(17,215)

Net cash used in investing activities	(54,566)	(17,215)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from loans and note payable	0	228,400

Net cash provided by financing activities	0	228,400

The accompanying notes are an integral part of the consolidated financial statements.

GENELINK, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

Three months ended March 31,	2008	2007

NET DECREASE IN CASH AND CASH EQUIVALENTS	(488,705)	$(67,685)

Cash and cash equivalents, beginning of period	972,371	149,695

Cash and cash equivalents, end of period	483,666	$82,010

SUPPLEMENTARY CASH FLOW INFORMATION
Cash paid for interest	$0	$0

Non-cash financing transactions:
Common stock issued for fund raising	$0	$1,500
Stock warrants granted for fundraising	$0	$4,000
Conversion of notes payable and accrued interest to common stock	$0	$121,131
The accompanying notes are an integral part of the consolidated financial statements.

GENELINK, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1 — DESCRIPTION OF ORGANIZATION
Organization

GeneLink, Inc. (the Company) and Subsidiaries (Dermagenetics, Inc. and GeneWize Life Sciences, Inc.) operate in Florida. The Company was organized under the laws of the Commonwealth of Pennsylvania and Dermagenetics, Inc. was organized under the laws of the State of Delaware. The Company is the successor to a Delaware corporation organized under the same name on September 21, 1994. The Company’s offices are located in Longwood Florida.

The Company was founded in response to the information being generated in the field of human molecular genetics. Scientists are discovering an increasing number of connections between genes and specific diseases or physical attributes and tendencies. These findings are a direct result of the National Institute of Health Genome Project.

The Company has developed proprietary SNP-based genetic profiles (named GeneLink Nutragenetic Profile® and Dermagenetics ® profiles). These profiles provide a means of predicting an individual’s inherent genetic capacity to combat such conditions as oxidative stress and other important selected areas of physiologic health. The profiles, for example, can measure a person’s potential to efficiently control oxygen free radical damage, eliminate hydrogen peroxide, protect and repair oxidized phospholipids and destroy harmful environmental compounds. The Company’s profile assessment enables nutritional and skin care companies and health care professionals to recommend a specific and targeted regime of antioxidant vitamins, nutrients or skin care formulations that have been specifically designed to compensate for predicted deficiencies and to help provide individuals the best of health and appearance.

The Company has received a U.S. patent for its proprietary method for assessing skin health in humans and has received an Australian patent for the Company’s Kits and Methods for Assessing Oxidative Stress. The Company has developed and received a U.S. patent on a DNA Collection Kit ® for the collection of DNA specimens of clients. The kit is classified as a non-medical device.

2 — BASIS OF PRESENTATION	The accompanying unaudited consolidated financial statements have been prepared by the Company in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X relating to interim financial statements. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the consolidated financial statements and notes thereto included in the Annual Report on Form 10-KSB of GeneLink, Inc. and Subsidiaries for the year ended December 31, 2007.

In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary to present fairly the information set forth in the accompanying consolidated financial statements have been included. The results reported in these consolidated financial statements for the three-month period ended March 31, 2008 should not be regarded as necessarily indicative of results that may be expected for the year ending December 31, 2008.

3 — REVENUE RECOGNITION	GeneLink receives separate fees for the kits and for the lab services. Upon entering into a distribution agreement with GeneLink, a distributor will order kits at a price negotiated between GeneLink and the distributor. Upon the distributor receiving from a customer of such distributor an order for the underlying genetically guided skin care or nutrition product that the distributor is selling, a sample of the customer’s DNA will be obtained and the kit will be sent to the lab for analysis. At that time the distributor will be charged an agreed upon price for the lab services. This is in addition to the price of the kits. The Company recognizes revenue upon completion of the lab services. Fees received from the sale of kits are deferred until the lab services have been completed on those kits. Upon termination of a distribution arrangement, GeneLink is not required to repurchase any kits remaining in the possession of the distributor.

4 — RELATED PARTY TRANSACTIONS AND CONVERTIBLE SECURED PROMISSORY NOTES	As of March 31, 2008 and December 31, 2007, the Company has various shareholders of the Company who provided convertible secured promissory note obligations (the “Notes”), as follows:

	March 31, 2008	December 31, 2007
Notes payable, due May 12, 2011 with interest at 12%. All interest and principal due at maturity. All Company assets pledged as collateral.	$728,812	$728,812

Less: Debt issue discount	(130,986)	(105,864)

	March 31, 2008	December 31, 2007
Less: Stock conversion discount	(98,039)	(134,980)

Total short term loans payable	$499,787	$487,968

The Notes were issued in consideration for certain loans provided to the Company by third parties between May 12, 2006 and June 6, 2007, after the termination of Mr. DePhillipo as the Company’s Chief Executive Officer and President.

In connection with issuance of the Notes, the Company has recognized a debt issuance discount as of March 31, 2008 and December 31, 2007 of $0 and $29,038, respectively, that is being amortized over the term of the Notes. As of March 31, 2008 and December 31, 2007, the unamortized debt issuance discount is $98,039 and $134,980, respectively.

In connection with issuance of the Notes, the Company has recognized a stock conversion discount as of March 31, 2008 and December 31, 2007 of $0 and $27,500, respectively, that is being amortized over the term of the Notes. As of March 31, 2008 and December 31, 2007, the unamortized stock conversion discount is $130,986 and $105,864, respectively.

5 — SUBSEQUENT EVENTS	Pursuant to an Order of Settlement dated May 13, 2008 (the “Settlement”), GeneLink, Inc. (the “Company”) and John R. DePhillipo have agreed to settle all issues, claims and counterclaims each party may have with respect to the Action entitled, John R. DePhillipo v. GeneLink, Inc. (Superior Court of New Jersey Law Division: Atlantic County, Docket No. ATL-L-7479-05). As part of the Settlement, the Company and Mr. DePhillipo will deliver general releases to each other.

The Settlement required Mr. DePhillipo to tender all shares of stock in the Company which Mr. DePhillipo held as of April 14, 2008 either directly, indirectly, beneficially or otherwise as well as the shares of stock in the Company held by Mr. DePhillipo’s wife, Maria DePhillipo; the shares of stock in the Company held by certain of Mr. DePhillipo’s sons; the shares of stock in GeneLink held by any trust that either Mr. DePhillipo or Maria DePhillipo operate or control; and the shares of stock of GeneLink held by any other family member. Under the Settlement, on May 14, 2008 the Company purchased 3,953,000 shares of the Company’s common stock from Mr. DePhillipo and his family at a price of $0.06 per share, resulting in an aggregate purchase price of $237,180. The 3,953,000 shares purchased by the Company from Mr. DePhillipo and his family will be treated as treasury shares. Additionally, the Company has agreed under the Settlement to pay Mr. DePhillipo $220,000 on or before June 13, 2008.

In accordance with the terms of the Notes, upon consummation of the

Settlement, the Notes will automatically convert into shares of the Company’s Common Stock at a conversion price of $0.05 per share. As of June 13, 2008, $882,041 in principal and accrued interest of Notes will be outstanding, and assuming that the settlement is consummated in accordance with the terms of the Settlement as of such date, the Notes will convert into an aggregate of 17,640,813 shares of Common Stock on that date.

Effective May 14, 2008 through June 12, 2008, holders of warrants, not including warrants issued to officers and directors of the Company in June 2007 and September 2007, will be entitled to exercise their warrants at reduced exercise prices as follows:

Number of	Current Exercise Price	Revised
Existing Warrants	of Existing Warrants	Exercise Price
7,346,577	$0.075-$$0.10	$0.05
4,872,704	$0.20-$0.25	$0.06
2,755,500	$0.40-$0.50	$0.08
2,246,250	$0.60-$1.00	$0.09

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
     Operating results for the three-month period ended March 31, 2008 are not necessarily indicative of the results that may be expected for the full fiscal year.
LIQUIDITY AND CAPITAL RESOURCES
     For the three-month period ended March 31, 2008, the Company’s primary liquidity requirements have been the funding of its sales and marketing efforts, the payment of compensation to officers and consultants and the payment of accounts payable.
     Cash and cash equivalents at March 31, 2008 amounted to $483,666 as compared to $972,371 at December 31, 2007, a decrease of $488,705. During the first three months of 2008, the Company’s operating activities utilized $434,139, as compared to $278,870 for the first three months of 2007, an increase of $155,269. Cash utilized during these periods funded the Company’s operating losses for such periods and the costs of defending the litigation brought to against the Company by its former Chief Executive Officer and President.
     Investing activities utilized $54,566 for the three months ended March 31, 2008 as compared to utilizing $17,215 for the three months ended March 31, 2007, an increase of $37,351. This increase primarily resulted from capital expenditures of $34,447 for the three months ended March 31, 2008. Financing activities provided $0 for the three month period ended March 31, 2008 as compared to $228,400 for the three months ended March 31, 2007.
     The Company will require approximately $1,000,000 to implement its sales and marketing strategy for the balance of 2008, which primarily relate to the Company’s obligations under its distribution agreements with Solgar Vitamin and Herb and with PhytoRich, LLC, and in connections with the anticipated third quarter 2008 launch of GeneWize Life Sciences, a wholly-owned subsidiary that will be a specialty health, beauty and wellness company that markets to customers by developing a network of affiliates and customers; to fund its working capital requirements for the balance of 2008; and to satisfy its obligations in connection with the settlement of all claims between the Company and its former Chief Executive Officer and President. If the Company is not able to secure such additional required funding, it will continue to realize negative cash flow and losses and may not be able to continue operations.
COMPARISON OF THREE MONTHS ENDED MARCH 31, 2008 TO THREE MONTHS ENDED MARCH 31, 2007
Financial Condition
     Assets of the Company decreased from $1,383,824 at December 31, 2007 to $1,015,169 at March 31, 2008, a decrease of $368,655. This decrease was primarily due to a decrease in cash from $972,371 at December 31, 2007 to $483,666 at March 31, 2008, a decrease of $488,705, which cash was partially used to fund operating losses and the costs of defending the litigation brought against the Company by its former Chief Executive Officer and President. This decrease was partially offset by increases in inventory, accounts receivable and property and equipment at March 31, 2008.
     Liabilities of the Company increased from $1,190,457 at December 31, 2007 to $1,270,052 at March 31, 2008, an increase of $79,595. This increase in liabilities primarily resulted from an increase in accounts payable and accrued expenses from $439,399 at December 31, 2007 to $507,175 at March 31, 2008, an increase of $67,776.
Current Year Performance
     Revenues. Total revenues for the three months ended March 31, 2008 were $26,424 as compared to $31,385 for the three months ended March 31, 2007, a decrease of $4,961. Gross profit decreased from $6,262 for the three months ended March 31, 2007 to $1,109 for the three months ended March 31, 2008.
     Expenses. Total expenses for the three months ended March 31, 2008 were $474,674 as compared to $391,177 for the three months ended March 31, 2007, an increase of $83,497. The increase in expenses primarily resulted from an increase in consulting expenses from $31,648 for the three months ended March 31, 2007 to $144,993 for the three months ended March 31, 2008, an increase of $113,345, as partially offset by a decrease in professional fees from $164,115 for the three months ended March 31, 2007 to $133,880 for the three months ended March 31, 2008, a decrease of $30,235. The professional fees incurred during the three months ended March 31, 2007 and 2008 primarily relates to the Company’s legal fees in defending the litigation brought against the Company by its former Chief Executive Officer and President.
     Losses. The Company incurred a loss of $448,250 for the three months ended March 31, 2008 as compared to a loss of $359,792 for the three months ended March 31, 2007, an increase of $88,458.
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
Item 3 QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
          Not Applicable.
Item 4T. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures

     The Company’s Chief Executive Officer (who is currently acting as both the Company’s principal executive officer and principal financial officer) has concluded, based on an evaluation of the Company’s disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)), that such disclosure controls and procedures were effective as of the end of the period covered by this report.
Changes in Internal Control Over Financial Reporting
     There has been no change in the Company’s internal control over financial reporting during the three months ended March 31, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION
Item 1 LEGAL PROCEDURES
Pursuant to an Order of Settlement dated May 13, 2008 (the “Settlement”), the Company and John R. DePhillipo have agreed to settle all issues, claims and counterclaims each party may have with respect to the Action entitled, John R. DePhillipo v. GeneLink, Inc. (Superior Court of New Jersey Law Division: Atlantic County, Docket No. ATL-L-7479-05). As part of the Settlement, the Company and Mr. DePhillipo will deliver general releases to each other.
The Settlement required Mr. DePhillipo to tender all shares of stock in the Company which Mr. DePhillipo held as of April 14, 2008 either directly, indirectly, beneficially or otherwise as well as the shares of stock in the Company held by Mr. DePhillipo’s wife, Maria DePhillipo; the shares of stock in the Company held by certain of Mr. DePhillipo’s sons; the shares of stock in GeneLink held by any trust that either Mr. DePhillipo or Maria DePhillipo operate or control; and the shares of stock of GeneLink held by any other family member. Under the Settlement, on May 14, 2008 the Company purchased 3,953,000 shares of the Company’s common stock from Mr. DePhillipo and his family at a price of $0.06 per share, resulting in an aggregate purchase price of $237,180. The 3,953,000 shares purchased by the Company from Mr. DePhillipo and his family will be treated as treasury shares. Additionally, the Company has agreed under the Settlement to pay Mr. DePhillipo $220,000 on or before June 13, 2008.
Item 2 UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Not applicable.
Item 3 DEFAULTS UPON SENIOR SECURITIES
Not applicable.
Item 4 SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS
Not applicable.

Item 5 OTHER INFORMATION
Not applicable.
Item 6. EXHIBITS AND REPORTS ON FORM 8-K.
(a)	Exhibit No.
31.1	Certificate of the Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
(b)	Reports on Form 8-K

None
* * * * * *

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GENELINK, INC. (Registrant)
Date: May 19, 2008	By:	s/ Monte E. Taylor, Jr.
Monte E. Taylor, Jr., Chief Executive
Officer and Chief Financial Officer