Form 10KSB/A
period 2006-12-31
GENELINK INC
filed 2008-06-03
CIK 941020

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-KSB/A
AMENDMENT NO. 2 TO
ANNUAL REPORT FOR THE FISCAL YEAR
ENDED DECEMBER 31, 2006
COMMISSION FILE NO. 0-28077
GENELINK, INC.

(Name of Small Business Issuer in its charter)

PENNSYLVANIA	23-2795613

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employee Identification No.)

317 Wekiva Spring Road, #200 Longwood, FL	32779

(Address of principal executive offices)	(Zip Code)
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

EXPLANATORY NOTE
     This Amendment No. 2 to Form 10-KSB/A (the “Amendment”) amends GeneLink, Inc.’s annual report on Form 10-KSB for the fiscal year ended December 31, 2006, as initially filed with the Securities and Exchange Commission on April 10, 2007 and as subsequently amended on October 16, 2007 (the “Form 10-KSB”).
     The Company has revised the disclosure in footnotes 6 and 10 and added a new footnote 16 to the Company’s audited financial statement’s regarding the issuance of convertible secured promissory notes and shares of Common Stock to the Company and has revised the Consolidated Balance Sheets, Consolidated Statements of Operations, Consolidated Statements of Changes in Stockholders Equity and Consolidated Statements of Cash Flows of as of and for the year ended December 31, 2006 to reflect alternate accounting treatment regarding the issuance costs of the convertible secured promissory notes and shares of Common Stock and the intrinsic value of the conversion feature of the convertible secured promissory notes.
     The filing of this Amendment shall not be deemed an admission that the Form 10-KSB, when filed, included any untrue statement of material fact or omitted to state a material fact necessary to make a statement not misleading.

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
The Company has never achieved a profit, having realized net losses each year, including operating losses before provisions for income taxes of $2,114,619 in 2004, $1,281,157 in 2005 and $790,868 in 2006. There can be no assurance that the Company will ever realize significant sales or become profitable.
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
     The Company formed a subsidiary known as “Dermagenetics, Inc.” which has created and is distributing DNA UltraCustom skin cream, genetically designed to an individual’s needs, specifically to the Spa industry. The Company appointed Dr. Robert P.K. Keller to the Company’s Medical Advisory Board, and along with Dr. Robert Keller, Dermagenetics has been appearing at Spa conventions and has marketed the Company’s DNA UltraCustom skin cream to Spas in the United States. Currently, the Company is reevaluating its marketing efforts and plans related to the Spa industry.

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
     Liabilities. The Company’s liabilities increased from $1,057,879 at December 31, 2005 to $1,407,784 at December 31, 2006, an increase of $349,905. This increase in liabilities was primarily due to an increase in long term loans payable from $0 at December 31, 2005 to $298,390 at December 31, 2006 in connection with the Company’s issuance of convertible secured promissory notes in 2006.
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
     Segment Operating Results
     The following table sets forth the net revenues, operating expenses and pre-tax earnings of our segments for the year ended December 31, 2006:

	GeneLink	Dermagenetics
	Inc.	Inc.
Net Revenues	$57,333	$118,641

Operating expenses	772,805	196,445

Other income	2,011	697

Pre-tax earnings (loss)	(507,254)	(77,407)
     The following table sets forth the net revenues, operating expenses and pre-tax earnings of our segments for the year ended December 31, 2005:

	GeneLink	Dermagenetics
	Inc.	Inc.
Net Revenues	$108,053	$288,870

Operating expenses	1,242,348	435,732

Other income	—	—

Pre-tax earnings (loss)	(1,134,295)	(146,862)
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
     As of December 31, 2006, the Company had not received all proceeds from the convertible secured promissory notes payable. Accordingly, the Company has recognized an asset “Convertible secured promissory notes proceeds receivable” of $205,000 at December 31, 2006. In connection with issuance of the Convertible Secured Promissory Notes, the Company has recognized debt issuance costs of $180,898 that are being amortized over the term of the notes. As of December 31, 2006, the unamortized debt issuance costs are $171,992. The Company also recognized a stock conversion discount of $165,578 in connection with the issuance of the Convertible Secured Promissory Notes. This amount is being amortized over the term of the notes. As of December 31, 2006, the unamortized stock conversion discount is $152,508.

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
/s/ Buckno, Lisicky & Company
Allentown, Pennsylvania
April 5, 2007
(except for Notes 2 and 4, as to which
the date is October 8, 2007 and Notes 6,
10 and 16, as to which the date is March 11, 2008)

GENELINK, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
December 31, 2006 and 2005
ASSETS

	2006	2005
CURRENT ASSETS
Cash and cash equivalents	$149,695	$15,275
Accounts receivable	32,185	32,651
Inventory	5,772	3,261
Prepaid expenses	14,421	37,435

Total current assets	202,073	88,622

PROPERTY AND EQUIPMENT	131,645	147,519

OTHER ASSETS	214,763	209,135

Total assets	$548,481	$445,276

See Notes to Consolidated Financial Statements.

GENELINK, INC. AND SUBSIDIARY
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIENCY)
December 31, 2006 and 2005

	2006	2005
CURRENT LIABILITIES
Accounts payable and accrued expenses	$365,590	$429,165
Accrued payroll taxes	0	7,454
Accrued compensation	725,804	593,399
Loans payable to officers	18,000	27,861

Total current liabilities	1,109,394	1,057,879

Convertible secured promissory notes payable	298,390	0

Total liabilities	1,407,784	1,057,879

STOCKHOLDERS’ EQUITY (DEFICIENCY)
Common stock, par value $0.01 per share; authorized: 75,000,000 shares as of December 31, 2006 and 2005 respectively; issued: 2006 41,739,000 shares and 2005 36,689,550 shares; outstanding: 2006 41,332,831 shares and 2005 36,283,381 shares	417,390	366,896
Additional paid in capital	7,148,427	6,910,160
Stock warrants	3,011,009	2,961,809
Accumulated deficit	(11,121,074)	(10,536,413)
Treasury stock, 406,169 shares as of December 31, 2006 and 2005, respectively, at cost	(315,055)	(315,055)

Total stockholders’ equity (deficiency)	(859,303)	(612,603)

Total liabilities and stockholders’ equity (deficiency)	$548,481	$445,276

See Notes to Consolidated Financial Statements

GENELINK, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
Years Ended December 31, 2006 and 2005

	2006	2005

Revenues:	$175,674	$396,923

Cost of goods sold:	65,421	229,395

Gross profit	110,253	167,528

Expenses:
General and administrative	476,539	802,984
Consulting	179,449	177,633
Professional fees	173,590	222,475
Advertising and promotion	14,369	209,370
Amortization and depreciation	59,882	36,223

	903,829	1,448,685

Operating loss	(793,576)	(1,281,157)

Other income:	2,708	0
Loss before provision for income taxes	(790,868)	(1,281,157)

Deferred income tax benefit	206,207	228,287

Provision for income taxes:	0	0

Net loss	$(584,661)	$(1,052,870)

Loss per share, basic and diluted:	$(0.01)	$(0.03)

Weighted average common shares and diluted potential common shares	38,861,637	35,806,407

See Notes to Consolidated Financial Statements

GENELINK, INC. AND SUBSIDIARY
Consolidated Statements of Changes in Stockholders’ Equity (Deficiency)
YEARS ENDED DECEMBER 31, 2006 AND 2005

				ADDITIONAL
	COMMON STOCK		TREASURY	PAID IN	STOCK	ACCUMULATED
	SHARES	AMOUNT	STOCK	CAPITAL	WARRANTS	DEFICIT	TOTAL

Balance, December 31, 2004	33,133,011	$331,330	$(315,055)	$6,635,552	$2,632,422	$(9,483,543)	$(199,294)

Issuance of common stock and stock warrants related to loan conversion	640,369	6,404	0	44,826	94,877	0	146,107
Fair value of options granted for services	0	0	0	0	11,520	0	11,520
Fundraising costs incurred	0	0	0	(32,500)	0	0	(32,500)
Fair value of options granted for fundraising services	0	0	0	(79,050)	27,900	0	(51,150)
Fair value of options granted for services	0	0	0	0	16,000	0	16,000
Issuance of common stock related to loan agreement	200,000	2,000	0	400	0	0	2,400
Issuance of common stock and stock warrants for services	466,170	4,662	0	85,932	6,590	0	97,184
Issuance of common stock and stock warrants pursuant to private placement offerings	2,250,000	22,500	0	255,000	172,500	0	450,000
Net loss	0	0	0	0	0	(1,052,870)	(1,052,870)

	3,556,539	35,566	0	274,608	329,387	(1,052,870)	(413,309)

Balance, December 31, 2005	36,689,550	$366,896	$(315,055)	$6,910,160	$2,961,809	$(10,536,413)	$(612,603)

Issuance of common stock and stock warrants related to convertible secured promissory notes	4,539,450	45,394	0	160,063	0	0	205,457
Stock conversion discount related to convertible secured promissory notes	0	0	0	165,578			165,578
Fair value of options granted for services	0	0	0	0	0	0	0
Commissions paid for fundraising costs	0	0	0	(129,550)	0	0	(129,550)
Issuance of common stock and stock warrants for fundraising services	410,000	4,100	0	18,850	49,200	0	72,150
Issuance of common stock and stock warrants for services	100,000	1,000	0	23,326	0	0	24,326
Net loss	0	0	0	0	0	(584,661)	(584,661)

	5,049,450	50,494	0	72,689	49,200	(584,661)	(246,700)

Balance, December 31, 2006	41,739,000	$417,390	$(315,055)	$7,148,427	$3,011,009	$(11,121,074)	$(859,303)

See Notes to Consolidated Financial Statements

GENELINK, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31, 2006 and 2005

	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(584,661)	$(1,052,870)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	59,882	36,223
Common stock issued for fundraising services	72,150	97,184
Common stock issued for services	24,324	0
Common stock issued for loan agreement	0	2,400
Warrants issued for services	0	16,000
Fair value of options granted for consulting services	0	39,420
(Increase) decrease in assets:
Accounts receivable	466	(9,412)
Inventory	(2,511)	16,430
Prepaid expenses	23,014	35,287
Deposits and trademark	0	18,748
Increase (decrease) in liabilities:
Accounts payable and accrued expenses	(63,574)	333,365
Accrued payroll taxes	(7,454)	(14,509)
Accrued compensation	132,405	160,462

Net cash used in operating activities	(345,957)	(321,272)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(19,756)	(72,473)
Patent acquisition costs	(22,890)	(45,188)

Net cash used in investing activities	(42,646)	(117,661)

CASH FLOWS FROM FINANCING ACTIVITIES
Repayments of loans and notes payable	(19,861)	(186,038)
Proceeds from convertible secured promissory notes payable	466,977	0
Common stock issued for bridge loans conversion	205,457	0
Common stock issued for loan conversion	0	146,107
Commissions paid for fundraising costs	(129,550)	0
Private placement fundraising costs	0	(111,550)
Proceeds from issuance of common stock	0	450,000

Net cash provided by financing activities	523,023	298,519

Net increase (decrease) in cash	134,420	(140,414)
See Notes to Consolidated Financial Statements

GENELINK, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31, 2006 and 2005

	2006	2005

Cash and cash equivalents:
Beginning	$15,275	155,689

Ending	$149,695	$15,275

SUPPLEMENTARY DISCLOSURES OF CASH FLOW INFORMATION

Cash payments for:
Interest:	$98,300	$54,114

Non-cash financing transactions:

Common stock issued for services	$96,476	$97,184

Refinancing of bridge loans payable	$200,000	$0

Debt issuance costs related to convertible secured promissory notes	$180,898	$0

Stock conversion discount related to convertible secured promissory notes	$165,578	$0

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
The future estimated minimum amortization expense that will be charged to operations as of December 31, 2005 is as follows:

Year ending
December 31,
2007	$16,722
2008	16,722
2009	16,722
2010	16,722

Year ending
December 31,
2011	16,722
Thereafter	131,153

$214,763

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
During the year ended December 31, 2006, the Company issued $827,890 principal amount of convertible secured promissory notes and issued 4,539,450 shares of restricted Common Stock in connection with the issuance of the notes.

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

Had compensation cost of GeneLink, Inc.’s incentive stock options issued to officers been determined based on the fair value of options at the dates of award under the fair value method of SFAS 123, the Company’s net loss and net loss per common share would have been reduced to the proforma amounts indicated below:

	2006	2005

Net loss:
As reported	$(584,661)	$(1,052,870)
Additional stock-based compensation	—	—
Proforma	(584,661)	$(1,052,870)

Net loss per common share:
As reported	$(0.01)	$(0.03)
Additional stock-based compensation	—	—
Proforma	(0.01)	(0.03)
Significant assumptions used to calculate the fair value of all options issued for services are as follows:

Risk free interest rate of return	7%
Expected option life	4-5.5 yrs.
Expected dividends	$0.00
Expected volatility	50%

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

	2006	2005

Net loss	$(584,661)	$(1,052,870)

Weighted average number of common shares outstanding for computing basic earning per share	38,861,637	35,806,407
Dilutive effect of warrants and stock options after application of the treasury stock method	—	—
Weighted average number of common shares outstanding for computing diluted earnings per share	38,861,637	35,806,407

Net loss per share — basic and diluted	$(0.01)	$(0.03)

The following common stock equivalents are excluded from the earnings per share calculation as their effect would have been antidulitive:

	Years Ended December 31
	2006	2005

Warrants and stock options	14,922,987	16,905,821

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
Convertible Secured Promissory Notes Payable
As of December 31, 2006, the Company has various shareholders of the Company who provided convertible secured promissory note obligations, as follows:

	2006	2005
Notes payable, due May 12, 2011 with interest at 12%. All interest and principal due at maturity. All Company assets pledged as collateral.	$827,890	$—

	827,890	—

Less: Debt issue discount	(171,992)

Less: Stock conversion discount	(152,508)

Less: Debt proceeds not received	(205,000)	—

Total short term loans payable	$298,390	—

In connection with issuance of the convertible secured promissory notes, the Company has recognized a debt issuance discount of $180,898 that is being amortized over the term of the notes. As of December 31, 2006, the unamortized stock issuance discount is $171,992.
In connection with issuance of the convertible secured promissory notes, the Company has recognized a stock conversion discount of $165,578 that is being amortized over the term of the notes. As of December 31, 2006, the unamortized stock conversion discount is $152,508.
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
The following table sets forth the net revenues, operating expenses and pre-tax earnings of our segments for the year ended December 31, 2006 and 2005:

	GeneLink	Dermagenetics
	Inc.	Inc.
2006
Net Revenues	$57,333	$118,341

Operating expenses	772,805	196,445

Other income	2,011	697

Pre-tax earnings (loss)	(507,254)	(77,407)

	GeneLink	Dermagenetics
	Inc.	Inc.
2005
Net Revenues	$108,053	$288,870

Operating expenses	1,242,348	435,732

Other income	—	—

Pre-tax earnings (loss)	(1,134,295)	(146,862)
Note 12. Going Concern
The Company’s financial statements are prepared using generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company incurred a net operating loss of $584,661 and $1,052,870 for the years ended December 31, 2006 and 2005, respectively. The Company reported a deficit of $11,121,074 and $10,536,413 as of December 31, 2006 and 2005, respectively. The Company has announced marketing plans to enhance sales and, as a result, management believes that they will be able to generate sufficient revenue and cash flow for the Company to continue as a going concern. Should the Company be unable to continue as a going concern, assets and liabilities would require restatement on a liquidation basis that would differ materially from the going concern basis.
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

Note 15. Quarterly Results of Operations (unaudited)
     Below is a summary of the quarterly results of operations for each quarter of the years ended December 31, 2006 and 2005:

	First	Second	Third	Fourth
2006
Sales	$47,711	$35,642	$59,122	$33,199
Gross profit	30,962	14,556	33,206	(31,529)
Net income (loss)	(229,491)	(255,928)	(138,698)	(39,456)

Net income (loss) per common share	(0.01)	(0.01)	(0.008)	(0.001)

2005
Sales	$55,581	$133,602	$76,850	$30,000
Gross profit	125,674	76,126	37,400	(71,672)
Net income (loss)	(371,488)	(361,123)	(282,574)	(37,685)

Net income (loss) per common share	(0.01)	(0.01)	(0.008)	(0.001)
Note 16 Correction of an Error
The Company discovered certain errors related to the calculation of the discounts on the convertible secured promissory notes and the related amortization of the discounts. The adjustments include (1) an increase in the discount related to the conversion feature of the promissory notes and (2) an increase in interest expense to amortize the conversion feature discount for 2006 and (3) a decrease in interest expense to reflect the proper amortization for the discount related to the issuance of common stock. The net impact related to correction of these errors to previously reported net loss resulted in an increase of $6,990 for the year ended December 31, 2006.
     The following sets forth the previously reported and restated amounts of selected items within the balance sheet as of December 31, 2006 and within the statements of operations and cash flows for the year ended December 31, 2006:

	As previously
	reported	As Restated
Selected Balance Sheet Data as of December 31, 2006:

Convertible secured promissory notes payable	$456,977	$298,390

Selected Operations Data for 2006:

Interest expense	$98,212	$105,202

Selected Cash Flows Data for 2006:

Net loss	$577,671	$584,661
Depreciation and amortization:	$52,892	$59,882

ITEM 8.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
     None.
ITEM 8A.	CONTROLS AND PROCEDURES.
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
Robert Hoekstra
Dr. Bernard L. Kasten, Jr.
Robert P. Ricciardi, Ph.D.
John H. Souza
Monte E. Taylor, Jr.

ITEM 10. EXECUTIVE COMPENSATION
SUMMARY COMPENSATION TABLE

				All Other
Name and Principal		Salary		Compensation	Total
Position	Year	($)		($)	($)

Monte E. Taylor, Jr. Chief	2006	$90,000		$22,486 (2)	$112,486
Executive Officer(1)
	2005	$90,000		$20,795 (2)	$110,796

Robert P. Ricciardi, Ph.D.,	2006	$116,924	(3)	—	$116,924
Chief Science Officer
	2005	$106,294	(3)	—	$106,294

(1)	Mr. Taylor was appointed Chief Executive Officer effective October 14, 2005.

(2)	Represents the cost of health insurance premiums provided from the Company.

(3)	This amount has accrued but has not been paid. As of December 31, 2006, the Company owed Dr. Ricciardi an aggregate of $656,155 for compensation earned but not received.
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

	Number of Shares	Approximate Percentage
Name	Beneficially Owned	Of Stock Outstanding
John R. and Maria D. DePhillipo 100 S. Thurlow Avenue Margate, New Jersey 08402	4,716,585(1)	10.7%

Dr. Bernard L. Kasten, Jr. 317 Wekiva Spring Road, #200 Longwood, FL 32779	3,512,859(2)	7.5%

Kenneth R. Levine 1776 Broadway Suite 2000 New York, New York 10019	2,935,632(3)	6.7%

Robert Hoekstra 317 Wekiva Spring Road, #200 Longwood, FL 32779	2,784,696(4)	6.1%

Robert P. Ricciardi, Ph.D. 317 Wekiva Spring Road, #200 Longwood, FL 32779	2,710,000	6.1%

John H. Souza 317 Wekiva Spring Road, #200 Longwood, FL 32779	1,490,331(5)	3.3%

	Number of Shares	Approximate Percentage
Name	Beneficially Owned	Of Stock Outstanding
Monte E. Taylor, Jr. 317 Wekiva Spring Road, #200 Longwood, FL 32779	27,750(6)	*

Directors and Officers as a Group	10,525,636(2)(4)(5)(6)	21.4%

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

GENELINK, INC. Registrant
Date: May 30, 2008	By:	/s/ Monte E. Taylor, Jr.
Monte E. Taylor, Jr.,
Chief Executive Officer

     In accordance with the Exchange Act this report has been signed below by the following persons on behalf of the registrant and in the capacities and the dates indicated.

Signatures	Capacity	Date

/s/ Monte E. Taylor, Jr. Monte E. Taylor Chief Executive Officer	Principal Executive Officer, Principal Financial Officer and Director	May 30, 2008

Director
Robert P. Ricciardi, Ph.D. Director

Executive Chairman and Director
Dr. Bernard L. Kasten, Jr.

/s/ Robert Hoekstra	Director	May 30, 2008
Robert Hoekstra

/s/ John H. Souza	Director	May 30, 2008
John H. Souza