Form 10-Q
period 2008-06-30
GENELINK INC
filed 2008-08-18
CIK 941020

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2008
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                 to
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

Number of Shares of Common Stock Outstanding on August 4, 2008	91,765,025

		Page
PART I.	FINANCIAL INFORMATION

ITEM 1	Financial Statements.

	Consolidated Balance Sheets at June 30, 2008 (unaudited)	3
	and December 31, 2007

	Consolidated Statements of Income for the three months	4
	and six months ended June 30, 2008 and 2007 (unaudited)

	Consolidated Statements of Cash Flows for the six months	5-6
	ended June 30, 2008 and 2007 (unaudited)

	Notes to Interim Consolidated Financial Statements	7-10

      GENELINK, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	June 30, 2008	December 31, 2007

ASSETS
Cash and cash equivalents	$822,513	$972,371
Accounts receivable	280,787	35,327
Inventory	149,904	3,646
Prepaid expenses	171,049	11,273

Total current assets	1,424,253	1,022,617

Property and equipment	189,464	38,476
Other assets	311,907	322,731

Total assets	$1,925,624	$1,383,824

LIABILITIES

Current maturity of capital lease obligation	$28,544	$0
Accounts payable and accrued expenses	571,286	439,399
Accrued compensation	90,000	144,168
Deferred revenue	1,145,349	100,922
Loans payable to officers	18,000	18,000

Total current liabilities	1,853,179	702,489

Convertible secured promissory notes payable, net of issuance of debt and stock conversion discounts	0	487,968

Total liabilities	1,853,179	1,190,457

SHAREHOLDERS’ EQUITY (DEFICIENCY)
Common stock, $.01 par value, 125,000,000 shares authorized as of June 30, 2008 and December 31, 2007, respectively; 96,026,291 shares and 66,673,591 shares issued as of June 30, 2008 and December 31, 2007 respectively; 91,667,122 shares and 66,267,422 shares outstanding as of June 30, 2008 and December 31, 2007, respectively	960,263	666,736
Additional paid in capital	11,594,728	8,277,692
Stock warrants	2,308,359	4,245,692
Accumulated deficit	(14,238,670)	(12,681,698)
Treasury stock, 4,359,169 shares and 406,169 shares as of June 30, 2008 and December 31, 2007 respectively, at cost	(552,235)	(315,055)

Total shareholders’ equity (deficiency)	72,445	193,367

Total liabilities and shareholders’ equity (deficiency)	$1,925,624	$1,383,824

The accompanying notes are an integral part of the consolidated financial statements

GENELINK, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For The	For The	For The	For The
	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	June 30, 2008	June 30, 2007	June 30, 2008	June 30, 2007

REVENUE	$124,503	$27,682	$152,960	$59,067
COST OF GOODS SOLD	109,172	20,747	137,502	45,870

GROSS PROFIT	15,331	6,935	15,458	13,197

EXPENSES
Selling, general and administrative	459,449	124,090	600,983	275,975
Debt conversion costs	229,025	0	229,025	0
Consulting	182,899	36,000	327,891	67,648
Professional fees	156,685	57,205	293,009	221,320
Advertising and promotion	71,057	662	84,459	4,896
Amortization and depreciation	23,695	14,174	37,063	28,348

	1,122,810	232,131	1,572,430	598,187

NET LOSS BEFORE PROVISION FOR INCOME TAXES	(1,107,479)	(225,196)	(1,556,972)	(584,990)

PROVISIONS FOR INCOME TAXES	0	0	0	0

NET LOSS	$(1,107,479)	$(225,196)	$(1,556,972)	$(584,990)

NET LOSS PER SHARE, BASIC AND DILUTED	$(0.01)	$(0.01)	$(0.02)	$(0.01)

Weighted average common shares and diluted potential common shares	70,518,164	44,703,974	67,634,734	42,998,189

The accompanying notes are an integral part of the consolidated financial statements

GENELINK, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

Six months ended June 30	2008	2007

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,556,972)	$(584,990)
Adjustments to reconcile net loss to net cash used by operating activities
Depreciation and amortization	37,063	28,348
Amortization of discounts on loans payable	240,844	40,478
Fair value of options granted	84,200	0
Changes in operating assets and liabilities
Accounts receivable	(245,460)	994
Inventory	(146,258)	1,491
Prepaid expenses	(159,776)	3,148
Deposits	24,000	0
Accounts payable and accrued expenses	285,116	40,644
Deferred Revenue	1,044,427	(8,815)
Accrued compensation	(54,168)	64,308

Net cash used by operating activities	(446,984)	(414,394)

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(144,740)	(6,025)
Patent acquisition costs	(25,488)	(19,494)

Net cash used by investing activities	(170,228)	(25,519)

CASH FLOWS FROM FINANCING ACTIVITIES

Principal payments on capital lease obligation	(2,456)	332,875
Purchase of treasury stock	(237,180)	0
Proceeds from exercise of stock warrants	706,990	0

Net cash provided by financing activities	467,354	332,875

The accompanying notes are an integral part of the consolidated financial statements

GENELINK, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

Six months ended June 30	2008	2007

NET DECREASE IN CASH AND CASH EQUIVALENTS	(149,858)	(107,038)

Cash and cash equivalents, beginning of period	972,371	149,695

Cash and cash equivalents, end of period	$822,513	$42,657

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for interest	$0	$0

Non-cash financing transactions:
Equipment acquired under capital lease	$31,000	$0
Stock warrants granted for services	$84,200	$0
Common stock and stock warrants granted for fundraising	$0	$12,938
Conversion of notes payable and accrued interest into common stock	$882,041	$121,131
The accompanying notes are an integral part of the consolidated financial statements

GENELINK, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION
GeneLink, Inc. (the Company) and its subsidiaries, GeneWize Life Sciences, Inc. (“GeneWize”) and Dermagenetics, Inc., operate in Florida. The Company was organized under the laws of the Commonwealth of Pennsylvania GeneWize and Dermagenetics, Inc. were organized under the laws of the State of Delaware. The Company is the successor to a Delaware corporation organized under the same name on September 21, 1994. The Company’s offices are located in Longwood, Florida.
The Company was founded in response to the information being generated in the field of human molecular genetics. Scientists are discovering an increasing number of connections between genes and specific diseases or physical attributes and tendencies. These findings are a direct result of the National Institute of Health Genome Project.
The Company has developed proprietary SNP-based genetic profiles (named GeneLink Nutragenetic Profile ™ and Dermagenetics ® profiles. These profiles provide a means of predicting an individual’s inherent genetic capacity to combat such conditions as oxidative stress and other important selected areas of physiologic health. The profiles, for example, can measure a person’s potential to efficiently control oxygen free radical damage, eliminate hydrogen peroxide, protect and repair oxidized phospholipids and destroy harmful environmental compounds. The Company’s profile assessment enables nutritional and skin care companies and health care professionals to recommend a specific and targeted regime of antioxidant vitamins, nutrients or skin care formulations that have been specifically designed to compensate for predicted deficiencies and to help provide individuals the best of health and appearance. The Company received a U.S. patent in 2007 for its proprietary method for assessing skin health in humans.
The Company has also developed and received a skin patent on a DNA Collection Kit® for the collection of DNA specimens for clients. The kit is classified as a non-medical devise.
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
In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary to present fairly the information set forth in the accompanying consolidated financial statements have been included. The results reported in these consolidated financial statements for the three-month and six-month period ended June 30, 2008 should not be regarded as necessarily indicative of results that may be expected for the year ended December 31, 2008.

GENELINK, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3. REVENUE RECOGNITION
Revenue from genetic testing services is recognized when there is persuasive evidence of an arrangement, service has been rendered, the sales price is determinable and collectability is reasonably assured. Service is deemed to be rendered when the results have been reported to the individual who ordered the test. To the extent that tests have been prepaid but results have not yet been reported, recognition of all related revenue is deferred.
Revenue from product sales is recognized when there is persuasive evidence of an arrangement, delivery has occurred and title and risk of loss have transferred to the customer, the sales price is determinable and collectability is reasonably assured. The Company has no consignment sales. Product revenue is reduced for allowances and adjustments, including returns, discontinued items, discounts, trade promotions and slotting fees.
Revenue from distributor sales and marketing kits is recognized when there is persuasive evidence of an arrangement, delivery has occurred and title and risk of loss have transferred to the customer, the sales price is determinable and collectability is reasonably assured. To the extent that kits have been received from distributors but the related products or services have not been fully delivered, recognition of all related revenue is deferred.
4.	RELATED PARTY TRANSACTIONS, STOCKHOLDERS’ EQUITY TRANSACTIONS, AND CONVERTIBLE SECURED PROMISSORY NOTES
In June 2008, 1,562,500 warrants were exercised in cashless exercises in which the Company held back 425,564 warrants as payment for the exercise prices and issued 1,136,936 shares of Common Stock in connection with such exercises.
In June 2008, the holders of all of the outstanding convertible secured promissory notes (the “Notes”) issued by the company converted the Notes into shares of the Company’s Common Stock at a conversion price of $0.05 per share. The Notes were issued in consideration for certain loans provided to the Company by third parties between May 12, 2006 and June 6, 2007. $882,041 in principal and accrued interest of Notes were converted into 17,640,813 shares of Common Stock.
Effective May 9, 2008 through June 12, 2008, pursuant to a tender offer undertaken by the Company, holders of warrants, not including warrants issued to officers and directors of the Company in June 2007 and September 2007, were entitled to exercise their warrants at reduced exercise prices as follows:

Number of	Original Exercise Price	Revised
Existing Warrants	of Existing Warrants	Exercise Price

7,346,577	$0.075-$0.10	$0.05
4,872,704	$ 0.20-$0.25	$0.06
2,755,500	$ 0.40-$0.50	$0.08
2,246,250	$ 0.60-$1.00	$0.09

GENELINK, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A total of 10,574,951 warrants were exercised in the tender offer for cash proceeds of $706,990.
Pursuant to an Order of Settlement dated May 13, 2008 (the “Settlement”), the Company and John R. DePhillipo settled all issues, claims and counterclaims each party may have with respect to the Action entitled, John R. DePhillipo v. GeneLink, Inc. (Superior Court of New Jersey Law Division: Atlantic County, Docket No. ATL-L-7479-05). Under the Settlement, the Company acquired 3,953,000 shares from Mr. DePhillipo and his family and paid Mr. DePhillipo and his family $0.06 per share, resulting in a purchase price of $237,180. Additionally, under the Settlement the Company paid Mr. DePhillipo $220,000. As part of the Settlement, the Company and Mr. DePhillipo delivered general releases to each other.
5. SUBSEQUENT EVENT
On August 1, 2008, GeneWize, a wholly-owned subsidiary of the Company, held its grand opening launch conference. At the time of the launch, over 4,700 independent marketing affiliates had signed up with GeneWize. As of the date of this filing, GeneWize has over 6,000 independent marketing affiliates.
Effective October 14, 2005, the Company terminated the employment of John R. DePhillipo, the Company’s former Chief Executive Officer and President and a former director of the Company. In 2005, Mr. DePhillipo commenced two lawsuits allegedly arising out of his termination by the Company for “cause,” as defined in his Employment Agreement with the Company.
In an Action filed in the United States District Court for the Eastern District of Pennsylvania, John R. DePhillipo v. Robert P. Ricciardi, Civil Action No. 05-5906, Mr. DePhillipo alleged that Dr. Ricciardi, a Director and Officer of the Company, (1) caused Mr. DePhillipo’s employment with the Company to be wrongfully terminated and therefore is personally liable for all severance owed Mr. DePhillipo, in the amount of at least $75,000; (2) was personally liable for Mr. DePhillipo’s unpaid back salary of $84,000 simply because Dr. Ricciardi is an officer and/or director of the Company; and (3) acted sufficiently maliciously to justify punitive damages being assessed against Dr. Ricciardi of $10,000,000. Counsel for Dr. Ricciardi entered an answer to this action and subsequently the action against Dr. Ricciardi was dismissed with prejudice against Mr. DePhillipo in March 2006.
In a separate Action filed by Mr. DePhillipo against the Company in November 2005 in the Superior Court of New Jersey, Law Division, Atlantic County, John R. DePhillipo v. GeneLink, Inc., Docket No. ATL-L-7479-05, Mr. DePhillipo alleged that his termination by the Company “for cause” was improper and therefore he was entitled to in excess of $1,500,000 in severance pay under the terms of an employment agreement, allegedly entered into effective January 1, 2005 (the “Employment Agreement”) and an additional $84,000 in accrued and unpaid compensation. The Company filed an Answer denying the material allegations of the Complaint and asserted a number of affirmative defenses. The Company filed counterclaims against Mr. DePhillipo for breach of fiduciary duty, conversion, negligent misrepresentation, unjust enrichment and fraud while Mr.

GENELINK, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DePhillipo served as the Company’s Chief Executive Officer, President and Chief Financial Officer. The counterclaims sought recovery in excess of that sought by Mr. DePhillipo in the Complaint.
Pursuant to the Settlement, on May 13, 2008 the Company and Mr. DePhillipo settled all issues, claims and counterclaims each may have with respect to the Action. Under the Settlement, the Company acquired 3,953,000 shares from Mr. DePhillipo and his family and paid Mr. DePhillipo and his family $0.06 per share, resulting in a purchase price of $237,180. Additionally, under the Settlement the Company paid Mr. DePhillipo $220,000. As part of the Settlement, the Company and Mr. DePhillipo delivered general releases to each other.
On August 12, 2008, in an Action filed in the Philadelphia Court of Common Pleas, DePhillipo, et.al. v. GeneLink t/a GeneLink Biosciences, Inc., et. al., Philadelphia County Court of Common Pleas, August Term 2008 No. 1128, Mr. DePhillipo and Maria DePhillipo, his spouse, filed suit against the Company, GeneWize and certain of their officers, directors and advisors. Mr. and Mrs. DePhillipo allege, among other things, that the Company fraudulently and negligently induced Mr. DePhillipo to enter into the Settlement and to cause Mr. and Mrs. DePhillipo to sell their shares of common stock of the Company to the Company, that certain of the Company’s advisors and offices conspired to fraudulently induce Mr. DePhillipo to enter into the Settlement and to cause Mr. and Mrs. DePhillipo to sell their shares of common stock of the Company to the Company, that the Company and counsel to the Company fraudulently and negligently misrepresented the financial condition of the Company to induce Mr. DePhillipo to enter into the Settlement and to cause Mr. and Mrs. DePhillipo sell their shares of common stock of the Company to the Company, and that the Company failed to timely disclose information concerning the formation and operation of GeneWize. Mr. and Mrs. DePhillipo seek approximately $20 million in damages based upon an alleged value of GeneLink common stock of $5.00 per share. They also seek rescission of the Settlement and thus the return of the 3,953,000 shares of common stock of the Company sold by them to the Company pursuant to the Settlement.
The Company and its Board of Directors deny the claims set forth in the Action, intend to vigorously defend the baseless claims made by Mr. and Mrs. DePhillipo and are considering additional appropriate actions to take after further investigation and consultation with counsel.

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
Operating results for the six-month period ended June 30, 2008 are not necessarily indicative of the results that may be expected for the full fiscal year.
LIQUIDITY AND CAPITAL RESOURCES
For the three month and six month periods ended June 30, 2008, the Company’s primary liquidity requirements have been the funding of its sales and marketing efforts, including the launch by one of the Company’s distributors of products based upon the Company’s technology and the funding of pre-launch activities relating to the commencement by GeneWize of its direct selling efforts; the funding of its research and development efforts; the payment of compensation to officers and other employees; and the funding of the settlement of all claims related to the lawsuit by its former Chief Executive Officer and President (as more fully described below).
On August 1, 2008, GeneWize, the first direct selling company to focus exclusively on marketing nutritional supplements and skin care products specifically tailored to an individual’s genetic makeup, held its grand opening launch conference. As of the August 1, 2008 launch date, over 4,700 affiliates have joined GeneWize’s marketing organization. In order to become a GeneWize affiliate, a person must purchase an affiliate kit, which includes a DNA assessment, one or more months of nutritional supplements, and materials to help in the marketing and sales of GeneWize products. An affiliate must sign an agreement to abide by all GeneWize policies regarding sales and distribution. In return, GeneWize commits to a structured compensation arrangement by which the affiliate earns commissions based on his or her sales as well as the sales of others he or she may recruit as affiliates.
In the fourth quarter of 2007, the Company signed a multi-year exclusive retail licensing and distribution agreement with Solgar Vitamin and Herb of Leonia, New Jersey. Solgar provides the Company with revenue streams from the purchase of DNA kits, DNA assessments for Solgar customers, and a royalty from all sales of Solgar’s Nutrigenomx™ genetically-guided nutritional supplements. The agreement calls for Solgar to distribute Nutrigenomx™ exclusively via its extensive health food and specialty natural food retailers in North America. Since the signing of the agreement in December 2007, the Company has received $162,000 as an advance on royalties. The Company has had limited kit and assessment sales from the agreement as Solgar is still in its early stages of product release.
Pursuant to the Settlement, on May 14, 2008 the Company acquired 3,953,000 shares from Mr. DePhillipo and his family at a price of $0.06 per share, resulting in an aggregate purchase price of $237,180. Additionally, under the Settlement the Company paid Mr. DePhillipo $220,000 on

June 18, 2008. As part of the Settlement, the Company and Mr. DePhillipo delivered general releases to each other.
Cash and cash equivalents at June 30, 2008 amounted to $822,513 as compared to $972,371 at December 31, 2007, a decrease of $149,858, primarily resulting from utilizing $446,984 of cash to fund operating expenses, from funding the Company’s $457,180 of payments under the Settlement and from utilizing $170,228 in investing activities, primarily relating to capital expenditures surrounding the GeneWize launch, as partially offset by the $706,990 of gross proceeds realized by the Company in connection with its tender offer of outstanding warrants. During the first six months of 2008, the Company’s operating activities utilized $449,411, as compared to $414,394 for the first six months of 2007, an increase of $35,017. Cash utilized during the six month period ended June 30, 2008 partially funded losses for such period.
Financing activities provided $467,354 in net proceeds for the six months ended June 30, 2008, as compared to $332,875 for the six months ended June 30, 2007, an increase of $134,479. Financing activities for the six months ended June 30, 2008 primarily related to the Company’s completion in June 2008 of its tender offer with respect to its outstanding warrants to acquire common stock of the Company. A total of 10,574,951 warrants were exercised by warrant holders for an aggregate exercise price of $706,990, and the Company issued 10,574,951 shares of its restricted common stock to such warrant holders. The receipt of these funds was partially offset by the $237,180 paid by the Company to redeem the shares of Common Stock of the Company held by John DePhillipo and his family in accordance with the Settlement.
COMPARISON OF THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2008 TO SIX MONTHS ENDED JUNE 30, 2007
Financial Condition
Assets of the Company increased from $1,383,824 at December 31, 2007 to $1,925,624 at June 30, 2008, an increase of $541,800. This increase was primarily due to an increase in accounts receivable from $35,327 and December 31, 2007 to $280,787 at June 30, 2008, an increase of $245,460, an increase in inventory from $3,646 at December 31, 2007 to $149,904 at June 30, 2008, an increase of $146,258, an increase in prepaid expenses from $11,273 at December 31, 2007 to $171,049 at June 30, 2008, an increase of $159,776, and an increase in property and equipment from $38,476 at December 31, 2007 to $189,464 at June 30, 2008, an increase of $150,988. The increases in accounts receivable, inventory and property and equipment primarily relate to GeneWize’s pre-launch activities during the six months ended June 30, 2008, and the increase in prepaid expenses primarily relate to costs associates with the deferred revenues relating to GeneWize’s pre-launch activities during the six months ended June 30, 2008.
Liabilities increased from $1,190,457 at December 31, 2007 to $1,853,179 at June 30, 2008, an increase of $662,722. This increase in liabilities was primarily due to an increase in deferred revenue from $100,922 at December 31, 2007 to $1,145,349 at June 30, 2008, an increase of $1,044,427, relating to monies received from GeneWize distributors for products, tests and marketing materials through June 30, 2008. As more fully described below, it is anticipated that this deferred revenue will be recognized as the products, tests and marketing materials are delivered by GeneWize commencing with the third quarter of 2008. This increase in liabilities was partially offset by a decrease in convertible secured promissory notes payable, net of issuance of debt and stock conversion discounts, from $487,968 at December 31, 2007 to $0 at

June 30, 2008, as all outstanding notes were converted in June 2008 into equity at a price of $0.05 per share.
Current Year Performance and Earnings Outlook
Revenues. Total revenues for the three months ended June 30, 2008 were $124,503, as compared to $27,682 for the three months ended June 30, 2007, an increase of $96,821, which increase was primarily caused by the commencement of sales by one of the Company’s third party licensees of products based upon the Company’s technology and related sales by the Company of its genetic assessment technology. Costs of goods sold increased from $20,747 for the three months ended June 30, 2007 to $109,172 for the three months ended June 30, 2008, an increase of $88,425, resulting in an increase in gross profit from $6,935 for the three months ended June 30, 2007 to $15,331 for the three months ended June 30, 2008, an increase of $8,396.
Total revenues for the six months ended June 30, 2008 were $152,960 as compared to $59,067 for the six months ended June 30, 2007, an increase of $93,893, which increase was primarily caused by commencement of sales by one of the Company’s third party licensees of products based upon the Company’s technology and related sales by the Company of its genetic assessment technology. Costs of goods sold increased from $45,870 for the six months ended June 30, 2007 to $137,502 for the six months ended June 30, 2007, an increase of $91,632, resulting in an increase in gross profit from $13,197 for the six months ended June 30, 2007 to $15,458 for the six months ended June 30, 2008, an increase of $2,261.
Expenses. Total expenses for the three months ended June 30, 2008 were $1,122,810 as compared to $232,131 for the three months ended June 30, 2007, an increase of $890,679. This increase in expenses primarily resulted from an increase in selling, general and administrative expenses from $124,090 for the three months ended June 30, 2007 to $459,449 for the three months ended June 30, 2008, an increase of $335,359. This increase was primarily caused by expensing the amounts paid in the Settlement. This increase in expenses was also partially caused by accelerating the issuance of debt and stock conversion discounts associated with the convertible secured promissory notes converted into Common Stock of the Company by the holders of such notes in June 2008, which caused debt conversion costs of $229,025 to be incurred in the three months ended June 30, 2008. The increase in expenses was also caused by an increase in consulting expenses from $36,000 for thee three months ended June 2007 to $182,899 for the three months ended June 30, 2008, an increase of $146,899, an increase in advertising and promotion expenses from $662 for the three months ended June 30, 2007 to $71,057 for the three months ended June 30, 2008, an increase of $70,395, and an increase in professional fees for $57,205 for the three months ended June 30, 2007 to $156,685 to the three months ended June 30, 2008, an increase of $99,480. The increased consulting expenses and advertising and promotional expenses primarily relate to the pre launch activities of GeneWize during the quarter ended June 30, 2008. The increase in professional fees primarily relate to the legal fees incurred in defending the litigation brought against the Company by its former chief executive officer and president and in negotiating the Settlement.
Total expenses for the six months ended June 30, 2008 were $1,572,430, as compared to $598,187 for the six months ended June 30, 2007, an increase of $974,243, primarily resulting from an increase in selling, general and administrative expenses from $275,975 for the six months ended June 30, 2007 to $600,983 for the months ending June 30, 2008, an increase of $325,008, which increase was primarily caused by expensing the amounts paid in the Settlement. The increase in expenses was also partially caused by accelerating the issuance of debt and stock conversion discounts associated with the convertible secured promissory notes converted into Common Stock of the Company by the holders of such notes in June 2008, which caused debt conversion costs of $229,025 to be incurred during the six months ended June 30, 2008. The increase in expenses for the six months ended June 30, 2008 was also caused by an increase in consulting fees from $67,648 for the six months ended June 30, 2007 to $327,891 for the six months ended June 30, 2008, an increase of $260,243, and an increase in advertising and promotion expenses from $4,896 for the six months ended June 30, 2007 to $84,459 for the six months ended June 30, 2008, an increase of $79,563. These increased costs primarily relate to the pre-launch activities of GeneWize during the six months ended June 30, 2008. Furthermore, professional fees increased from $221,320 for the six months ended June 30, 2007 to $293,009 for the six months ended June 30, 2008, an increase of $71,689, primarily relating to legal fees incurred in defending the litigation brought against the Company by its former chief executive officer and president and in negotiating the Settlement.
Losses. The Company incurred a loss $1,556,972 for the six months ended June 30, 2008 as compared to a loss of $584,990 for the six months ended June 30, 2007, an increase of $971,982, and a loss of $1,107,479 for the three months ended June 30, 2008, as compared to $225,196 for the three months ended June 30, 2007, an increase of $882,283.
GeneWize Life Sciences, Inc. Pre-Launch Activities
During the three months and six months ended June 30, 2008, the Company prepared for the third quarter launch of GeneWize, its wholly owned subsidiary, which was still in its pre-launch preparations. In the three months and six months ended June 30, 2008, GeneWize did not solicit or accept any product orders from non-marketing affiliate customers.
GeneWize commenced accepting marketing affiliates and fees from marketing affiliates in May 2008. As of June 30, 2008, GeneLink has not recorded any revenue from GeneWize due to revenue recognition rules regarding partially filled orders. It is anticipated that GeneWize, and thus GeneLink, will begin recognizing revenue in the third quarter as multi-component affiliate kit orders are completed and customer (i.e. non-affiliate) orders are received and fulfilled.
In terms of numbers of affiliates as of the August 1, 2008 launch, GeneWize has far exceeded its plan and expectations. This unanticipated and extraordinary demand will put additional pressure on infrastructure, including laboratories, manufacturing and customer service.
In addition to challenges of growth, the nascent genetics testing industry has come under increased scrutiny by state legislatures and regulators. The Company, with the assistance of members of its Scientific Advisory Board, continues to work with these emerging regulatory parameters with appropriate cooperation. In particular, the Company has voluntarily stopped processing DNA samples for customers residing in California and New York on a temporary basis to enable the Company to modify its processes in an effort to ensure full compliance with all applicable regulations in those states. The Company anticipates recommencing the processing of DNA samples for customers residing in California and New York in September 2008.
FACTORS AFFECTING THE COMPANY’S BUSINESS AND PROSPECTS
Statements included in this Report on Form 10-Q, including within the Management’s Discussion and Analysis of Financial Condition and Results of Operations which are not historical in nature, are intended to be and are hereby identified as “forward looking statements” for purposes of the safe harbor provided by the Private Securities Litigation Reform Act of 1995. Forward looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those indicated in the forward looking statements due to several factors. The Company undertakes no obligation to publicly release any revisions to these forward looking statements or reflect events or circumstances after the date hereof.
There are a number of factors that affect the Company’s business and the result of its operations. These factors include general economic and business conditions; the success of the GeneLink’s recent launch of its direct selling efforts; the level of acceptance of the Company’s products and services; the rate and commercial applicability of advancements and discoveries in the genetics field; and the Company’s ability to enter into strategic alliances with companies in the genetics industry.
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
Changes in Internal Control Over Financial Reporting
     There has been no change in the Company’s internal control over financial reporting during the three months ended June 30, 2008 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
PART II. OTHER INFORMATION
Item 1 LEGAL PROCEEDINGS
Effective October 14, 2005, the Company terminated the employment of John R. DePhillipo, the Company’s former Chief Executive Officer and President and a former director of the Company. In 2005, Mr. DePhillipo commenced two lawsuits allegedly arising out of his termination by the Company for “cause,” as defined in his Employment Agreement with the Company.
In an Action filed in the United States District Court for the Eastern District of Pennsylvania, John R. DePhillipo v. Robert P. Ricciardi, Civil Action No. 05-5906, Mr. DePhillipo alleged that Dr. Ricciardi, a Director and Officer of the Company, (1) caused Mr. DePhillipo’s employment with the Company to be wrongfully terminated and therefore is personally liable for all severance owed Mr. DePhillipo, in the amount of at least $75,000; (2) was personally liable for Mr. DePhillipo’s unpaid back salary of $84,000 simply because Dr. Ricciardi is an officer and/or director of the Company; and (3) acted sufficiently maliciously to justify punitive damages being assessed against Dr. Ricciardi of $10,000,000. Counsel for Dr. Ricciardi entered an answer to this action and subsequently the action against Dr. Ricciardi was dismissed with prejudice against Mr. DePhillipo in March 2006.
In a separate Action filed by Mr. DePhillipo against the Company in November 2005 in the Superior Court of New Jersey, Law Division, Atlantic County, John R. DePhillipo v. GeneLink, Inc., Docket No. ATL-L-7479-05, Mr. DePhillipo alleged that his termination by the Company “for cause” was improper and therefore he was entitled to in excess of $1,500,000 in severance pay under the terms of an employment agreement, allegedly entered into effective January 1, 2005 (the “Employment Agreement”) and an additional $84,000 in accrued and unpaid compensation. The Company filed an Answer denying the material allegations of the Complaint and asserted a number of affirmative defenses. The Company filed counterclaims against Mr. DePhillipo for breach of fiduciary duty, conversion, negligent misrepresentation, unjust enrichment and fraud while Mr. DePhillipo served as the Company’s Chief Executive Officer, President and Chief Financial Officer. The counterclaims sought recovery in excess of that sought by Mr. DePhillipo in the Complaint.
Pursuant to the Settlement, on May 13, 2008 the Company and Mr. DePhillipo settled all issues, claims and counterclaims each may have with respect to the Action. Under the Settlement, the Company acquired 3,953,000 shares from Mr. DePhillipo and his family and paid Mr. DePhillipo and his family $0.06 per share, resulting in a purchase price of $237,180. Additionally, under the Settlement the Company paid Mr. DePhillipo $220,000. As part of the Settlement, the Company and Mr. DePhillipo delivered general releases to each other.
On August 12, 2008, in an Action filed in the Philadelphia Court of Common Pleas, DePhillipo, et.al. v. GeneLink t/a GeneLink Biosciences, Inc., et. al., Philadelphia County Court of Common Pleas, August Term 2008 No. 1128, Mr. DePhillipo and Maria DePhillipo, his spouse, filed suit against the Company, GeneWize and certain of their officers, directors and advisors. Mr. and Mrs. DePhillipo allege, among other things, that the Company fraudulently and negligently induced Mr. DePhillipo to enter into the Settlement and to cause Mr. and Mrs. DePhillipo to sell their shares of common stock of the Company to the Company, that certain of the Company’s advisors and offices conspired to fraudulently induce Mr. DePhillipo to enter into the Settlement and to cause Mr. and Mrs. DePhillipo to sell their shares of common stock of the Company to the Company, that the Company and counsel to the Company fraudulently and negligently misrepresented the financial condition of the Company to induce Mr. DePhillipo to enter into the Settlement and to cause Mr. and Mrs. DePhillipo sell their shares of common stock of the Company to the Company, and that the Company failed to timely disclose information concerning the formation and operation of GeneWize. Mr. and Mrs. DePhillipo seek approximately $20 million in damages based upon an alleged value of GeneLink common stock of $5.00 per share. They also seek rescission of the Settlement and thus the return of the 3,953,000 shares of common stock of the Company sold by them to the Company pursuant to the Settlement.

The Company and its Board of Directors deny the claims set forth in the Action, intend to vigorously defend the baseless claims made by Mr. and Mrs. DePhillipo and are considering additional appropriate actions to take after further investigation and consultation with counsel.
Item 2 UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.
Item 3 DEFAULTS UPON SENIOR SECURITIES
None.
Item 4 SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS
Not applicable.
Item 5 OTHER INFORMATION
Not applicable.
Item 6. EXHIBITS AND REPORTS ON FORM 8-K.

Exhibit No.	Description
31.1	Certificate of the Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
* * * * * *
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GENELINK, INC. (Registrant)
Date: August 15, 2008	By:	s/ Monte E. Taylor, Jr.
Monte E. Taylor, Jr., Chief Executive Officer and Chief Financial Officer