Form 10-Q
period 2008-09-30
GENELINK INC
filed 2008-11-14
CIK 941020

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2008
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File No. 0-28077
GENELINK, INC.
(Exact name of registrant specified in its charter)

PENNSYLVANIA	23-2795613

(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

317 Wekiva Springs Road, #200	32779
Longwood, Florida	(Zip Code)

(Address of principal executive offices)
(800) 558-4363
Registrant’s telephone number, including area code
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

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

Number of Shares of Common Stock Outstanding on November 12, 2008	91,765,025

Page
PART I. FINANCIAL INFORMATION

ITEM 1 Financial Statements.

Consolidated Balance Sheets at September 30, 2008 (unaudited) and December 31, 2007	3

Consolidated Statements of Income for the three months and nine months ended September 30, 2008 and 2007 (unaudited)	4-5

Consolidated Statements of Cash Flows for the nine months ended September 30, 2008 and 2007 (unaudited)	6-7

Notes to Interim Consolidated Financial Statements	8-11

GENELINK, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	September 30, 2008	December 31, 2007

ASSETS
Cash and cash equivalents	$634,602	$972,371
Accounts receivable	534,118	35,327
Inventory	545,285	3,646
Prepaid expenses	1,408,124	11,273

Total current assets	3,122,129	1,022,617

Property and equipment	271,046	38,476
Other assets	378,785	322,731

Total assets	$3,771,960	$1,383,824

LIABILITIES
Current Liabilities
Current maturity of capital lease obligation	$51,557	$0
Accounts payable and accrued expenses	1,442,398	439,399
Accrued compensation	90,000	144,168
Deferred revenue	2,615,910	100,922
Loans payable to officers	18,000	18,000

Total current liabilities	4,217,865	702,489

Convertible secured promissory notes payable, net of issuance of debt and stock conversion discounts	0	487,968

Total liabilities	4,217,865	1,190,457

SHAREHOLDERS’ EQUITY (DEFICIENCY)
Common stock, $.01 par value, 125,000,000 shares authorized as of September 30, 2008 and December 31, 2007, respectively; 96,026,291 shares and 66,673,591 shares issued as of September 30, 2008 and December 31, 2007 respectively; 91,667,122 shares and 66,267,422 shares outstanding as of September 30, 2008 and December 31, 2007, respectively	960,263	666,736
Additional paid in capital	11,594,728	8,277,692
Stock warrants	2,308,359	4,245,692
Accumulated deficit	(14,757,020)	(12,681,698)
Treasury stock, 4,359,169 shares and 406,169 shares as of September 30, 2008 and December 31, 2007 respectively, at cost	(552,235)	(315,055)

Total shareholders’ equity (deficiency)	(445,905)	193,367

Total liabilities and shareholders’ equity (deficiency)	$3,771,960	$1,383,824

The accompanying notes are an integral part of the consolidated financial statements

GENELINK, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

Three months ended September 30,	2008	2007

REVENUE	$1,829,669	$26,150
COST OF GOODS SOLD	425,706	11,608

GROSS PROFIT	1,403,963	14,542

EXPENSES
Selling, general and administrative	1,889,655	509,267

OPERATING LOSS	(485,692)	(494,725)

OTHER EXPENSES
Amortization and depreciation	26,449	14,175
Interest expense	1,331	41,847

	27,780	56,022

NET LOSS BEFORE PROVISION FOR INCOME TAXES	(513,472)	(550,747)

PROVISIONS FOR INCOME TAXES	—	—

NET LOSS	$(513,472)	$(550,747)

NET LOSS PER SHARE BASIC AND DILUTED	$(0.005)	$(0.01)

Weighted average common shares and diluted potential common shares	96,026,291	45,307,320

The accompanying notes are an integral part of the consolidated financial statements.

GENELINK, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

Nine months ended September 30,	2008	2007

REVENUE	$1,982,629	$85,216
COST OF GOODS SOLD	565,483	57,478

GROSS PROFIT	1,417,146	27,738

EXPENSES
Selling, general and administrative	3,134,490	991,442
Research and development	12,951	0

	3,147,441	991,442

OPERATING LOSS	(1,730,295)	(963,704)

OTHER EXPENSES
Debt conversion costs	229,025	0
Amortization and depreciation	63,510	42,522
Interest expense	52,491	129,510

	345,026	172,032

NET LOSS BEFORE PROVISION FOR INCOME TAXES	(2,075,321)	(1,135,736)

PROVISION FOR INCOME TAXES	0	0

NET LOSS	$(2,075,321)	$(1,135,736)

NET LOSS PER SHARE BASIC AND DILUTED	(0.03)	$(0.02)

Weighted average common shares and diluted potential common shares	74,972,909	43,890,272

The accompanying notes are an integral part of the consolidated financial statements.

GENELINK, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

Nine months ended September 30,	2008	2007

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(2,075,321)	$(1,135,736)
Adjustments to reconcile net loss to net cash used by operating activities
Depreciation and amortization	63,510	42,522
Amortization of discounts on loans payable	240,844	55,352
Fair value of options and warrants granted	84,200	363,400
Changes in operating assets and liabilities
Accounts receivable	(498,791)	242
Inventory	(541,639)	1,616
Prepaid expenses	(1,396,851)	3,148
Deposits	(43,765)	0
Accounts payable and accrued expenses	1,156,228	91,792
Deferred revenue	2,514,988	(12,216)
Escrow payable	0	350,000
Accrued compensation	(54,168)	96,462

Net cash used in operating activities	(550,765)	(143,418)

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(216,188)	(6,633)
Patent acquisition costs	(30,783)	(37,759)

Net cash used in investing activities	(246,971)	(44,392)

CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on capital lease obligation	(9,843)	0
Proceeds from loans and note payable	0	432,875
Purchase of treasury stock	(237,180)	0
Proceeds from exercise of stock warrants	706,990	0

Net cash provided by financing activities	459,967	432,875

The accompanying notes are an integral part of the consolidated financial statements.

GENELINK, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

Nine months ended September 30,	2008	2007

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	$(337,769)	$245,065

Cash and cash equivalents, beginning of period	972,371	149,695

Cash and cash equivalents, end of period	$634,602	394,760

SUPPLEMENTARY CASH FLOW INFORMATION
Cash paid for interest	0	$1,165
Non-cash financing transactions
Equipment acquired under capital lease	$61,400	$0
Stock warrants granted for services	$84,200	$317,975
Common stock and stock warrants granted for fundraising	$0	$12,938
Conversion of notes payable and accrued interest to common stock	$882,041	$0
The accompanying notes are an integral part of the consolidated financial statements.

GENELINK, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1.	ORGANIZATION

GeneLink, Inc. (the Company) and its subsidiaries, GeneWize Life Sciences, Inc. (“GeneWize”) and Dermagenetics, Inc., operate in Florida. The Company was organized under the laws of the Commonwealth of Pennsylvania. GeneWize and Dermagenetics, Inc. were organized under the laws of the State of Delaware. The Company is the successor to a Delaware corporation organized under the same name on September 21, 1994. The Company’s offices are located in Longwood, Florida.

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

In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary to present fairly the information set forth in the accompanying consolidated financial statements have been included. The results reported in these consolidated financial statements for the three-month period and nine-month period ended September 30, 2008 should not be regarded as necessarily indicative of results that may be expected for the year ended December 31, 2008.

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

On July 28, 2008, an officer was granted options to acquire 1,883,333 shares of the Company’s Common Stock at an exercise price of $0.50 per share. The options have a term of 10 years and a fair value based on the Company’s lattice valuation model of $0.50 per share. The options vest as follows:

Date	Vesting

7/28/2011	516,666
7/28/2012	516,667
7/28/2013	516,667
Upon the Common Stock being listed on the NASDAQ National Market or a national Stock exchange	333,333
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

GENELINK, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Effective May 9, 2008 through June 12, 2008, pursuant to a tender offer undertaken by the Company, holders of warrants, not including warrants issued to officers and directors of the Company in June 2007 and September 2007, were entitled to exercise their warrants at reduced exercise prices as follows:

Number of	Original Exercise Price	Revised
Existing Warrants	of Existing Warrants	Exercise Price
7,346,577	$0.075-$0.10	$0.05
4,872,704	$0.20-$0.25	$0.06
2,755,500	$0.40-$0.50	$0.08
2,246,250	$0.60-$1.00	$0.09
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

On August 12, 2008, in an Action filed in the Philadelphia Court of Common Pleas, DePhillipo, et.al. v. GeneLink t/a GeneLink Biosciences, Inc., et. al., Philadelphia County Court of Common Pleas, August Term 2008 No. 1128, Mr. DePhillipo and Maria DePhillipo, his spouse, filed suit against the Company, GeneWize and certain of their officers, directors and advisors. Mr. and Mrs. DePhillipo allege, among other things, that the Company fraudulently and negligently induced Mr. DePhillipo to enter into the Settlement and to cause Mr. and Mrs. DePhillipo to sell their shares of common stock of the Company to the Company, that certain of the Company’s advisors and officers conspired to fraudulently induce Mr. DePhillipo to enter into the Settlement and to cause Mr. and Mrs. DePhillipo to sell their shares of common stock of the Company to the Company, that the Company and counsel to the Company fraudulently and negligently misrepresented the financial condition of the Company to induce Mr. DePhillipo to enter into the Settlement and to cause Mr. and Mrs. DePhillipo sell their shares of common stock of the Company to the Company, and that the Company failed to timely disclose information concerning the formation and operation of GeneWize. Mr. and Mrs. DePhillipo seek approximately $20 million in damages based upon an alleged value of GeneLink common stock of $5.00 per share. They also seek rescission of the Settlement and thus the return of the 3,953,000 shares of common stock of the Company sold by them to the Company pursuant to the Settlement.

GENELINK, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The Company and its Board of Directors deny the claims set forth in the Action, are vigorously defending the baseless claims made by Mr. and Mrs. DePhillipo and are considering additional appropriate actions to take after further investigation and consultation with counsel. On October 1, 2008, all defendants filed Preliminary Objections, also referred to as Motions to Dismiss, seeking the dismissal of all claims.

5.	COMMITMENTS

In July 2008, GeneWize committed to the purchase of $1,969,746 of raw ingredients from its primary vendor to be used in GeneWize’s custom formulated nutritional supplements. Shipments are contracted to occur through December 2008. Through September 30, 2008, $252,000 of the order was fulfilled and invoiced.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Forward-Looking Statements
This report on Form 10-Q and, in particular, Management’s Discussion and Analysis of Financial Condition and Results of Operations set forth in Part I — Item 2, and the documents incorporated by reference into this report contain or incorporate certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Statements contained in this report that are not statements of historical fact may be deemed to be forward-looking statements. Words or phrases such as “may,” “will,” “could,” “should,” “potential,” “continue,” “expect,” “intend,” “plan,” “estimate,” “anticipate,” “believe,” “project,” “likely,” “outlook,” or similar words or expressions or the negatives of such words or expressions are intended to identify forward-looking statements. We base these statements on our beliefs as well as assumptions we made using information currently available to us. Such statements are subject to risks, uncertainties and assumptions, as well as other matters not yet known to us or not currently considered material by us. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated or projected. Given these risks and uncertainties, prospective investors are cautioned not to place undue reliance on such forward-looking statements. Forward-looking statements do not guarantee future performance and should not be considered as statements of fact. All information set forth in this Form 10-Q is as of the date of filing this Form 10-Q and should not be relied upon as representing our estimate as of any subsequent date. While we may elect to update these forward-looking statements at some point in the future, we specifically disclaim any obligation to do so to reflect actual results, changes in assumptions or changes in other factors affecting such forward-looking statements.
Operating results for the nine-month period ended September 30, 2008 are not necessarily indicative of the results that may be expected for the full fiscal year.
LIQUIDITY AND CAPITAL RESOURCES
For the three month and nine month periods ended September 30, 2008, the Company’s primary liquidity requirements have been the funding of its sales and marketing efforts, including the launch by one of the Company’s distributors of products based upon the Company’s technology and the funding of pre-launch and post-launch activities relating to the commencement by GeneWize of its direct selling efforts; the payment of compensation to officers and other employees; and the funding of the settlement of all claims related to the lawsuit by its former Chief Executive Officer and President (as more fully described below).
On August 1, 2008, GeneWize, a subsidiary of the Company, held its grand opening launch conference. GeneWize is the first direct selling company to focus exclusively on marketing nutritional supplements and skin care products specifically tailored to an individual’s genetic makeup. As of the date of this filing, over 10,000 affiliates have joined GeneWize’s marketing organization. In order to become a GeneWize affiliate, a person must agree to abide by all GeneWize policies regarding sales and distribution and must purchase an affiliate kit (which includes materials to assist in the marketing and sales of GeneWize products and may include a DNA assessment and one or more months of nutritional supplements). In return, GeneWize commits to a structured compensation arrangement by which the affiliate earns commissions based on his or her sales as well as the sales of others he or she may recruit as affiliates.

In the fourth quarter of 2007, the Company signed a multi-year exclusive retail licensing and distribution agreement with Solgar Vitamin and Herb. Since the signing of the agreement in December 2007, the Company received $200,000 as an advance on royalties. The Company performed over 1,000 assessments for Solgar through September 2008 but has yet to accrue any royalty revenue from the agreement. Solgar has informed the Company that it intends to terminate the distribution agreement and the parties are negotiating a termination of the distribution relationship.
Pursuant to the Settlement, on May 14, 2008 the Company acquired 3,953,000 shares from Mr. DePhillipo and his family at a price of $0.06 per share, resulting in an aggregate purchase price of $237,180. Additionally, under the Settlement the Company paid Mr. DePhillipo $220,000 on June 18, 2008. As part of the Settlement, the Company and Mr. DePhillipo delivered general releases to each other.
Cash and cash equivalents at September 30, 2008 amounted to $634,602 as compared to $972,371 at December 31, 2007, a decrease of $337,769, primarily resulting from utilizing $550,765 of cash to fund operating expenses, from funding the Company’s $457,180 of payments under the Settlement and from utilizing $246,971 in investing activities, as partially offset by the $706,990 of gross proceeds realized by the Company in connection with its tender offer of outstanding warrants. During the first nine months of 2008, the Company’s operating activities utilized $550,765, as compared to $143,418 for the first nine months of 2007, an increase of $407,347. This increase resulted from pre-launch and post-launch expenditures related to the commencement of operations by GeneWize. Cash utilized during the nine month period ended September 30, 2008 partially funded losses for such period.
Financing activities provided $459,967 in net proceeds for the nine months ended September 30, 2008, as compared to $432,875 for the nine months ended September 30, 2008, an increase of $27,092. Financing activities for the nine months ended September 30, 2008 primarily related to the Company’s completion in June 2008 of its tender offer with respect to its outstanding warrants to acquire common stock of the Company. A total of 10,574,951 warrants were exercised by warrant holders for an aggregate exercise price of $706,990, and the Company issued 10,574,951 shares of its restricted common stock to such warrant holders. The receipt of these funds was partially offset by the $237,180 paid by the Company to redeem the shares of Common Stock of the Company held by John DePhillipo and his family in accordance with the Settlement.
The Company anticipates commencing a private offering of approximately $1,000,000 of its securities to accredited investors in November 2008. The Company anticipates using the net proceeds of the offering for working capital, for marketing and promotion purposes for GeneWize, for infrastructure development, for patent prosecution costs and expenses, to pay accounts payable, to pay professional and consulting fees and expenses, including litigation costs, and for any other business related expenses approved by the Company’s management or Board of Directors.

COMPARISON OF THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2008 TO THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2007
Financial Condition
Assets of the Company increased from $1,383,824 at December 31, 2007 to $3,771,960 at September 30, 2008, an increase of $2,388,136. This increase was primarily due to an increase in accounts receivable from $35,327 at December 31, 2007 to $534,118 at September 30, 2008, an increase of $498,791, an increase in inventory from $3,646 at December 31, 2007 to $545,285 at September 30, 2008, an increase of $541,639, an increase in prepaid expenses from $11,273 at December 31, 2007 to $1,408,124 at September 30, 2008, an increase of $1,398,851, and an increase in property and equipment from $38,476 at December 31, 2007 to $271,046 at September 30, 2008, an increase of $232,570, as partially offered by the decrease in cash and cash equivalents from $972,371 at December 31, 2007 to $634,602 at September 30, 2008, a decrease of $337,769. The increases in accounts receivable, inventory and property and equipment primarily relate to GeneWize’s pre-launch and post-launch activities during the nine months ended September 30, 2008, and the increase in prepaid expenses primarily relate to costs associates with the deferred revenues relating to GeneWize’s pre-launch and post-launch activities during the nine months ended September 30, 2008. GeneWize committed to the purchase of approximately $2,000,000 of raw ingredients from its primary vendor to be used in GeneWize’s custom formulated nutritional supplements. Shipments are contracted to occur through December 2008. Through September 30, 2008, $252,000 of this order was fulfilled and invoiced.
Liabilities increased from $1,190,457 at December 31, 2007 to $4,217,865 at September 30, 2008, an increase of $3,027,408. This increase in liabilities was primarily due to an increase in deferred revenue from $100,922 at December 31, 2007 to $2,615,910 at September 30, 2008, an increase of $2,514,988, relating to monies received from GeneWize marketing affiliates for products, tests and marketing materials through September 30, 2008, and an increase in accounts payable and accrued expenses from $439,399 at December 31, 2007 to $1,442,398 at September 30, 2008, an increase of $1,002,999, resulting from the commencement of operations by GeneWize in the third quarter of 2008. It is anticipated that this deferred revenue will be recognized as the products, tests and marketing materials are delivered by GeneWize or upon the expiration of relevant refund periods, whichever occurs first for each affiliate or customer. This increase in liabilities was partially offset by a decrease in convertible secured promissory notes payable, net of issuance of debt and stock conversion discounts, from $487,968 at December 31, 2007 to $0 at September 30, 2008, as all outstanding notes were converted in June 2008 into equity at a price of $0.05 per share.
Current Year Performance and Earnings Outlook
Revenues. Total revenue for the three months ended September 30, 2008 was $1,829,669, as compared to $26,150 for the three months ended September 30, 2007, an increase of $1,803,519, which increase was primarily caused by the commencement of sales by GeneWize of its products, kits and tests in the third quarter of 2008. Costs of goods sold increased from $11,608 for the three months ended September 30, 2007 to $425,706 for the three months ended September 30, 2008, an increase of $414,098, resulting in an increase in gross profit from $14,542 for the three months ended September 30, 2007 to $1,403,963 for the three months ended September 30, 2008, an increase of $1,389,421.

Total revenues for the nine months ended September 30, 2008 was $1,982,629 as compared to $85,216 for the nine months ended September 30, 2007, an increase of $1,897,413, which increase was primarily caused by the commencement of sales by GeneWize of its products, kits and tests. Costs of goods sold increased from $57,478 for the nine months ended September 30, 2007 to $565,483 for the nine months ended September 30, 2008, an increase of $508,005, resulting in an increase in gross profit from $27,738 for the nine months ended September 30, 2007 to $1,417,146 for the nine months ended September 30, 2008, an increase of $1,389,408.
Expenses. Total expenses for the three months ended September 30, 2008 were $1,917,435 as compared to $565,289 for the three months ended September 30, 2007, an increase of $1,352,146. This increase in expenses resulted mainly from an increase in selling, general and administrative expenses from $509,267 for the three months ended September 30, 2007 to $1,889,655 for the three months ended September 30, 2008, an increase of $1,380,388. The increase in selling, general and administrative expenses was primarily caused by an increase in commissions to GeneWize marketing affiliates from $0 for the three months ended September 2007 to $906,858 for the three months ended September 30, 2008, as commission payments were earned by GeneWize’s marketing affiliates as a result of revenue realized by GeneWize in the three months ended September 30, 2008, from incurring expenses relating to the pre-launch and post-launch activities of GeneWize and from an increase in professional fees, primarily related to the legal fees incurred in defending the litigation brought against the Company by its former chief executive officer and president and his spouse.
Total expenses for the nine months ended September 30, 2008 were $3,492,467, as compared to $1,163,474 for the nine months ended September 30, 2007, an increase of $2,328,993, primarily resulting from an increase in selling, general and administrative expenses from $991,442 for the nine months ended September 30, 2007 to $3,134,490 for the nine months ending June 30, 2008, an increase of $2,143,048. This increase in selling, general and administrative expenses resulted from an increase in commissions to GeneWize marketing affiliates from $0 for the nine months ended September 2007 to $906,858 for the nine months ended September 30, 2008, as commission payments were earned by GeneWize’s marketing affiliates as a result of revenue realized by GeneWize in the nine months ended September 30, 2008, by incurring expenses relating to pre-launch and post-launch operations by GeneWize, by expensing the amounts paid in the Settlement and from an increase in professional fees, primarily relating to legal fees incurred in negotiating the Settlement and in defending the litigation brought against the Company by its former chief executive officer and president and his spouse. The increase in expenses was also partially caused by accelerating the issuance of debt and stock conversion discounts associated with the convertible secured promissory notes converted into Common Stock of the Company by the holders of such notes in June 2008, which caused debt conversion costs of $229,025 to be incurred during the nine months ended September 30, 2008.
Losses. The Company incurred a loss $2,075,321 for the nine months ended September 30, 2008 as compared to a loss of $1,135,736 for the nine months ended September 30, 2007, an increase of $939,585, and a loss of $513,472 for the three months ended September 30, 2008, as compared to $550,747 for the three months ended June 30, 2007, a decrease of $37,275.

GeneWize Life Sciences, Inc. Pre-Launch and Post-Launch Activities
On August 1, 2008, GeneWize Life Sciences, Inc., a wholly-owned subsidiary of GeneLink, held its grand opening launch conference. At the time of the launch, over 4,700 independent marketing affiliates had signed up with GeneWize. As of the date of this filing, GeneWize has over 10,000 independent marketing affiliates.
GeneWize commenced accepting marketing affiliates and fees from marketing affiliates in May 2008. GeneWize, and thus GeneLink, began recognizing revenue in the third quarter as multi-component affiliate kit orders were completed and customer (i.e. non-affiliate) orders are received and fulfilled.
In terms of numbers of affiliates as of the August 1, 2008 launch and as of the date of this filing, GeneWize far exceeded its plan and expectations. This unanticipated and extraordinary demand has put unanticipated pressure on infrastructure, including laboratories, manufacturing and customer service.
State and Federal Regulation
The Company offers a variety of DNA based predictive assessments designed to measure single nucleotide polymorphisms (SNPs). SNPs are slight variations in an individual’s genetic makeup. The Company’s assessments are not intended to diagnose, treat or cure any disease and are intended for education purposes only.
The Company’s state-of-the-art genetic testing technologies are designed to accurately assess these genetic variations and ultimately provide information that can help guide the selection of nutritional supplements and customized skincare products. Worldwide, the laboratories contracted by the Company have appropriate accreditations for the jurisdictions in which they are located. The assessment testing protocols and test results are independently validated by the laboratories performing the tests. Appropriate accreditations, licenses, and permits are obtained by the individual laboratories as required.
The Company’s predictive assessments may be subject to regulation both at a State and Federal level. The Centers for Medicare & Medicaid Services (CMS) regulates most laboratory testing performed on humans in the U.S. through the Clinical Laboratory Improvement Amendments (CLIA). The Division of Laboratory Services, within the Survey and Certification Group, under the Center for Medicaid and State Operations (CMSO) has the responsibility for implementing the CLIA Program.
Certain states such as New York and California have more stringent regulations for clinical laboratories and broader definitions as to what testing is regulated. International jurisdictions also may impose regulations on the conditions under which testing is performed on their residents. Some states may require a physician order for the testing.
The Company endeavors to maintain compliance with all relevant State and Federal regulations. Currently due to unique, State specific regulatory requirements GeneLink DNA assessment services are not available for the residents of New York and California. GeneLink is actively seeking the appropriate approvals to provide testing in all jurisdictions both domestic and international.

GeneLink’s sample collection kit is appropriately classified as a specimen transport and storage container under 21 C.F.R. § 864.3250. Products falling within 21 C.F.R. § 864.3250 are Class I devices and are exempt from FDA’s 510(k) requirement. The GeneLink sample collection kit utilizes absorbent tipped swabs for specimen collection, and such swabs are considered Class I, 510(k)-exempt devices.
As the regulatory environment evolves, the Company’s Scientific Advisory Board members monitor current regulatory requirements and assist the Company and its contract laboratories in maintaining compliance with all applicable regulatory requirements.
Existing State, Federal, or international regulations may change, be modified or expanded in any jurisdiction. If the Company’s genetic testing was deemed to require a specific approval by the Food and Drug Administration (FDA) or other regulatory agency, additional costs might be incurred by the company and delay of introduction of new tests might ensue and current testing services could be impaired.
Federal Trade Commission Regulations
Marketing and advertising practices in the dietary supplement arena are subject to Federal Trade Commission (FTC) regulation. Enforcement actions have been undertaken by the FTC against companies alleged to have made false and misleading marketing statements. The FTC actions have resulted in consent decrees and required monetary payments by the involved parties. The Company believes that it is currently in compliance with all relevant FTC regulations. New regulations may be promulgated as a result of new legislation or by changing enforcement policy in any of the relevant regulatory agencies. The Company endeavors to proactively anticipate changes in the regulatory environment and to maintain appropriate compliance. Future regulatory changes could materially impact the company’s product offerings.
FDA Regulation of Nutritional Supplements
The Dietary Supplement Health and Education Act of 1984 (DSHEA) amended the Federal Food Drug and Cosmetic Act, defined dietary supplements including vitamins and minerals, and provided a regulatory framework to ensure safe quality dietary supplements and the dissemination of accurate information about such products. Under DSHEA dietary supplements are regulated as foods. The FDA is prohibited from regulating the active ingredients in dietary supplements as food additives or drugs unless product claims trigger a declaration drug status. The Company’s supplements are all currently accepted as safe and are not regulated as drugs. New ingredients will not be added to the Company’s product offerings unless they are accepted by the FDA. If any individual ingredient becomes subject to additional FDA regulation it could be replaced by a suitable substitute without material impact on the usefulness or marketability of the specific GeneLink or GeneWize product. Changes in the regulatory environment could materially impact on the company’s product offerings.
Privacy Protection and HIPAA
The Company is committed to meeting the ideals for confidentiality of individuals’ personal information as expressed in the Health Insurance Portability and Accountability Act of 1996 (HIPAA) and maintains strict confidentiality regarding clients’ identity and the security of their results.

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
Changes in Internal Control Over Financial Reporting
There has been no change in the Company’s internal control over financial reporting during the three months ended September 30, 2008 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
On August 12, 2008, in an Action filed in the Philadelphia Court of Common Pleas, DePhillipo, et.al. v. GeneLink t/a GeneLink Biosciences, Inc., et. al., Philadelphia County Court of Common Pleas, August Term 2008 No. 1128, Mr. DePhillipo and Maria DePhillipo, his spouse, filed suit against the Company, GeneWize and certain of their officers, directors and advisors. Mr. and Mrs. DePhillipo allege, among other things, that the Company fraudulently and negligently induced Mr. DePhillipo to enter into the Settlement and to cause Mr. and Mrs. DePhillipo to sell their shares of common stock of the Company to the Company, that certain of the Company’s advisors and officers conspired to fraudulently induce Mr. DePhillipo to enter into the Settlement and to cause Mr. and Mrs. DePhillipo to sell their shares of common stock of the Company to the Company, that the Company and counsel to the Company fraudulently and negligently misrepresented the financial condition of the Company to induce Mr. DePhillipo to enter into the Settlement and to cause Mr. and Mrs. DePhillipo sell their shares of common stock of the Company to the Company, and that the Company failed to timely disclose information concerning the formation and operation of GeneWize. Mr. and Mrs. DePhillipo seek approximately $20 million in damages based upon an alleged value of GeneLink common stock of $5.00 per share. They also seek rescission of the Settlement and thus the return of the 3,953,000 shares of common stock of the Company sold by them to the Company pursuant to the Settlement.
The Company and its Board of Directors deny the claims set forth in the Action, are vigorously defending the baseless claims made by Mr. and Mrs. DePhillipo and are considering additional appropriate actions to take after further investigation and consultation with counsel. On October 1, 2008, all defendants filed Preliminary Objections, also referred to as Motions to Dismiss, seeking the dismissal of all claims.
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

GENELINK, INC.
(Registrant)

Date: November 13, 2008	By:	/s/ Monte E. Taylor, Jr.

Monte E. Taylor, Jr., Chief Executive
Officer and Chief Financial Officer