Form 10-K
period 2008-12-31
GENELINK INC
filed 2009-03-31
CIK 941020

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008
OR

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File No. 0-28077
GENELINK, INC.
(Exact name of registrant as specified in its charter)

Pennsylvania State of Incorporation	23-2795613 I.R.S. Employer I.D. No.
317 Wekiva Springs Road, #200
Longwood, FL 32779
(Address of principal executive offices)

Registrant’s telephone number including area code: (800) 588-4363
Securities registered under Section 12(b) of the Exchange Act:
None
Securities registered under Section 12(g) of the Exchange Act:
Common Stock, $.01 Par Value
(Title of class)
Indicate by check mark if the registrant is well-known season issuer, as defined in Rule 405 of the Securities Act
Yes ☐  No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act
Yes ☐  No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☑  No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12B-12 of the Exchange Act).
Yes ☐  No ☑
Aggregate market value of common stock held by non-affiliates of the Registrant, as of June 30, 2008 was $44,100,000 based on the closing price of the common stock of the Nasdaq OTC Bulletin Board.
     As of March 16, 2009, there were 105,950,025 shares of the issuer’s common stock, $.01 par value, outstanding.

FORWARD LOOKING STATEMENTS
     The statements, other than statements of historical or present facts included in this annual report are forward looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements, other than statements of historical or present facts, that address activities, events, outcomes and other matters that we plan, expect, intend, assume, believe, budget, predict, forecast, project, estimate or anticipate (and other similar expressions) will, should or may occur in the future are forward-looking statements. Forward-looking statements generally can be identified by the use of forward-looking terminology such as, but not limited to, “may”, “will”, “expect”, “estimate”, “anticipate” or “believe”. These forward-looking statements are based on management’s current believe, based upon currently available information, as to the outcome and timing of future events. Although we believe that the expectations and assumptions reflected in the forward-looking statements are reasonable, they involve risks and uncertainties that are difficult to predict and, in many cases, beyond our control. Our forward-looking statements speak only as of the date on which this annual report was filed with the SEC. We expressly disclaim any obligation to issue any updates or revisions to our forward-looking statements, even if subsequent events cause our expectations to change regarding the matters discussed in those statements, or if we believe that our actual results, performance or achievements will likely differ from the anticipated results, performance or achievements that are expressed or implied by our forward-looking statements, and such differences might be significant and materially adverse to our shareholders. Many important factors that could cause such a difference are described in this Form 10-K in Part I, Item 1A, Risk Factors, which you should review carefully. Please consider our forward-looking statements in light of those risks as you read this annual report.

ITEM 1. DESCRIPTION OF BUSINESS.
GENERAL
GeneLink, Inc. (“GeneLink, the “Company”, “we” or “us”) is a publicly-held Pennsylvania corporation listed on the NASDAQ OTC Bulletin Board trading under the symbol “GNLK.” We have created a breakthrough methodology for SNP (single nucleotide polymorphism) based genetic profiling (patents issued and pending) and we intend to market and/or license these proprietary assessments to companies that manufacture or market to the nutraceutical, personal care and skin care industries.
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
Our profile assessment enables nutritional and skin care companies and health care professionals to recommend a specific and targeted regimen of antioxidant vitamins, nutrients or skin care formulations that have been specifically designed to compensate for predicted deficiencies and to help provide individuals the best of health and appearance.
In 2004, we formed a wholly owned subsidiary, Dermagenetics, Inc., to provide our genetically customized products and services to the skin and personal care market. In December 2007, we formed a wholly owned subsidiary, GeneWize Life Sciences, Inc. (“GeneWize”), to provide our genetically customized products and services to the nutrition and skincare markets. GeneWize formally launched its products and services in August 2008.
We have never achieved a profit, having realized net losses each year, including operating losses before extraordinary items of $790,868 in 2006, $1,560,624 in 2007 and $2,603,509 in 2008. There can be no assurance that we will ever realize significant sales or become profitable.
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
This profile information will enable nutritional and skin care companies to recommend a specific and targeted regimen of antioxidant vitamins, nutrients or skin-care formulations that have been specifically designed to compensate for predicted deficiencies. Thus, the OS profile can be used to make rational choices to help optimize nutritional and skin care needs to provide the best of health and appearance.
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
Intellectual Property
On May 1, 2007, we received a U.S. patent (No. 7,211,383) for our proprietary method for assessing skin health in humans. Additionally, we have filed a series of U.S. patent applications relating to the our DNA Collection Kit® and methods for assessing a human subject’s susceptibility to various health conditions, including skin health, oxidative damage, osteoporosis and other bone density disorders and obesity and for methods of selecting and measuring recommended supplement doses of preventative agents for such conditions. There can be no assurance that we will receive patent protection on our methods or procedures. We are negotiating licensing these proprietary assessments to companies that manufacture or market to the $100 billion plus nutraceutical, personal care, skin care, and weight-loss industries.
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
We have also developed and received a U.S. patent (No. 6,291,171) on a non-invasive DNA Collection Kit® for the collection of DNA specimens of clients. No licensing or training is necessary for the collection by a client of his or her DNA specimen. The DNA Collection Kit® consists of several swabs, collection accessories, complete instructions and a mailing envelope; the kit and kit elements are bar coded to facilitate tracking, control and confidentiality. The collection process is self administered and non-invasive (the DNA specimen is obtained by swabbing the inside of the cheek) and takes less than five minutes to complete. The kit is currently classified as a non-medical device. There is no assurance that the patent will prevent others from gathering DNA in a similar manner.

In addition to the aforementioned U.S. patents for “Kits and Methods for Assessing Skin Health” and GeneLink’s non-invasive DNA Collection Kit, GeneLink has also been awarded an Australian patent (No. 2002230953) for its “Kits and Methods for Assessing Oxidative Stress”.
GeneLink is also pursuing trademark protection for various trademarks and tradenames used in connection with the marketing of its genetically-guided products. GeneLink now owns federal trademark registrations in the U.S. for GENELINK®, SNPACTIVE®, DERMAGENETICS® and DNA ULTRACUSTOM®. Additionally, GeneLink has received Notices of Allowance for federal trademark registration for LIFEMAP NUTRITION™, GENELINK HEALTHY AGING ASSESSMENT™, LIFEMAP SKIN CARE™; SNPBOOST™, JUICEBOOST™, LIFEMAP WEALTH SYSTEM™ and YOUR GENETIC COMPASS™. Additional trademark applications are pending for LIFEMAP ESSENTIALS™ and LIFEMAP CUSTOM™.
Scientific Advisory Board
Our Scientific Advisory Board consists of Dr. Robert P. Ricciardi, Dr. Bernard L. Kasten, Dr. Harry Harrison, Dr. James Simpkins, Dr. Donald Cannon, Dr. Robert P.K. Keller, Dr. Robert L. Kagan and Dr. Heather Mittiga. Dr. Ricciardi and Dr. Kasten are members of our Board of Directors. Dr. Mittiga is the daughter of Dr. Kasten.
GeneWize Life Sciences, Inc.
On August 1, 2008, GeneWize Life Sciences, Inc., a wholly-owned subsidiary of GeneLink, held its grand opening launch conference with over 1,500 participants from around the country. GeneWize is the first direct selling company to focus exclusively on marketing nutritional supplements and skin care products specifically tailored to an individual’s genetic makeup.
GeneWize’s product offering in 2008 consisted of its foundational LifeMap Nutrition™ System. The LifeMap Nutrition™ System is the first comprehensive system of personalized (mass customized) nutritional supplement manufacturing based on genetic testing that measures single nucleotide polymorphisms (“SNPs”; pronounced “snips”) in DNA. GeneLink’s patented pending assessments, such as GeneLink Healthy Aging Assesssment™ and Oxidative Stress, form the foundation of this system. Genetic test results drive a proprietary algorithm that generates a nutritional report linked to an individual “titration matrix.” In order to help compensate for any predicted deficiencies, genetically selected ingredients and nutrients (SNPboosts™, or “snip boosts”) are titrated and blended into the individual nutritional formulation. Thus, each customer’s product is individually customized and manufactured specifically for that customer.
Customers order the LifeMap Nutrition™ in a 30-day supply which currently comes in an encapsulated form. List price for monthly supplements is from $99 to $119. Customers generally subscribe to an automatic shipment program which sends their product out monthly, creating a recurring revenue stream for the company. GeneWize plans in the near future to expand product and product line offerings to include other science-related but not genetically customized supplements (“lifestyle boosts”) as well as to offer genetically customized skincare solutions developed by Dermagenetics, another subsidiary of GeneLink. GeneLink has previously marketed the Dermagenetics™ skin care product to the high-end spa market.
In addition to nutritional products, GeneWize, as a direct selling company, offers customers the opportunity to participate in selling and distributing the product to others and receive compensation for doing so. These independent marketing affiliates must agree to and comply with the Company’s policies related to the sale and distribution of products, particularly as it relates to product claims or, in the case of recruiting other affiliates, income potential. In return for creating sales and complying with appropriate policies and regulations, GeneWize provides commissions and incentives. It also provides internet ordering sites, business management tools, marketing materials, training and events in support of these affiliates.
In March 2009, GeneWize launched GeneWize Academy, a sophisticated video/audio/interactive on-line educational resource. We believe that GeneWize Academy will assure a high level of education and consistency across the GeneWize sales channel, and will result in the best service and quality to customers as the Company grows.
In January 2009, at the Super Bowl, GeneWize launched GeneWize Sports, an effort to engage athletes in the benefit of genetically guided and personalized nutritional regimens. This division is pursuing high visibility athletes as well as fitness and training professionals to extend their influence to the non-professional athlete as well. We believe the benefits of LifeMap Nutrition™ and its emphasis on oxidative stress are equally if not more applicable to the high performance physical demands of an athlete, whether of a professional or weekend variety.
In terms of numbers of affiliates as of the August 1, 2008 launch and as of the date of this filing, GeneWize far exceeded its plan and expectations, having enrolled over 14,300 independent marketing affiliates as of the date of this filing. This unanticipated and extraordinary demand has put unanticipated pressure on infrastructure, including laboratories, manufacturing and customer service. Since the launch, GeneWize completed significant upgrades to its infrastructure, Customer Service Team and technology, and Marketing and Sales Team capacity during Q4 2008 and Q1 2009. It has increased capacity in manufacturing and DNA testing labs as well as Customer Service Teams. Management believes that they are now poised for the growth that new product offerings may bring.
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
In December 2007, we entered into a license and distribution agreement with Solgar Vitamin and Herb, pursuant to which Solgar will manufacture, market and distribute a line of premium genetically guided dietary supplements utilizing the Company’s Nutritional System™ to Solgar’s health food and specialty natural food retailers North America. Solgar has informed us that it has terminated the license and distribution agreement, and while we continue to process tests for Solgar we are negotiating the terms of the termination of the relationship with Solgar.

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
State and Federal Regulation
We offer a variety of DNA based predictive assessments designed to measure SNPs. SNPs are slight variations in an individual’s genetic makeup. GeneLink assessments are not intended to diagnose, treat or cure any disease and are intended for education purposes only.
Our state-of-the-art genetic testing technologies are designed to accurately assess these genetic variations and ultimately provide information that can help guide the selection of nutritional supplements and customized skincare products. Worldwide, the laboratories contracted by us have appropriate accreditations for the jurisdictions in which they are located. The assessment testing protocols and test results are independently validated by the laboratories performing the tests. Appropriate accreditations, licenses, and permits are obtained by the individual laboratories as required.
Our predictive assessments may be subject to regulation both at a State and Federal level. The Centers for Medicare & Medicaid Services (CMS) regulates most laboratory testing performed on humans in the U.S. through the Clinical Laboratory Improvement Amendments (CLIA). The Division of Laboratory Services, within the Survey and Certification Group, under the Center for Medicaid and State Operations (CMSO) has the responsibility for implementing the CLIA Program.
Certain states such as New York and California have more stringent regulations for clinical laboratories and broader definitions as to what testing is regulated. International jurisdictions also may impose regulations on the conditions under which testing is performed on their residents. Some states may require a physician order for the testing.
We endeavor to maintain compliance with all relevant State and Federal regulations. Currently due to unique, state specific regulatory requirements GeneLink DNA assessment services have not been available for the residents of New York and California. Compliance with California requirements was accomplished in the first quarter of 2009 with the Company’s affiliation with a California compliant lab facility. We continue to actively seek the appropriate approvals to provide testing in New York and in all other jurisdictions both domestic and international.
Our sample collection kit is appropriately classified as a specimen transport and storage container under 21 C.F.R. § 864.3250. Products covered by this classification regulation are defined as follows:
A specimen transport and storage container, which may be empty or prefilled, is a device intended to contain biological specimens, body waste, or body exudate during storage and transport in order that the matter contained therein can be destroyed or used effectively for diagnostic examination. If prefilled, the device contains a fixative solution or other general purpose reagent to preserve the condition of a biological specimen added to the container. This section does not apply to specimen transport and storage containers that are intended for use as part of an over-the-counter test sample collection system for drugs of abuse testing.
Products falling within 21 C.F.R. § 864.3250 are Class I devices and are exempt from the Federal Drug Administration’s (FDA) 510(k) requirement. Our sample collection kit utilizes absorbent tipped swabs for specimen collection, and such swabs are considered Class I, 510(k)-exempt devices, pursuant to 21 C.F.R. § 880.6025.
As the regulatory environment evolves, our Scientific Advisory Board members monitor current regulatory requirements and assist us and our contract laboratories in maintaining compliance with all applicable regulatory requirements.
Existing State, Federal, or international regulations may change, be modified or expanded in any jurisdiction. If our genetic testing was deemed to require a specific approval by the FDA or other regulatory agency, additional costs might be incurred by us and delay of introduction of new tests might ensue and current testing services could be impaired.
Federal Trade Commission Regulations
Marketing and advertising practices in the dietary supplement arena are subject to Federal Trade Commission (FTC) regulation. Enforcement actions have been undertaken by the FTC against companies alleged to have made false and misleading marketing statements. The FTC actions have resulted in consent decrees and required monetary payments by the involved parties. We believe that we currently are in compliance with all relevant FTC regulations. New regulations may be promulgated as a result of new legislation or by changing enforcement policy in any of the relevant regulatory agencies. We endeavor to proactively anticipate changes in the regulatory environment and to maintain appropriate compliance.
FDA Regulation of Nutritional Supplements
The Dietary Supplement Health and Education Act of 1984 (DSHEA) amended the Federal Food Drug and Cosmetic Act, defined dietary supplements including vitamins and minerals, and provided a regulatory framework to ensure safe quality dietary supplements and the dissemination of accurate information about such products. Under DSHEA dietary supplements are regulated as foods. The FDA is prohibited from regulating the active ingredients in dietary supplements as food additives or drugs unless product claims trigger a declaration drug status. GeneLink’s supplements are all currently accepted as safe and are not regulated as drugs. New ingredients will not be added to our product offerings unless they are accepted by the FDA. If any individual ingredient becomes subject to additional FDA regulation it could be replaced by a suitable substitute without material impact on the usefulness or marketability of the specific GeneLink or GeneWize product.
Privacy Protection and HIPAA
We are committed to meeting the ideals for confidentiality of individuals’ personal information as expressed in the Health Insurance Portability and Accountability Act of 1996 (HIPAA) and maintains strict confidentiality regarding clients’ identity and the security of their results.

Dermagenetics
We formed a subsidiary known as “Dermagenetics, Inc.” which has created and is distributing DNA UltraCustom™ skin cream, genetically designed to an individual’s needs, specifically to the spa industry. Currently, Dermagenetics is not actively marketing to the spa industry at this time.

DNA Banking
We have ceased marketing DNA banking services. The University of North Texas Health Science Center (the “Health Science Center”) will continue to store the DNA specimen for a 75 year period, for all existing clients who have sent in DNA for banking. Upon a client’s request, and payment of a retrieval fee, the stored DNA specimen can be retrieved and sent to a laboratory for testing. The Health Science Center is no longer obligated to receive and store any additional DNA specimens.
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
The business of manufacturing, distributing and marketing nutritional supplements and personalized skin care and skin health products is highly competitive. Many of our competitors are substantially larger and have greater financial resources with which to manufacture and market their products. The barriers to competition are low in these markets because the products are generally not protected by patents. Our ability to remain competitive depends on the successful introduction, marketing, promotion, and addition of new offerings to our product line.
ITEM 1A. RISK FACTORS
Our business and the value of our shares are subject to the risks described above and certain additional risks described below.
IF OUR FORMER CHIEF EXECUTIVE OFFICER PREVAILS WITH RESPECT TO HIS LITIGATION AGAINST US, WE MAY NOT BE ABLE TO PAY ANY JUDGMENT AND COULD BE FORCED TO CEASE OUR OPERATIONS.
As more fully described above under “Description of Our Business — Recent Events”, our former Chief Executive Officer has brought a third action against us.
On October 14, 2005, we terminated the employment of John R. DePhillipo, our former Chief Executive Officer and President. In November 2005, Mr. DePhillipo brought suit against us alleging, among other things, that he was terminated without cause, that we breached the terms of his employment agreement and that he was entitled to receive back salary and at least $1,500,000 of salary throughout the remainder of the term set forth in such employment agreement. We denied such allegations and brought counterclaims against Mr. DePhillipo alleging that Mr. DePhillipo was terminated for cause, that Mr. DePhillipo breached his fiduciary duty to us and alleging breach of fiduciary duty, conversion, negligent misrepresentation, unjust enrichment and fraud. We settled this case in May 2008 and each party executed general releases in June 2008. In August 2008, John and Maria DePhillipo brought another action against us and certain of our officers, directors and advisors alleging among other things that we and our officers, directors and advisors fraudulently and negligently induced Mr. DePhillipo to settle the previous matter and to cause him and his family to sell the shares of our common stock held by them at a price of $0.06 per share in accordance with the terms of the settlement reached in May 2008. If John and Maria DePhillipo prevail in this litigation and obtain a judgment against us for all or any substantial portion of their claim against us or our officers, directors or advisors (as we have agreed to indemnify such officers, directors and advisors), it is likely that we will not be able to pay any such judgment and may be forced to cease operations. In such event, it is unlikely that our shareholders would receive any distributions if we were forced to cease operations and liquidate.
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
THE GLOBAL ECONOMIC DOWNTURN COULD RESULT IN A REDUCED DEMAND FOR OUR PRODUCTS AND INCREASED VOLATILITY IN OUR STOCK PRICE.
Uncertainty about current and future economic conditions may cause consumers to reign in their spending generally, the impact of which may be that they stop or delay their purchases of our genetic tests and consumer products. If these general economic conditions persist or continue to worsen, our future operating results could be adversely affected, particularly relative to our current expectations. In addition, reduced consumer spending may drive us and our competitors to offer additional products at promotional prices, which would have a negative impact on gross profit. A continued softening in consumer sales may adversely affect our industry, business and results of operations.

Additionally, due to the weak economic conditions and tightened credit environment, some of our distributors may not have the same purchasing power, leading to lower purchases of our products for placement into distribution channels. Consequently, demand for our products could be materially different from expectations, which could negatively affect our results of operations and cause our stock price to decline.
In addition, financial market volatility or credit market disruptions may limit our access to capital and may also negatively affect our customers’ and our vendors’ ability to obtain credit to finance their businesses on acceptable terms. As a result, our customers’ needs and ability to purchase our products may decrease, and our vendors may increase their prices, reduce their output or change their terms of sale. Any inability of customers to pay us for our products, or any demands by vendors for different payment terms, may adversely affect our operations and cash flow.
Declining economic conditions may also increase our costs. If the economic conditions do not improve or continue to deteriorate, our results of operations or financial condition could be adversely affected.
CHANGES IN CREDIT CARD ASSOCIATION AND DEBIT NETWORK FEES OR PRODUCTS COULD INCREASE COSTS OR OTHERWISE LIMIT OUR OPERATIONS.
From time to time, credit card associations and debit networks increase the organization and/or processing fees (known as interchange fees) that they charge. It is possible that competitive pressures will result in our absorbing a portion of such increases in the future, which would increase its operating costs, reduce our profit margin and adversely affect our business, operating results and financial condition.
INCREASED HOLDBACKS BY CREDIT CARD PROCESSORS MAY ADVERSELY AFFECT OUR CASH FLOW AND FINANCIAL CONDITION.
Due to the current global credit crisis, some of the companies that process our credit card transactions have increased and may continue to increase the amount that they keep in reserve as holdbacks. Holdbacks are the portion of the revenue from a credit card transaction that is held in reserve by the credit card processor to cover possible disputed charges, chargeback fees, and other expenses. After a predetermined time or upon reaching levels of reserves deemed sufficient, holdbacks are returned to us. In our case, a majority of the funds that we receive from consumers, including all of our revenues from recurring monthly sales, are received from credit card transactions. If the holdback percentage on credit card transaction increases, the percentage that we receive upon processing the credit card transaction decreases. Although we are entitled to receive any remaining holdback amount after a designated period of time, any increase in the holdback percentage would result in a delay in our receiving the full proceeds from the sales of our products and services. This will adversely affect our cash flow and financial condition.

GENELINK AND ITS SUBSIDIARIES MAY BECOME AFFECTED BY LAWS, GOVERNMENTAL REGULATIONS, ADMINISTRATIVE DETERMINATIONS, COURT DECISIONS AND SIMILAR CONSTRAINTS WHICH COULD MAKE COMPLIANCE COSTLY AND SUBJECT GENELINK AND ITS SUBSIDIARIES TO ENFORCEMENT ACTIONS BY GOVERNMENTAL AGENCIES.
The marketing and performing of genetic testing and the formulation, manufacturing, packaging, labeling, holding, storage, distribution, advertising and sale of nutritional and skin care products are affected by extensive laws, governmental regulations and policies, administrative determinations, court decisions and similar constraints at the federal, state and local levels. There can be no assurance that GeneLink, its subsidiaries or its independent distributors will be in compliance with all of these regulations. A failure by GeneLink, its subsidiaries or its distributors to comply with these laws and regulations could lead to governmental investigations, civil and criminal prosecutions, administrative hearings and court proceedings, civil and criminal penalties, injunctions against product sales or advertising, civil and criminal liability for GeneLink or its subsidiaries, bad publicity, and tort claims arising out of governmental or judicial findings of fact or conclusions of law adverse to GeneLink or its subsidiaries. In addition, the adoption of new regulations and policies or changes in the interpretations of existing regulations and policies may result in significant new compliance costs or discontinuation of product sales and may adversely affect the marketing of our products, resulting in decreases in revenues.
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
In 2003, the FDA proposed a new regulation to require current Good Manufacturing Practice guidelines (“CGMPs”) in the manufacture, packing, holding, and distribution of nutritional supplements. The proposed rules would establish minimum standards that must be met by all companies that manufacture, package, and hold nutritional supplements in the United States. Violation of those standards would render the products in question presumptively adulterated and unlawful to sell. The proposed CGMPs would require manufacturers to follow procedures that would track nutrients from source to finished product, test nutrients for identity, purity, quality, strength, and composition at each stage of production, and record full compliance with specific regulations governing production, manufacture, and holding of nutritional supplements. We expect that the CGMPs will increase GeneWize’s product costs by requiring its various contract manufacturers to expend additional capital and resources on quality control testing, new personnel, plant redesign, new equipment, facilities placement, recordkeeping and ingredient and product testing. The FDA and some state agencies invite the public to complain if they experience any adverse effects from the consumption of nutritional supplements. These complaints may be made public. Regardless of whether complaints of this kind are substantiated or proven, public release of complaints of this type may have an adverse effect upon public perception of GeneLink and its subsidiaries, the quality of their products or the prudence of taking their products. Changes in consumer attitudes based on adverse event reports could adversely affect the potential market for and sales of products and make it more difficult to recruit and retain independent distributors and obtain endorsers.
WE ARE SUBJECT TO GOVERNMENT REGULATION, WHICH MAY SIGNIFICANTLY INCREASE OUR COSTS AND DELAY INTRODUCTION OF FUTURE PRODUCTS.
Changes in existing regulations at either the state or federal level could require advance regulatory approval of genetic risk assessment tests, resulting in a substantial curtailment or even prohibition of our activities without regulatory approval. If our genetic tests ever require regulatory approval, on either a state or federal level, then the costs of introduction may increase or marketing and sales of products may be significantly delayed. In September 2006, the FDA issued draft guidelines pursuant to which it would require pre-market review of certain types of genetic tests. Although we do not think that our genetic tests are covered by the draft guidelines, the FDA is currently evaluating and could assert pre-market review of all types of genetic tests.
WE HAVE A HISTORY OF LOSSES AND MAY HAVE CONTINUED LOSSES FOR THE FORESEEABLE FUTURE.
We commenced operations in 1994. We have incurred significant losses to date and revenues have been limited. Our expenses have exceeded revenues in each year since inception. Given planned levels of operating expenses, we may continue to incur losses for the foreseeable future. Our accumulated deficit as of December 31, 2008 was $15,285,207. Our expenses historically have consisted principally of research and development, salaries and for general and administrative expenses incurred while building its business infrastructure. We plan to increase operating expenses in anticipation of increasing revenues. If our revenue growth is slower than anticipated or operating expenses exceed expectations, our losses will significantly increase. Even if we were to achieve profitability, it may not be able to sustain or increase profitability on a quarterly or annual basis.
OUR BUSINESS CURRENTLY DEPENDS PRIMARILY ON THE SUCCESS OF PRODUCT SALES AND OUR TECHNOLOGY LICENSING PROGRAM, WHICH IF UNSUCCESSFUL, WILL THREATEN OUR SURVIVAL.
An element of our current business strategy is to enter into licensing arrangements with companies to manufacture products incorporating our technologies. We face challenges in entering into new license agreements. During discussions with potential licenses, significant negotiation issues arise from time to time. We can not be assured that prospective licensees will be persuaded during negotiations to enter into a license agreement with us, either at all or on terms acceptable to us. In addition, the existence of our subsidiaries could be seen by potential licensing partners as competition to their plans.
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
If one or more of our licensees fail to pursue the development or marketing of these products as planned, our revenue and profits could be adversely affected. We do not control the timing and other aspects of the development or commercialization of products incorporating our licensed technologies because our licensees may have priorities that differ from ours or their development or marketing efforts may be unsuccessful, resulting in delayed or discontinued products. Hence, the amount and timing of royalty payments received by us will fluctuate, and such fluctuations could have a material adverse effect on our business, financial condition and results of operations.
The addition of our GeneWize subsidiary has offered us an additional strategy of product development and direct-to-market sales opportunities. While it has seen a high interest and response to its initial offerings, its ability to retain affiliates and customers has yet to be tested for any significant period. Critical to its success is the conversion of initial sales into recurring revenue of product sales of its nutritional and skin products. GeneWize’s sales history is too abbreviated to determine accurately a conversion rate for recurring revenues. Because of the short operating history, any forecasts and assurance of future revenues continue to be less than certain. As a result of its initial demand, GeneWize has increased operating expenses in order to serve the initial influx of affiliates and customers. This increase in overhead creates significant additional demands on the cash flows of the Company which if not accompanied by corresponding continued increase in sales could materially impact the financial condition of the Company.
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
WE EXPECT FUTURE DILUTION TO SHAREHOLDERS AND INVESTORS.
We believe it is likely that we will be required to raise additional amounts to fund future operations. If additional funds are raised through issuing equity securities or debt securities convertible into equity, dilution to shareholders may occur. In addition, if our former Chief Executive Officer and his wife prevail in their outstanding litigation against us, we may be forced to reissue as much as 3,953,000 shares to them.
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
WE ARE DEPENDENT ON A LIMITED NUMBER OF INDEPENDENT SUPPLIERS, LABORATORIES AND MANUFACTURERS OF OUR PRODUCTS.
We rely entirely on a limited number of third parties to supply and manufacture our products and to perform laboratory tests on our behalf. Our manufacturers produce our products on a purchase order basis only and can terminate their relationships with us at will. These third parties may be unable to satisfy our supply requirements, perform our laboratory tests, and manufacture our products on a timely basis, fill and ship our orders promptly, provide services at competitive costs or offer reliable products and services. The failure to meet of any of these critical needs would delay or reduce product shipment and adversely affect our revenues, as well as jeopardize our relationships with our independent distributors and customers. In the event any of our third party suppliers, manufacturers or laboratories were to become unable or unwilling to continue to provide us with services and products in required volumes and at suitable quality levels, we would be required to identify and obtain acceptable replacement sources. There is no assurance that we would be able to obtain alternative sources on a timely basis. An extended interruption in the supply of our products would result in decreased product sales and our revenues would likely decline. We believe that we can meet our current supply, laboratory and manufacturing requirements with our current suppliers, laboratories and manufacturers or with available substitute suppliers, laboratories and manufacturers.
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
INTERRUPTIONS TO OR FAILURE OF OUR INFORMATION PROCESSING SYSTEMS MAY DISRUPT OUR BUSINESS AND OUR SALES MAY SUFFER.
We are dependent on our information processing systems to timely process customer orders, oversee and manage our distributor network and control our inventory, and for our distributors to communicate with their customers and distributors in their network. Interruptions to or failure of our information processing systems may be costly to fix and may damage our relationships with our customers and distributors, and cause us to lose customers and distributors. If we are unable to fix problems with our information processing systems in a timely manner our sales may suffer. In view of the unanticipated growth of GeneWize, many of our systems are either incomplete, insufficient, and/or in process of being developed and could prove to be insufficient, especially if we experience a large increase in business.
THE FAILURE TO RECRUIT, MAINTAIN AND MOTIVATE A LARGE BASE OF PRODUCTIVE INDEPENDENT DISTRIBUTORS COULD LIMIT GENEWIZE’S ABILITY TO GENERATE REVENUES.
GeneWize has entered into the direct sales business. To derive revenues, GeneWize will have to recruit and engage independent distributors. We cannot assure you that GeneWize will be successful in recruiting and retaining productive independent distributors, particularly since direct sales organizations usually experience high turnover rates of independent distributors. Typically, independent distributors can terminate their relationships at any time.
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
Adverse publicity concerning any actual or purported failure of GeneWize or its independent distributors to comply with applicable laws and regulations regarding product claims and advertising, good manufacturing practices, the regulation of its network marketing program, the licensing of GeneWize’s products for sale in its target markets or other aspects of its business, whether or not resulting in enforcement actions or the imposition of penalties, could have an adverse effect on the goodwill of GeneWize and could negatively affect its ability to attract, motivate and retain distributors, which would negatively impact its ability to generate revenue. We cannot ensure that all distributors will comply with applicable legal requirements relating to the advertising, labeling, licensing or distribution of its products.
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

ITEM 1B UNRESOLVED STAFF COMMENTS
     Not applicable
ITEM 2. PROPERTIES
     The Company leases its principal offices in Longwood, Florida. The lease is for a term of three (3) years, ending December 2010, and provides for monthly rental payments of $5,500.48.
ITEM 3. LEGAL PROCEEDINGS
Effective October 14, 2005, we terminated the employment of John R. DePhillipo, our former Chief Executive Officer and President and a former director. In 2005, Mr. DePhillipo commenced two lawsuits allegedly arising out of his termination by us for “cause,” as defined in his Employment Agreement with us.
In an Action filed in the United States District Court for the Eastern District of Pennsylvania, John R. DePhillipo v. Robert P. Ricciardi, Civil Action No. 05-5906, Mr. DePhillipo alleged that Dr. Ricciardi, a Director and Officer of the Company, (1) caused Mr. DePhillipo’s employment with us to be wrongfully terminated and therefore is personally liable for all severance owed Mr. DePhillipo, in the amount of at least $75,000; (2) was personally liable for Mr. DePhillipo’s unpaid back salary of $84,000 simply because Dr. Ricciardi is an officer and/or director of the Company; and (3) acted sufficiently maliciously to justify punitive damages being assessed against Dr. Ricciardi of $10,000,000. Counsel for Dr. Ricciardi entered an answer to this action and subsequently the action against Dr. Ricciardi was dismissed with prejudice against Mr. DePhillipo in March 2006.
In a separate Action filed by Mr. DePhillipo against us in November 2005 in the Superior Court of New Jersey, Law Division, Atlantic County, John R. DePhillipo v. GeneLink, Inc., Docket No. ATL-L-7479-05, Mr. DePhillipo alleged that his termination by us “for cause” was improper and therefore he was entitled to in excess of $1,500,000 in severance pay under the terms of an employment agreement, allegedly entered into effective January 1, 2005 (the “Employment Agreement”) and an additional $84,000 in accrued and unpaid compensation. We filed an Answer denying the material allegations of the Complaint and asserted a number of affirmative defenses. We filed counterclaims against Mr. DePhillipo for breach of fiduciary duty, conversion, negligent misrepresentation, unjust enrichment and fraud while Mr. DePhillipo served as our Chief Executive Officer, President and Chief Financial Officer. The counterclaims sought recovery in excess of that sought by Mr. DePhillipo in the Complaint.

Pursuant to the Settlement, on May 13, 2008 we and Mr. DePhillipo settled all issues, claims and counterclaims each may have with respect to the Action. Under the Settlement, we acquired 3,953,000 shares from Mr. DePhillipo and his family and paid Mr. DePhillipo and his family $0.06 per share, resulting in a purchase price of $237,180. Additionally, under the Settlement we paid Mr. DePhillipo $220,000. As part of the Settlement, we and Mr. DePhillipo delivered general releases to each other.
On August 12, 2008, in an Action filed in the Philadelphia Court of Common Pleas, DePhillipo, et.al. v. GeneLink, Inc. t/a GeneLink Biosciences, Inc., et. al., Philadelphia County Court of Common Pleas, August Term 2008 No. 1128, Mr. DePhillipo and Maria DePhillipo, his spouse, filed suit against the Company, GeneWize and certain of the Company’s officers, directors and advisors. Mr. and Mrs. DePhillipo allege, among other things, that the Company and certain of these officers, directors and/or advisors fraudulently and/or negligently conspired to induce Mr. DePhillipo to enter into the Settlement and to cause Mr. and Mrs. DePhillipo to sell their shares of the Company’s common stock to the Company, that the Company and its counsel fraudulently and negligently misrepresented the Company’s financial condition to induce Mr. DePhillipo to enter into the Settlement and to cause Mr. and Mrs. DePhillipo sell their shares of the Company’s common stock, and that the Company failed to timely disclose information concerning the formation and operation of GeneWize. Mr. and Mrs. DePhillipo seek approximately $20 million in damages based upon an alleged value of the Company’s common stock of $5.00 per share. They also seek rescission of the Settlement and thus the return of the 3,953,000 shares of the Company’s common stock sold by them to us pursuant to the Settlement.
We have agreed to indemnify our offices, directors and advisors who have been named as defendants in the Action and will be liable for any costs or expenses incurred by or judgments entered against such defendant.
On October 1, 2008, the Company, as well as all of the other defendants, moved to dismiss the Action in its entirety through the filing of preliminary objections. These preliminary objections are currently pending before the court.
We and our Board of Directors deny the claims set forth in the Action and are vigorously defending the baseless claims made by Mr. and Mrs. DePhillipo.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     None.

PART II

ITEM 5.	MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.
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

2008	High	Low
1st Quarter	$0.12	$0.07
2nd Quarter	0.53	0.07
3rd Quarter	0.56	0.22
4th Quarter	0.35	0.10

2007	High	Low
1st Quarter	$0.07	$0.05
2nd Quarter	0.11	0.04
3rd Quarter	0.20	0.09
4th Quarter	0.21	0.08
     As of March 16, 2009, there were 171 holders of record of the Company’s Common Stock. The Company has never paid dividends and does not anticipate paying any dividends in the future. The Company anticipates that it will retain all future revenues for working capital purposes.
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

EQUITY COMPENSATION PLAN INFORMATION

Number of
securities remaining
available for future
	Number of		issuance under
	securities to be		equity
	issued upon exercise	Weighted-average	compensation plans
	of outstanding	exercise price of	(excluding securities
	options, warrants	outstanding options	reflected in column
	and rights	warrants and rights	(a))
Plan Category	(a)	(b)	(c)

Equity compensation plans approved by security holders[1]	5,850,000	$0.19	150,000

Equity compensation plans not approved by security holders	10,437,499	$0.21	0

Total	16,287,499	$0.20	150,000

[1]	Granted pursuant to the Company’s 2007 Stock Option Plan
RECENT SALES OF UNREGISTERED SECURITIES.
     In November 2008, the Company issued a private placement memorandum for up to $1,000,000 of stock at a price of $0.10 per share. Through December 31, 2008, the Company received $853,500 in gross proceeds and issued 8,535,000 shares of Common Stock pursuant to such private placement memorandum.
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
     During the year ended December 31, 2007, the Company issued $137,500 principal amount of convertible secured promissory notes and issued 687,500 shares of restricted Common Stock in connection with the issuance of the notes.
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
ITEM 6 SELECTED FINANCIAL DATA
     Not applicable.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
You should read the following discussion and analysis in conjunction with our consolidated financial statements and related notes in Item 8 in this Annual Report on Form 10-K.
Overview
2008 was a landmark year for the Company. The vision of being a leader in genetically-guided health, beauty and wellness products leapt forward with the launch of GeneWize and its LifeMap Nutritional Supplement. Revenues generated in the third quarter of 2008 alone exceeded revenues from all prior years combined, although some of this revenue was not recognized until later in 2008. We finished the year having performed more than 10,000 DNA tests and had over 13,000 people enroll as independent affiliates telling others about the LifeMap product.
The tremendous unexpected response to our new offering put significant strain on our systems and service providers as well as our capital requirements for inventory and infrastructure. We ended the year raising an additional $853,000 toward those ends. That private placement effort continues into 2009 with an additional $565,000 in private-placement stock sales and $1,200,000 in convertible debt raised in 2009 through the date of this filing. We believe the success in raising capital in a dismal economy and financial environment supports the vision of the future of nutrigenomics and personalization in the health, wellness and beauty products.
Results of Operations
     COMPARISON OF FISCAL YEAR ENDED DECEMBER 31, 2008 TO FISCAL YEAR ENDED DECEMBER 31, 2007.
Assets
The Company’s assets increased by $1,161,402 due largely to increases in inventory and accounts receivable resulting from operations. Inventory increased by $735,869 and consists primarily of raw materials products for the custom nutritional products sold by GeneWize. Inventory was higher that anticipated due to delays in realizing recurring revenues, as more fully described below in “Revenues” below. Receivables, which increased by $678,238, are largely amounts pending from credit card companies for product sales, as well as receivables for DNA testing services from licensees. In addition to inventory and receivables, the Company invested in capital equipment to support operations. Property and equipment increased by $243,508, net of depreciation. These increases in assets were offset by a $537,174 decrease in cash.
Liabilities
The Company’s liabilities increased by $1,393,839 due to payables created from operations of GeneWize and its related impact on GeneLink’s DNA testing operations. In addition to general payables, accrued expenses include commissions payable of $128,664 and $150,000 in guarantee expenses accrued for an event contract. The Company also has recognized deferred royalty revenue of $163,033 from its contract with Solgar. Offsetting the increase in operating liabilities was the retirement through conversion of $487,968 of long term convertible debt.
Equity
The Company raised additional funds through two efforts during the year. In April 2008 the Company made an offer of a reduced warrant exercise price to warrant holders to incentivise cash exercises and provide funding to meet the cash required to complete the Settlement with our former CEO. Additionally, at the end of the year, the Company pursued a private placement of shares which, through December 31, 2008 had raised an additional $853,500 and resulted in the issuance of 8,535,000 additional shares at $.10. Private placement efforts continue into 2009 with an additional $565,000 in private-placement stock sales and $1,200,000 in convertible debt raised in 2009 through the date of this filing.
Revenues
The Company saw its nominal licensing and testing revenues continue in 2008, but the dramatic increase in revenues, from $97,744 in 2007 to $6,377,443 in 2008, is attributable to the launch of GeneWize. Initial sales generated by GeneWize were very strong, driven by the unique offering of a personalized and customized product providing genetically-guided nutrition. By the August 2008 launch date over 5,000 affiliates had signed on.
The growth in GeneWize revenues slowed substantially when, shortly after the August 2008 launch, (a) our former CEO filed a complaint against the Company seeking to undo the Settlement and seeking approximately $20,000,000, and (b) California and New York imposed more stringent requirements regarding our DNA testing. The complaint filed by our former CEO, initiated nine days after the launch conference, created substantial concern in the distribution channel and disrupted momentum from the conference. In addition to the litigation, the noted regulatory requirements all but shut down the critical California and New York markets while we worked on getting compliant under the newly promulgated rules. Additionally, the huge initial response overwhelmed our initial lab capacity. As a result, DNA testing and the commensurate beginning of recurring revenues from monthly resales was delayed.

While we recognized substantial revenues in the fourth quarter of 2008, $2,453,434 represented gross deferred revenues from the third quarter of 2008 which were realized in the fourth quarter of 2008 as we caught up in testing and shipping product. Gross revenues in GeneWize from recurring sales for the year totaled $808,921.
Cost of Goods Sold
Cost of Good Sold also increased dramatically, from $70,809 in 2007 to $1,812,488 in 2008, with the launch of GeneWize and its proprietary nutritional supplement. Costs include laboratory costs, LifeMap ingredients, processing, packaging and outbound shipping related to the products.
Expenses
Expenses increased due to the launch of our GeneWize subsidiary. The most significant expense item is customer acquisition and sales commissions paid to sales affiliates totaling $3,106,062. Overall commissions were approximately 49% of GeneWize’s sales for 2008. This number is higher than we expect going forward due to the fact that most of the sales in this initial period included a ‘first order’ bonus commission. As recurring and subsequent sales build, the impact of first-order commissions will be reduced as it is averaged with the normal commissions from recurring revenues. Additionally, in 2008 the Company moved its headquarters to a new leased facility in Longwood, Florida, hired 29 additional staff for management and customer service, began leasing and customizing proprietary software for infrastructure and incurred significant conference and event costs, all leading to increases in selling, general and administrative costs. Furthermore, the Company incurred significant legal costs in 2008 in defending itself from litigation brought against it by its former CEO.
Losses
The Company continued to incur an operating loss, largely related to startup and early-stages costs related to the launch of GeneWize and its sales, marketing and operating costs. In addition to general operating losses, the Company incurred significant legal costs in 2008 in defending itself from litigation brought against it by its former CEO. The Company incurred $229,025 of Other Expenses that were financing-related, resulting from converting debt issued in the prior year. Losses increased from $1,560,624 in 2007 to $2,603,509 in 2008. Of those losses, $363,400 and $384,081 respectively, resulted from non-cash charges relating to the granting of options and warrants in those years.
COMPARISON OF FISCAL YEAR ENDED DECEMBER 31, 2007 TO FISCAL YEAR ENDED DECEMBER 31, 2006.
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

Liabilities. The Company’s liabilities decreased from $1,407,784 at December 31, 2006 to $1,190,457 at December 31, 2007, a decrease of $217,327. This decrease in liabilities was primarily due to a decrease in accrued compensation from $710,323 at December 31, 2006 to $144,168 at December 31, 2007, a decrease of $566,155, relating to a decrease in $662,617 of accrued compensation owed to an officer and director of the Company. This decrease in liabilities was partially offset by an increase in convertible secured promissory notes payable, net of debt issuance and stock conversion discounts, from $298,390 at December 31, 2006 to $487,968 at December 31, 2007, an increase of $189,578, as Company issued $380,000 principal amount of convertible secured promissory notes in 2007 and note holders converted $229,253 of notes into common stock of the Company in 2007; and an increase in accounts payable and accrued expenses from $365,590 at December 31, 2006 to $439,399 at December 31, 2007, an increase of $73,809. The $487,968 and $298,390 amount of convertible secured notes payable reflected on the balance sheets as of December 31, 2007 and 2006, respectively, are net of debt issuance costs and stock conversion discounts. The outstanding amount of convertible secured notes payable as of December 31, 2007 and 2006 was $832,269 and $827,890, respectively.
Losses. The Company incurred an operating loss of $1,265,487 for the fiscal year ended December 31, 2007, as compared to an operating loss of $793,576 for the fiscal year ended December 31, 2006, an increase of $471,911. This increase in operating losses was primarily due to the incurring of $363,400 of expenses in connection with grants of options and warrants to officers and directors during the year ended December 31, 2007; an increase in professional fees from $173,590 for the year ended December 31, 2006 to $346,148 for the year ended December 31, 2007, an increase of $172,558, which increase relates to costs incurred in connection with the litigation brought against the Company by its former chief executive officer; and the decrease in gross profits from $110,253 for the year ended December 31, 2006 to $26,935 for the year ended December 31, 2007.
Revenues. The Company’s total operating revenues for the fiscal year ended December 31, 2007 were $97,744 as compared to $175,674 for the fiscal year ended December 31, 2006, a decrease of $77,930. The Company saw licensing and testing revenues continue in 2008, but the dramatic increase in revenues, from $97,744 in 2007 to $6,377,443 in 2008, came from the launch of GeneWize. Initial sales in the GeneWize subsidiary were very strong, driven by the unique offering of a mass-customization model providing genetically-guided nutrition. By the August 2008 launch date over 5,000 affiliates had signed on.
Expenses. Total expenses for fiscal year ended December 31, 2007 were $1,658,368, as compared to $969,250 for the fiscal year ended December 31, 2006, an increase of $689,118. Selling, general and administrative expenses increased from $476,539 for the year ended December 31, 2006 to $1,268,022 for the year ended December 31, 2007, an increase of $791,483. This increase in selling, general and administrative expenses is primarily due to the incurring of $363,400 of expenses in connection with grants of options and warrants to officers and directors during the year ended December 31, 2007, and an increase in professional fees from $173,590 for the year ended December 31, 2006 to $346,148 for the year ended December 31, 2007, an increase of $172,558, which increase relates to costs incurred in connection with the litigation brought against the Company by its former chief executive officer.

Segment Operating Results
The following table sets forth the net revenues, operating expenses and pre-tax earnings of our segments for the year ended December 31, 2008:

	GeneLink	Dermagenetics	GeneWize Life
	Inc.	Inc.	Sciences, Inc.
Net Revenues	$291,206	$29,738	$6,056,499
Operating expenses	1,973,028	40,113	6,980,049
Other income	12,238	—	—
Pre-tax earnings (loss)	(1,669,584)	(10,375)	(923,550)
     The following table sets forth the net revenues, operating expenses and pre-tax earnings of our segments for the year ended December 31, 2007:

	GeneLink	Dermagenetics
	Inc.	Inc.
Net Revenues	$30,458	$67,286
Operating expenses	1,479,300	190,648
Other income	10,956	624
Pre-tax earnings (loss)	(1,437,886)	(122,738)
Liquidity and Capital Resources
For 2008, the Company’s primary liquidity requirement was the funding of the Company’s sales and marketing efforts, funding improvements in the Company’s infrastructure and the payment of past obligations of the Company. While the Company has been successful at raising needed funds during the year, the complaint filed in August 2008 by our former CEO against the Company has had a negative impact, both direct and indirect, on the Company’s ability to raise capital. The direct impact reflects concerns by investors and potential investors over the Company’s future in the face of a $20,000,000 complaint. In addition, those concerns in the general public market impacted our stock price. The negative pressure on our stock price influenced the offering price on subsequent private offerings and created greater dilution from the offerings as well.
Subsequent to year end, in January 2009 the Company sold an additional 5,650,000 shares of restricted Common Stock of the Company at a purchase price of $0.10 per share pursuant to a continued Confidential Private Offering Memorandum, and received an aggregate gross amount of $565,000.

On February 26, 2009, the Company issued to an accredited investor $1,000,000 principal amount of Convertible Notes and issued 1,500,000 Warrants to acquire shares of Common Stock at an exercise price of $0.11 per share in connection therewith. The Warrants are exercisable on or after August 26, 2009 and on or before February 26, 2014. In March 2009, the Company issued an additional $200,000 of notes and issued 300,000 additional warrants in connection therewith. The Convertible Notes mature on February 26, 2014 and bear interest at the rate of 8% per year through February 26, 2011 and thereafter bear interest at the rate of 10% per year. The Convertible Notes may not be prepaid without the approval of the holders of the Convertible Notes. The Convertible Notes are convertible at the option of the holders of the Convertible Notes upon the earlier to occur of (a) August 26, 2009 or (b) the adoption and filing of an amendment to increase the capitalization of the Company to at least 175,000,000 shares of Common Stock (the “Initial Conversion Date”). Additionally, the Convertible Notes are exercisable at the option of the holders of the Convertible Notes at any time upon the occurrence of a Change in Control Event (as defined in the Convertible Notes). A mandatory conversion of the Convertible Notes will occur if after the Initial Conversion Date the closing price of the Common Stock of the Company is at least $0.50 per share for 30 consecutive trading days. The conversion price for the Convertible Notes is $0.10 per share, subject to adjustment in the event of a stock split, combination, reclassification, reorganization or similar event.
Cash and Cash Equivalents.
On December 31, 2008, the Company’s cash and cash equivalents amounted to $435,197 as compared to $972,371 at December 31, 2007, a decrease of $537,174. This decrease resulted from a net use of cash from operations due to early stage operations of GeneWize. During 2008, the Company’s operating activities utilized $1,450,900 as compared to utilizing $705,086 in 2007, an increase of $745,814. Cash utilized during these periods resulted from the Company’s net losses for such periods, payment of litigation expenses and the Settlement, and the payment of accounts payable.
Investing activities utilized $281,408 in 2008, as compared to utilizing $90,827 in 2007. Financing activities provided $1,195,134 in 2008, as compared to $1,618,589 in 2007, primarily through the issuance of 8,535,000 of shares of common stock, less $46,580 of cash costs associated with such issuances and the exercise of warrants whose net proceeds provided $706,989.
The Company believes that it needs approximately $2.5 million of working capital to fund the Company’s sales and marketing efforts and infrastructure improvement and to pay existing obligations for the balance of 2009. In 2009, through the date of this filing, the Company has raised approximately $1.8 million of this amount. If the Company cannot obtain the balance of this required financing, it is unlikely that the Company will be able to fully implement its business plan.
Critical Accounting Policies
Stock options:
The Financial Accounting Standards Board has issued SFAS No. 123R, which defines a fair value based method of accounting for an employee stock option and similar equity instruments and encourages all entities to adopt that method of accounting for all of their employee stock compensation plans. However, it also temporarily allowed an entity to continue to measure compensation cost for those plans using the method of accounting prescribed by Accounting Principles Board Opinion No. 25 (APB 25). Entities electing to remain with the accounting in APB 25 must make proforma disclosures of net income (loss) and, if presented, earnings (loss) per share, as if the fair value based method of accounting defined in SFAS 123R had been adopted. As required, the Company has adopted SFAS No. 123R for the years ended December 31, 2008 and 2007.
Intangible assets and amortization of patents:
Legal and professional fees and expenses in connection with the filing of patent and trademark applications have been capitalized and are amortized over fifteen years on a straight-line basis. The Company has filed for and has patents pending in the USA and foreign countries on its method of DNA gathering. The Company has a registered trademark for its names, logos, and other proprietary products and “branding” terms. The Company also filed for and has patents pending on its three proprietary genetic indicator tests and has received a patent in Australia regarding its Oxidative Stress Profile.
Revenue and cost recognition
GeneLink receives separate fees for the kits and for lab services. Upon entering into a distribution arrangement with GeneLink, a distributor will order kits at a price negotiated between GeneLink and the distributor. Upon the distributor receiving from a customer of such distributor an order for the underlying genetically guided skin care or nutrition product that the distributor is selling, a sample of the customer’s DNA will be obtained and the kit will be sent to the lab for analysis. At that time the distributor will be charged an agreed upon price for the lab services. This is in addition to the price of the kits.
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
Revenue from distributor sales and marketing kits is recognized when there is persuasive evidence of an arrangement, delivery has occurred and title and risk of loss have transferred to the customer, the sales price is determinable and collectability is reasonably assured. To the extent that kits have been received from distributors but the related products or services have not been fully delivered, recognition of all related revenue is deferred. Consistent with its return policy, the Company recognizes revenues from the sales of products immediately upon shipment and transfer of title. It offers no returns but allows for refunds on a genetically customized product for the first 90 days after an initial order as a ‘trial’ period. No refunds are offered on genetic assessments, marketing materials, non-customized products or on customized products beyond 90 days of initial order unless it constitutes the correction of a billing error.
Allowance for sales returns and allowances:
The Company predominantly sells customized products and ships on an as-requested basis. As a consequence of customization, there is no resulting finished product inventory at the Company or any affiliate or distributor location for which to accrue returns allowance. The Company did maintain an inventory for sale of some marketing and sales materials for separate resale, but the amounts were immaterial. The Company does provide a refund policy, only on customized product, for up to 90 days.
The Company analyzes sales returns in accordance with SFAS No. 48, Revenue Recognition When Right of Return Exists. The Company is able to make reasonable and reliable estimates based on its history. The Company also monitors the buying patterns of the end-users of its products based on sales data received. The Company reviews its estimated product allowances based on historical refunds of its customers. The Company believes that this analysis creates appropriate estimates of expected future returns.
Accounts receivable
Accounts receivable include amounts due from credit card service partners, including any holdbacks or reserves, and to a lesser degree trade accounts receivable. A provision may be made for estimated bad trade debts based on management’s estimate of the amount of possible credit losses in the Company’s existing trade accounts receivable. As of December 31, 2008 and 2007, the Company has not recorded any reserve for bad debts from trade or credit receivables.
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

Evaluation of liability in respect of litigation and regulatory proceedings is determined on a case-by-case basis and represents an estimate of probable losses after considering among other factors, the progress of each case, our experience and the experience of others in similar cases, and the opinions and views of legal counsel. Given the inherent difficulty of predicting the outcome of our litigation matters, particularly in cases in which claimants seek substantial or indeterminate damages, we cannot estimate losses or ranges of losses for cases where there is only a reasonable possibility that a loss may have been incurred. See “Legal Proceedings” in Part I, Item 3 of the Annual Report on Form 10-K for information on our judicial, regulatory and arbitration procedures.
ITEM 7A QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Any long-term notes the Company has issued for financing have had fixed interest rates. As a result, our exposure to market risk caused by fluctuations in interest ratio is minimal. Our investments have short-term maturities and we do not believe that a change in market rates would have a significant negative impact on the value of our interests.
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTS
INDEX TO FINANCIAL STATEMENTS

Page

Report of Independent Registered Public Accounting Firm	35

Financial Statements

Consolidated Balance Sheets	36-37
Consolidated Statements of Operations	38
Consolidated Statements of Changes in Stockholders’ Equity (Deficiency)	39
Consolidated Statements of Cash Flows	40-41
Notes to Consolidated Financial Statements	42-62

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
GeneLink, Inc. and Subsidiaries
Longwood, Florida
          We have audited the accompanying consolidated balance sheets of GeneLink, Inc. and Subsidiaries as of December 31, 2008 and 2007, and the related consolidated statements of operations, changes in stockholders’ equity (deficiency) and cash flows for the years then ended. These financial statements are the responsibility of the Companies’ management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
          In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of GeneLink, Inc. and Subsidiaries as of December 31, 2008 and 2007, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.
          The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 12 to the financial statements, the Company has suffered recurring losses from operations which raises substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters also are described in Note 12. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.
/s/ Buckno, Lisicky & Company
Allentown, Pennsylvania
March 30, 2009

GENELINK, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
December 31, 2008 and 2007
ASSETS

	2008	2007
CURRENT ASSETS
Cash and cash equivalents	$435,197	$972,371
Accounts receivable	713,565	35,327
Inventory	739,515	3,646
Prepaid expenses	53,688	11,273

Total current assets	1,941,965	1,022,617

PROPERTY AND EQUIPMENT	281,984	38,476

OTHER ASSETS	321,277	322,731

Total assets	$2,545,226	$1,383,824

See Notes to Consolidated Financial Statements

GENELINK, INC. AND SUBSIDIARIES
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIENCY)
December 31, 2008 and 2007

	2008	2007

CURRENT LIABILITIES
Current maturity of long-term debt	$60,269	$0
Accounts payable and accrued expenses	2,034,322	$439,399
Accrued compensation	218,664	144,168
Deferred revenue	161,727	100,922
Loans payable	18,000	18,000

Total current liabilities	2,492,982	702,489

Convertible secured promissory notes payable, net of debt issuance and stock conversion discounts	0	487,968

Total liabilities	2,492,982	1,190,457

STOCKHOLDERS’ EQUITY (DEFICIENCY)
Common stock, par value $0.01 per share; authorized:
125,000,000 and 75,000,000 shares as of December 31, 2008 and 2007, respectively; issued: 104,561,291 and 66,673,591 shares as of December 31, 2008 and 2007, respectively; outstanding: 100,202,132 and 66,267,422 shares as of December 31, 2008 and 2007, respectively	1,045,613	666,736
Additional paid in capital	12,235,833	8,277,692
Stock warrants	2,608,240	4,245,692
Accumulated deficit	(15,285,207)	(12,681,698)
Treasury stock, 4,359,159 and 406,169 shares as of December 31, 2008 and 2007, respectively, at cost	(552,235)	(315,055)

Total stockholders’ equity (deficiency)	52,244	193,367

Total liabilities and stockholders’ equity (deficiency)	$2,545,226	$1,383,824

See Notes to Consolidated Financial Statements

GENELINK, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
Years Ended December 31, 2008 and 2007

	2008	2007

Revenues:	$6,377,443	$97,744

Cost of goods sold:	1,812,488	70,809

Gross profit	4,564,955	26,935

Expenses:
Selling, general and administrative	6,749,406	1,268,022
Research and development	48,950	24,400

	6,798,356	1,292,422

OPERATING LOSS	(2,233,401)	(1,265,487)

OTHER EXPENSES
Debt conversion costs	229,025	48,053
Amortization and depreciation	87,053	58,406
Interest expense	57,030	188,678

	370,108	295,137

NET LOSS BEFORE PROVISION FOR INCOME TAXES	(2,603,509)	(1,560,624)

PROVISION FOR INCOME TAXES	0	0

NET LOSS	$(2,603,509)	$(1,560,624)

Loss per share, basic and diluted:	$(0.03)	$(0.03)

Weighted average common shares and diluted potential common shares	82,530,959	48,117,402

See Notes to Consolidated Financial Statements

GENELINK, INC. AND SUBSIDIARIES
Consolidated Statements of Changes in Stockholders’ Equity (Deficiency)
YEARS ENDED DECEMBER 31, 2008 AND 2007

				ADDITIONAL
	COMMON STOCK		TREASURY	PAID IN	STOCK	ACCUMULATED
	SHARES	AMOUNT	STOCK	CAPITAL	WARRANTS	DEFICIT	TOTAL
Balance, December 31, 2006	41,739,000	$417,390	$(315,055)	$7,148,427	$3,011,009	$(11,121,074)	$(859,303)

Issuance of common stock and stock warrants related to convertible secured promissory notes	687,500	6,875	—	22,163	—	—	29,038
Conversion of secured promissory notes and accrued interest to common stock	5,093,024	50,931	—	203,722	—	—	254,653
Stock conversion discount related to convertible secured promissory notes	—	—	—	27,500	—	—	27,500
Issuance of common stock and stock warrants for fundraising services	68,750	688	—	(447,731)	447,043		—
Issuance of common stock and warrants pursuant to private placement offering	19,085,329	190,852	—	970,306	270,240	—	1,431,398
Issuance of stock warrants as payment of accrued compensation	—	—	—	508,617	154,000	—	662,617
Commissions paid for fundraising costs	—	—	—	(155,312)	—	—	(155,312)
Issuance of stock warrants for services					363,400	—	363,400
Net loss	—	—	—	—	—	(1,560,624)	(1,560,624)

	24,934,603	249,346	—	1,129,265	1,234,683	(1,560,624)	1,052,670

Balance, December 31, 2007	66,673,603	666,736	(315,055)	8,277,692	4,245,692	(12,681,698)	193,367

Purchase of treasury stock from former officer			(237,180)				(237,180)
Fair value of vested stock warrants					384,081		384,081
Conversion of secured promissory notes and accrued interest to common stock	17,640,813	176,408		705,633			882,041
Exercise of stock warrants	11,711,527	117,119		2,611,403	(2,021,533)		706,989
Common stock issued for cash, net	8,535,000	85,350		641,105			726,455
Net loss						(2,603,509)	(2,603,509)

	37,887,340	378,877	(237,180)	3,958,141	(1,637,452)	(2,603,509)	(141,123)

Balance, December 31, 2008	104,560,943	1,045,613	(552,235)	12,235,833	2,608,240	(15,285,207)	52,244

See Notes to Consolidated Financial Statements

GENELINK, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31, 2008 and 2007

	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(2,603,509)	$(1,560,624)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss on abandonment of leasehold improvements	0	62,420
Depreciation and amortization	87,053	58,406
Amortization of discounts on loans payable	240,844	140,196
Fair value of options granted for services	384,081	363,400
Changes in assets and liabilities:
Accounts receivable	(678,238)	(3,142)
Inventory	(735,869)	2,126
Prepaid expenses	(42,415)	3,148
Other assets	13,700	(44,801)
Deferred revenue	60,805	85,441
Accounts payable and accrued expenses	1,748,152	91,882
Accrued compensation	74,496	96,462

Net cash used in operating activities	(1,450,900)	(705,086)

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(244,393)	(6,633)
Patent acquisition costs	(37,015)	(84,194)

Net cash used in investing activities	(281,408)	(90,827)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from loans and notes payable	54,582	272,462
Proceeds from issuance of common stock and warrants, net	726,455	1,431,400
Purchase of treasury stock	(237,180)	0
Proceeds from exercise of stock warrants	706,989	0
Principal payments on capital lease obligations	(25,222)	0
Principal payments on note payable	(30,490)	0
Common stock issued for bridge loans conversion	0	70,038
Commissions paid for fundraising costs	0	(155,311)

Net cash provided by financing activities	1,195,134	1,618,589

See Notes to Consolidated Financial Statements

GENELINK, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31, 2008 and 2007

	2008	2007

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(537,174)	822,676

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	972,371	149,695

CASH AND CASH EQUIVALENTS, END OF PERIOD	$435,197	$972,371

SUPPLEMENTARY DISCLOSURES OF CASH FLOW INFORMATION
Cash payments for:
Interest:	$2,988	0

Non-cash financing transactions:
Stock options and warrants granted for services	$303,616	$363,400

Common stock and warrants granted for fundraising	$80,465	$450,731

Conversion of secured promissory notes into common stock	$487,968	$0
See Notes to Consolidated Financial Statements

GENELINK, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2008 AND 2007
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

GeneWize’s product offering in 2008 consisted of its foundational LifeMap Nutrition™ System. The LifeMap Nutrition™ System is the first comprehensive system of personalized (mass customized) nutritional supplement manufacturing based on genetic testing that measures single nucleotide polymorphisms (“SNPs”; pronounced “snips”) in DNA. GeneLink’s patented pending assessments, such as

GeneLink Healthy Aging Assessment™ and Oxidative Stress, form the foundation. Genetic test results drive a proprietary algorithm that generates a nutritional report linked to an individual “titration matrix.” In order to help compensate for any predicted deficiencies, “genetically selected ingredients” and nutrients (SNPboosts™, or “snip boosts”) are titrated and blended into the individual nutritional formulation. Thus, each customer’s product is individually customized and manufactured, just for that customer.

GeneWize, as a direct selling company, offers customers the opportunity to participate in selling and distributing the products to others and receive compensation for doing so. These independent marketing affiliates must agree to and comply with the company’s policies related to sales and distribution of product, particularly as it relates to product claims or, in the case of recruiting other affiliates, income potential. In return for creating sales and complying with appropriate policies and regulations, GeneWize provides commissions and incentives. It also provides internet ordering sites, business management tools, marketing materials, training and events in support of these affiliates.

Note 2.	Summary of Significant Accounting Policies

Principles of consolidation:

The consolidated financial statements include the accounts of the Company and its Subsidiaries, each of which are wholly owned. All significant intercompany accounts and transactions have been eliminated in the consolidation.

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

Cash and cash equivalents:

Highly liquid debt instruments purchased with a maturity of three months or less are considered to be cash equivalents. At times, cash and cash equivalents may exceed insured limits. The Company also maintains certain cash balances with Fifth Third Bancorp, which is FDIC insured up to $250,000.

Property and equipment:

Property and equipment are stated at cost. Expenditures for maintenance and repairs are charged against operations. Renewals and betterments that materially extend the life of the assets are capitalized. Depreciation is computed using the straight-line method over the estimated useful lives of 5 to 39 years of the related assets.

Revenue and cost recognition:

GeneLink receives separate fees for the kits and for the lab services. Upon entering into a distribution arrangement with GeneLink, a distributor will order kits at a price negotiated between GeneLink and the distributor. Upon the distributor receiving from a customer of such distributor an order for the underlying genetically guided skin care or nutrition product that the distributor is selling, a sample of the customer’s DNA will be obtained and the kit will be sent to the lab for analysis. At that time the distributor will be charged an agreed upon price for the lab services. This is an addition to the price of the kits.

The price of each of the kits and the lab services come about through arms-length negotiations between GeneLink and its distributors and are based upon the costs incurred by GeneLink for the kits and the lab services.

Upon termination of a distribution arrangement. GeneLink is not required to repurchase any kits remaining in the possession of the distributor. Typically, only a small number of kits are purchase at any time. The distributor has some period after the end of the distribution arrangement to sell off any remaining kits If it does, GeneLink will provide the lab services for each kit sold.

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

Revenue from distributor sales and marketing kits is recognized when there is persuasive evidence of an arrangement, delivery has occurred and title and risk of loss have transferred to the customer, the sales price is determinable and collectability is reasonably assured. To the extent that kits have been received from distributors but the related products or services have not been fully delivered, recognition of all related revenue is deferred. Consistent with its return policy, the Company recognizes revenues from the sales of products immediately upon shipment and transfer of title. It offers no returns but allows for refunds on a product for the first 90 days after an initial order as a ‘trial’ period. No refunds are offered on genetic assessments, marketing materials, non-customized products or on customized products beyond 90 days of initial order unless it constitutes the correction of a billing error.

Allowance for Sales Returns and Allowances:

The Company predominantly sells customized products and ships on an as-requested basis. As a consequence of customization, there is no resulting finished product inventory at the Company or any affiliate or distributor location for which to accrue returns allowance. The Company did maintain an inventory for sale of some marketing and sales materials for separate resale, but the amounts were immaterial. The Company does provide a refund policy, only on customized product, for up to 90 days.

The Company analyzes sales returns in accordance with SFAS No. 48, Revenue Recognition When Right of Return Exists. The Company is able to make reasonable and reliable estimates based on its history. The Company also monitors the buying patterns of the end-users of its products based on sales data received. The Company reviews its estimated product allowances based on historical refunds of its customers. The Company believes that this analysis creates appropriate estimates of expected future returns.

Accounts Receivable

Accounts receivable include amounts due from credit card service partners, including any holdbacks or reserves, and to a lesser degree trade accounts receivable. A provision may be made for estimated bad trade debts based on management’s estimate of the amount of possible credit losses in the Company’s existing trade accounts receivable. As of December 31, 2008 and 2007, the Company has not recorded any reserve for bad debts from trade or credit receivables.

Intangible Assets and Amortization of Patents:

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

Research and Development

Research and development costs are expensed as incurred.

Inventory:

Inventory consists primarily of raw materials products for the custom nutritional products sold by GeneWize. Other inventories include marketing materials for distribution as well as DNA kits. Inventory is valued at the lower of cost (using the first-in, first-out method) or market. The shelf life of inventory items is generally one year.

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

Long lived assets:

The Company reviews for the impairment of long-lived assets and certain identifiable intangibles whenever events or changes indicate that the carrying amount of an asset may not be recoverable. An impairment loss would be recognized when estimated future cash flows expected to result from the use of an asset and its eventual disposition are less than its carrying amount. The Company has not identified any such impairment losses during the years ended December 31, 2008 and 2007.

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

Stock-Based Compensation:

The Company accounts for its stock-based compensation expense in accordance with SFAS No. 123 (Revised 2004), Share-Based Payment (SFAS No. 123R) using the modified prospective basis. SFAS No. 123R addresses all forms of share-based payment (SBP) awards, including shares issued under employee stock purchase plans, stock options, restricted stock and stock appreciation rights. SFAS No. 123R requires the Company to expense SBP awards with compensation cost for SBP transactions measured at fair value. SFAS No. 123R applies to new equity awards and to equity awards modified, repurchased or canceled after the effective date, January 1, 2006. Additionally, compensation cost for the portion of awards for which the requisite service has not been rendered that are outstanding as of the effective date shall be recognized as the requisite service is rendered on or after the effective date. The compensation cost for that portion of awards shall be based on the grant-date fair value of those awards as calculated from the pro forma disclosures under SFAS No. 123. Additionally, the Company records an expense for the amount that the fair market value exceeds the purchase cost for common stock purchased pursuant to its employee stock purchase plan.

Recent Accounting Pronouncements:

In September 2006, the Financial Accounting Standards Board (FASB) issued SFAS No. 157, Fair Value Measurements. SFAS No. 157 was issued to provide consistency and comparability in determining fair value measurements and to provide for expanded disclosures about fair value measurements. The definition of fair value maintains the exchange price notion in earlier definitions of fair value but focuses on the exit price of the asset or liability. The exit price is the price that would be received to sell the asset or paid to transfer the liability adjusted for certain inherent risks and restrictions. Expanded disclosures are also required about the use of fair value to measure assets and liabilities. The effective date is for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company has not yet determined the impact, if any, of adopting this statement on its financial position, results of operations and cash flows.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities-Including an amendment of FASB Statement No. 115, which is effective for fiscal years beginning after November 15, 2007. The statement permits entities to choose to measure many financial instruments and certain other items at fair value. The Company has not yet determined the impact, if any, of adopting this statement on its financial position, results of operations and cash flows.

In July 2007, the Emerging Issues Task Force (EITF) issued EITF 07-3, “Accounting for Nonrefundable Advance Payments for Goods or Services to be Used in Future Research and Development Activities” (EITF 07-3). EITF 07-3 clarifies the accounting for nonrefundable advance payments for goods or services that will be used or rendered for research and development activities. EITF 07-3 states that such payments should be capitalized and recognized as an expense as the goods are delivered or the related services are performed. If an entity does not expect the goods to be delivered or the services rendered, the capitalized advance payment should be charged to expense. EITF 07-3 is effective for fiscal years beginning after December 15, 2007. The Company is currently evaluating the effect of EITF 07-3 on its financial statements but does not expect the adoption of EITF 07-3 to have a material effect on the Company’s financial position or results of operations.

In December 2007, the FASB issued Statement No. 141R, “Business Combinations,” which establishes principles for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired and liabilities assumed in a business combination, recognizes and measures the goodwill acquired in a business combination, and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of a business combination. The Company is required to apply this Statement prospectively to business combinations for which the acquisition date is on or after January 1, 2009. Earlier application is not permitted.

In December 2007, the FASB ratified a consensus opinion reached by the EITF on EITF Issue 07-1, “Accounting for Collaborative Arrangements (EITF 07-1). The guidance in EITF 07-1 defines collaborative arrangements and establishes presentation and disclosure requirements for transactions within a collaborative arrangement (both with third parties and between participants in the arrangement).

The consensus in EITF 07-1 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2008. The consensus requires retrospective application to all collaborative arrangements existing as of the effective date, unless retrospective application is impracticable. The impracticability evaluation and exception should be performed on an arrangement-by-arrangement basis.

The Company intends to adopt EITF 07-1 effective January 1, 2009 and retrospectively apply the requirements of this consensus to its collaborative arrangements in existence on that date.

Reclassifications:

Certain amounts in the prior year’s financial statement have been reclassified to conform with the current year’s presentation.

Note 3.	Property and Equipment

As of December 31, 2008 and 2007, property and equipment consisted of the following:

	2008	2007

Office furniture and equipment	$82,803	$50,598
Equipment	143,421	8,050
Leasehold improvements	6,781	0
Software	234,147	102,712

	467,152	161,360
Less accumulated depreciation and amortization	185,168	122,884

	$281,984	$38,476

Depreciation expense was $62,284 and $37,832 for the years ended December 31, 2008 and 2007, respectively.

Note 4.	Other Assets

As of December 31, 2008 and 2007, other assets consisted of the following:

	2008	2007

Patents and trademarks	$394,485	$357,470

Deposits	31,101	41,001

Less accumulated amortization	104,309	79,540

	$321,277	$318,931

Amortization expense was $24,769 and $21,024 for the years ended December 31, 2008 and 2007, respectively.

The future estimated minimum amortization expense that will be charged to operations as of December 31, 2008 is as follows:

Year ending
December 31,
2009	$27,199
2010	27,199
2011	27,199
2012	27,199
2013	27,199
Thereafter	258,491

$394,486

Note 5.	Income Taxes

At December 31, 2008 and 2007, the Company had federal and state tax net operating loss carry forwards of approximately $19,569,000 and $16,794,000, respectively. The difference between the operating loss carry forwards on a tax basis and a book basis is due principally to differences in depreciation, amortization, and treatment of stock options. The federal carry forwards begin to expire in 2009 and the state carry forwards began to expire in 2003.

The Company had a net deferred tax asset of $3,910,000 and $2,180,000 at December 31, 2008 and 2007, respectively, primarily from net operating loss carry forwards. A valuation allowance was recorded to reduce the net deferred tax asset to zero. The deferred tax asset valuation allowance increased $1,730,000 for the year ended December 31, 2008 and $225,000 for the year ended December 31, 2007.

Note 6.	Stockholders’ Equity Transactions

Common Stock

In November 2008, the Company issued a private placement memorandum for up to $1,000,000 of stock at a price of $0.10 per share. Through December 31, 2008, the Company issued secured $853,500 in gross proceeds and issued 8,535,000 shares of Common Stock pursuant to such private placement.

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
A total of 10,574,951 warrants were exercised in the tender offer for cash proceeds of $706,989.

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

The Company issued 68,750 and 68,750 shares of common stock for services rendered, valued at $3,688 and $688 for the years ended December 31, 2008 and 2007, respectively.

During the year ended December 31, 2008 and 2007, the Company issued $0 and $137,500 principal amount of convertible secured promissory notes and issued 0 and 687,500 shares of restricted Common Stock in connection with the issuance of the notes.

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

During 2007 the Company granted options to Board members, executives and advisors in lieu of compensation in accordance with the Company’s Stock Option Plan. Options granted under this plan primarily vested over 4 years beginning in 2007. The options have terms of 10 years and a fair value based on the Company’s lattice valuation model of $.08/ share. The compensation recognized in relation to the issuance of these options for the years ended December 31, 2008 and 2007 is $384,081 and $363,400, respectively.

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
A total of 10,574,951 warrants were exercised in the tender offer for cash proceeds of $706,989.

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

A summary of the status of the Company’s stock options and warrants as of December 31, 2008 and 2007, and changes during the years ending of those dates are presented below:

	2008		2007
	Weighted		Weighted
	Average	Exercise	Average	Exercise
	Shares	Price	Shares	Price
Options/warrants outstanding at beginning of year	31,043,535	$0.19	14,992,987	$0.38
Granted	7,112,249	0.37	17,721,581	0.08
Exercised	(12,137,453)	(0.06)	—	—
Expired	(2,995,000)	(0.44)	(1,671,033)	(0.80)
Cancelled	—	—	—	—

Options/warrants outstanding at end of year	23,023,331	$0.17	31,043,535	$0.19

Options/warrants exercisable at end of year	15,039,162		26,886,035
Weighted-average fair value of options granted during the year		$0.38		$0.11
The following table summarizes information about stock options and warrants outstanding at December 31, 2008:

		Weighted-Average
	Number	Remaining
Exercise	Outstanding	Contractual Life	Exercisable
Price	at 12/31/08	(Years)	Warrants
0.05	1,915,000	2.70	1,915,000
0.075	2,310,200	6.75	2,310,200
0.08	8,700,000	8.58	6,094,996
0.10	3,135,633	4.07	3,135,633
0.12	1,800,000	9.00	1,075,000
0.20	375,000	1.09	375,000
0.25	50,000	0.57	50,000
0.50	4,737,498	9.58	83,332

	23,023,331		15,039,162

Stock options were valued using a lattice model approach. Significant assumptions used to calculate the fair value of all options issued for services are as follows:

Risk free interest rate of return	4.5 - 5%
Expected option life	5 - 10 yrs.
Expected dividends	$0.00
Expected volatility	169 - 170%

Note 7.	Net Loss Per Share

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

	2008	2007

Net loss	$(2,603,509)	$(1,560,624)

Weighted average number of common shares outstanding for computing basic earning per share	82,530,959	48,117,402
Dilutive effect of warrants and stock options after application of the treasury stock method	—	—
Weighted average number of common shares outstanding for computing diluted earnings per share	82,530,959	48,117,402

Net loss per share — basic and diluted	$(0.03)	$(0.03)

The following common stock equivalents are excluded from the earnings per share calculation as their effect would have been antidilutive:

	Years Ended December 31
	2008	2007

Warrants and stock options	23,023,331	31,043,535

Note 8.	Advertising

The Company expenses the production costs of advertising when incurred. Advertising expense was $62,230 and $31,810 for the years ended December 31, 2008 and 2007, respectively.

Note 9.	Rent

The Company leases its offices in Longwood, Florida. The lease is for a term of three years, ending December 2010, and provides for monthly rental payments of $5,500.

The future minimum lease payments that will be charged to operations as of December 31, 2008 is as follows:

Year ending
December 31,
2009	$66,000
2010	66,000
$132,000

Note 10.	Related Party Transactions and Convertible Secured Promissory Notes

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

In December 2008, the Company issued $853,500 of Common Stock in a private placement, and in connection with such offering the Company issued to First Equity

Capital Securities, Inc. warrants to acquire 597,250 shares of Common Stock and paid First Equity Capital Securities, Inc. a cash fee of $47,780.

A family trust of which Robert Hoekstra, a director of the Company, is a trustee, acquired 1,050,000 shares in this offering for a purchase price of $105,000.

Short Term Loans Payable

As of December 31, 2008, the Company has various shareholders of the Company who provided short term obligations, as follows:

	2008	2007

Note payable, due no specific maturity with no stated interest. All interest and principal due at maturity	$10,000	$10,000

Note payable, no specific maturity with no stated Interest. All interest and principal due at maturity	8,000	8,000

	18,000	18,000
Less: Discount for warrants issued	( -)	(-)

Total short term loans payable	$18,000	$18,000

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

Convertible Secured Promissory Notes Payable

As of December 31, 2007, the Company had various shareholders of the Company who provided convertible secured promissory note obligations, as follows:

	2008	2007
Notes payable, due May 12, 2011 with interest at 12%. All interest and principal due at maturity. All Company assets pledged as collateral.	$—	$728,812

	—	728,812

Less: Debt issue discount	—	(105,864)
Less: Stock conversion discount	—	(134,980)
Less: Debt proceeds not received	—	—

Total short term loans payable	$—	$487,968

In connection with issuance of the convertible secured promissory notes, the Company has recognized a debt issuance discount as of December 31, 2008 and 2007 of $0 and $29,038, respectively, that is being amortized over the term of the notes. As of December 31, 2008 and 2007, the unamortized debt issuance discount is $0 and $134,980, respectively.

In connection with issuance of the convertible secured promissory notes, the Company has recognized a stock conversion discount as of December 31, 2008 and 2007 of $0 and $27,500, respectively, that is being amortized over the term of the notes. As of December 31, 2008 and 2007, the unamortized stock conversion discount is $0 and $105,864, respectively.

Interest expense related to notes payable is $283,036 and $192,723 for the years ended December 31, 2008 and 2007, respectively.

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

The following table sets forth the net revenues, operating expenses and pre-tax earnings of our segments for the year ended December 31, 2008 and 2007:

			GeneWize Life
	GeneLink	Dermagenetics	Sciences
	Inc.	Inc	Inc.
2008
Net Revenues	$291,206	$29,738	$6,056,499

Operating expenses	1,973,028	40,113	6,980,049

Other income	12,238

Pre-tax earnings (loss)	(1,669,584)	(10,375)	(923,550)

2007
Net Revenues	30,458	$67,286

Operating expenses	1,479,300	190,648

Other income	10,956	624

Pre-tax earnings (loss)	(1,437,886)	(122,738)
Note 12.	Going Concern

The Company’s financial statements are prepared using generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company incurred a net loss of $2,603,509 and $1,560,624 for the years ended December 31, 2008 and 2007, respectively. The Company reported a deficit of $15,285,207 and $12,681,698 as of December 31, 2008 and 2007, respectively. The Company has announced marketing plans to enhance sales and, as a result, management believes that they will be able to generate sufficient revenue and cash flow for the Company to continue as a going concern. Should the Company be unable to continue as a going concern, assets and liabilities would require restatement on a liquidation basis that would differ materially from the going concern basis.

Note 13.	Commitments and Contingencies

Effective October 14, 2005, we terminated the employment of John R. DePhillipo, our former Chief Executive Officer and President and a former director. In 2005, Mr. DePhillipo commenced two lawsuits allegedly arising out of his termination by us for “cause,” as defined in his Employment Agreement with us.

In an Action filed in the United States District Court for the Eastern District of Pennsylvania, John R. DePhillipo v. Robert P. Ricciardi, Civil Action No. 05-5906, Mr. DePhillipo alleged that Dr. Ricciardi, a Director and Officer of the Company, (1) caused Mr. DePhillipo’s employment with us to be wrongfully terminated and therefore is personally liable for all severance owed Mr. DePhillipo, in the amount of at least $75,000; (2) was personally liable for Mr. DePhillipo’s unpaid back salary of $84,000 simply because Dr. Ricciardi is an officer and/or director of the Company; and (3) acted sufficiently maliciously to justify punitive damages being assessed against Dr. Ricciardi of $10,000,000. Counsel for Dr. Ricciardi entered an answer to this action and subsequently the action against Dr. Ricciardi was dismissed with prejudice against Mr. DePhillipo in March 2006.

In a separate Action filed by Mr. DePhillipo against us in November 2005 in the Superior Court of New Jersey, Law Division, Atlantic County, John R. DePhillipo v. GeneLink, Inc., Docket No. ATL-L-7479-05, Mr. DePhillipo alleged that his termination by us “for cause” was improper and therefore he was entitled to in excess of $1,500,000 in severance pay under the terms of an employment agreement, allegedly entered into effective January 1, 2005 (the “Employment Agreement”) and an additional $84,000 in accrued and unpaid compensation. We filed an Answer denying the material allegations of the Complaint and asserted a number of affirmative defenses. We filed counterclaims against Mr. DePhillipo for breach of fiduciary duty, conversion, negligent misrepresentation, unjust enrichment and fraud while Mr. DePhillipo served as our Chief Executive Officer, President and Chief Financial Officer. The counterclaims sought recovery in excess of that sought by Mr. DePhillipo in the Complaint.

Pursuant to the Settlement, on May 13, 2008 we and Mr. DePhillipo settled all issues, claims and counterclaims each may have with respect to the Action. Under the Settlement, we acquired 3,953,000 shares from Mr. DePhillipo and his family and paid Mr. DePhillipo and his family $0.06 per share, resulting in a purchase price of $237,180. Additionally, under the Settlement we paid Mr. DePhillipo $220,000. As part of the Settlement, we and Mr. DePhillipo delivered general releases to each other.

On August 12, 2008, in an Action filed in the Philadelphia Court of Common Pleas, DePhillipo, et.al. v. GeneLink, Inc. t/a GeneLink Biosciences, Inc., et. al., Philadelphia County Court of Common Pleas, August Term 2008 No. 1128, Mr. DePhillipo and Maria DePhillipo, his spouse, filed suit against the Company, GeneWize and certain of the Company’s officers, directors and advisors. Mr. and Mrs. DePhillipo allege, among other things, that the Company and certain of these officers, directors and/or advisors fraudulently and/or negligently conspired to induce

Mr. DePhillipo to enter into the Settlement and to cause Mr. and Mrs. DePhillipo to sell their shares of the Company’s common stock to the Company, that the Company and its counsel fraudulently and negligently misrepresented the Company’s financial condition to induce Mr. DePhillipo to enter into the Settlement and to cause Mr. and Mrs. DePhillipo sell their shares of the Company’s common stock, and that the Company failed to timely disclose information concerning the formation and operation of GeneWize. Mr. and Mrs. DePhillipo seek approximately $20 million in damages based upon an alleged value of the Company’s common stock of $5.00 per share. They also seek rescission of the Settlement and thus the return of the 3,953,000 shares of the Company’s common stock sold by them to us pursuant to the Settlement.

We have agreed to indemnify our offices, directors and advisors who have been named as defendants in the Action and will be liable for any costs or expenses incurred by or judgments entered against such defendant.

On October 1, 2008, the Company, as well as all of the other defendants, moved to dismiss the Action in its entirety through the filing of preliminary objections. These preliminary objections are currently pending before the court.

We and our Board of Directors deny the claims set forth in the Action and are vigorously defending the baseless claims made by Mr. and Mrs. DePhillipo.

Note 14.	Quarterly Results of Operations (unaudited)

Below is a summary of the quarterly results of operations for each quarter of the years ended December 31, 2008 and 2007:

2008	First	Second	Third	Fourth
Sales	$26,424	$124,503	$1,829,669	$4,396,847
Gross profit	1,104	15,331	1,403,963	3,144,557
Net income (loss)	(448,250)	(1,107,479)	(513,472)	(534,308)

Net income (loss) per common share	(0.01)	(0.01)	(0.005)	(0.005)

2007	First	Second	Third	Fourth
Sales	$31,385	$27,182	$26,150	$13,027
Gross profit	6,262	6,935	14,252	(514)
Net income (loss)	(359,792)	(225,196)	(550,747)	424,889

Net income (loss) per common share	(0.01)	(0.01)	(0.01)	(0.01)

Note 15.	Subsequent Events

In January 2009, the Company sold an additional 5,650,000 shares of restricted Common Stock of the Company at a purchase price of $0.10 per share pursuant to a continued Confidential Private Offering Memorandum, and received an aggregate gross amount of $565,000.

On February 26, 2009, the Company issued to an accredited investor $1,000,000 principal amount of Convertible Notes and issued 1,500,000 Warrants to acquire shares of Common Stock at an exercise price of $0.11 per share in connection therewith. The Warrants are exercisable on or after August 26, 2009 and on or before February 26, 2014. In March 2009, the Company issued an additional $200,000 of notes and issued 300,000 additional warrants in connection therewith.

The Convertible Notes mature on February 26, 2014 and bear interest at the rate of 8% per year through February 26, 2011 and thereafter bear interest at the rate of 10% per year. The Convertible Notes may not be prepaid without the approval of the holders of the Convertible Notes.

The Convertible Notes are convertible at the option of the holders of the Convertible Notes upon the earlier to occur of (a) August 26, 2009 or (b) the adoption and filing of an amendment to increase the capitalization of the Company to at least 175,000,000 shares of Common Stock (the “Initial Conversion Date”). Additionally, the Convertible Notes are exercisable at the option of the holders of the Convertible Notes at any time upon the occurrence of a Change in Control Event (as defined in the Convertible Notes). A mandatory conversion of the Convertible Notes will occur if after the Initial Conversion Date the closing price of the Common Stock of the Company is at least $0.50 per share for 30 consecutive trading days.

The conversion price for the Convertible Notes is $0.10 per share, subject to adjustment in the event of a stock split, combination, reclassification, reorganization or similar event.

Note 16.	Industry Risk and Concentration

The business of marketing nutrition and skin care products is highly competitive and sensitive to the introduction of new products which may rapidly capture a significant share of the market. These market segments include numerous manufacturers, distributors, marketers, retailers and physicians that actively compete for the business of consumers both in the United States and abroad. In addition, the Company anticipates that it will be subject to increasing competition in the future from sellers that utilize electronic commerce. Many of these competitors have longer operating histories, significantly greater financial, technical, product development, marketing and sales resources, greater name recognition, larger established customer bases and better-developed distribution channels than does the Company.

The Company’s present or future competitors may be able to develop products that are comparable or superior to those offered by the Company, adapt more quickly than the Company does to new technologies, evolving industry trends and standards or customer requirements, or devote greater resources to the development, promotion and sale of their products than does the Company. For example, if the Company’s competitors develop skin care or nutritional treatments that prove to be more effective than our products, demand for our products could be reduced. Accordingly, the Company may not be able to compete effectively in our markets and competition may intensify. The Company is also subject to significant competition for the recruitment of distributors from other network marketing organizations, including those that market nutritional supplements and skin care products as well as other types of products.

The Company’s ability to be competitive will depend, in significant part, on its success in recruiting and retaining distributors through an attractive compensation plan, the maintenance of an attractive product portfolio and other incentives. The cannot ensure that the Company’s programs for recruitment and retention of distributors will be successful, and if they are not, the Company’s financial condition and operating results would be harmed.

In addition, the Company relies entirely on a limited number of third parties to supply raw materials, manufacture our products and perform laboratory tests on the Company’s behalf. In the event any of the Company’s third party suppliers, manufacturers or laboratories were to become unable or unwilling to continue to provide the Company with services and products in required volumes and at suitable quality levels, the Company would be required to identify and obtain acceptable replacement sources.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
     None.

ITEM 9A.	CONTROLS AND PROCEDURES
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
     With the participation of management, the Company’s Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the design and operation of its disclosure controls and procedures at the conclusion of the fiscal quarter ended December 31, 2008. Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective in ensuring that material information required to be disclosed is included in the reports that it files with the Securities and Exchange Commission.
Change In Internal Controls
     There were no changes in the Company’s internal controls over financial reporting or, to the knowledge of the Company’s management, in other factors that have materially affected or are reasonably likely to materially affect internal controls over financial reporting during the fiscal quarter ended December 31, 2008.
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
     Management assessed the Company’s internal control over financial reporting as of December 31, 2008 using the criteria for effective control over financial reporting established in “Internal Control — Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management believes that, as of December 31, 2008, the Company maintained effective internal control over financial reporting.

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

ITEM 9B	OTHER INFORMATION
     Not applicable.

PART III

ITEM 10.	DIRECTORS; EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
          Information with respect to each of the executive officers and current directors of the Company is set forth below

Name	Age	Position

Dr. Bernard L. Kasten, Jr.	62	Executive Chairman of the Board, Director

Monte E. Taylor, Jr.	59	Chief Executive Officer, Chief Financial Officer, Director

Robert Hoekstra	58	Director

Robert P. Ricciardi, Ph.D	62	Secretary, Chief Science Officer, Director

John H. Souza	47	Chief Operating Officer, Director
     Mr. Hoekstra is currently a director of the Company. Mr. Hoekstra a management consultant, organizational therapist and co-founder of Team Architects, an international management and relationship skills training company. Mr. Hoekstra is a co-creator and a certified instructor for “Redirecting Corporate America,” a management training course offered world wide since 1991. Formerly, he was the V.P. of Sales for U.S. Medical and President of the Hoekstra Agency. Mr. Hoekstra graduated from Loyola University, New Orleans with a B.S. in Psychology (Cum Laude).
     Dr. Kasten is currently the Chairman and a director of the Company. Dr. Kasten has been a scientific advisor to the Company since 1999 and a member of our Advisory Committee since 2001. Dr. Kasten is a graduate of Miami University (Oxford Ohio), BA Chemistry 1967, and the Ohio State University College of Medicine MD 1971. His residency was served at the University of Miami, Florida and fellowships at the National Institutes of Health Clinical Center and National Cancer Institute, Bethesda, Maryland. Dr. Kasten is a Diplomat of the American Board of Pathology with Certification in Anatomic and Clinical Pathology with sub-specialty certification in Medical Microbiology. Dr. Kasten is an author of “Infectious Disease Handbook” 1st through 5th Editions 1994-2003 and the “Laboratory Test Handbook” 1st through 4th Editions 1984-1996 published by Lexi-Comp Inc., Hudson, Ohio. Dr. Kasten has been active with the College of American Pathologists (CAP) serving as Chairman of its Publication Committee from 1985-1993, its Management Resources Committee from 1993-1998 and its Chairman Internet Editorial Board from 1999-2003. Dr. Kasten received the College of American Pathologists

Presidents Medal Awarded for Outstanding Service in 1989 and the College of American Pathologists Frank W. Hartman Award, in 1993 for Meritorious Service to the College (Founding CAP Today) the organization’s highly successful monthly tabloid magazine. Dr. Kasten’s professional staff appointments have included the Cleveland Clinic, Northeastern Ohio Universities College of Medicine, the Bethesda Hospitals and Quest Diagnostics. Dr. Kasten served eight years, 1996-2004, at Quest Diagnostics Incorporated [NYSE-DGX], where he was Chief Laboratory Officer; Vice-President of Business Development for Science and Medicine and Vice-President of Medical Affairs of a Quest Diagnostics wholly-owned subsidiary, MedPlus Inc. Dr. Kasten joined SIGA Technologies, Inc. [NASDAQ-SIGA] as a Board of Directors member in May 2003, and accepted the appointment as SIGA’s Chief Executive Officer in July of 2004, serving through April 2006. Dr. Kasten is Chairman of the Board of Cleveland Bio Labs Inc. [NASDAQ-CBLI], and also serves on the Board of Directors of Enzo Biochem [NYSE_ENZ], Lexi-Comp Inc and Riggs-Heinrich Media Inc.
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
     Mr. Souza is currently the Chief Operating Officer and a director of the Company. In the past 20 years, Mr. Souza has owned and operated manufacturing and distribution companies in the packaging and cosmetics fields, doing business with fortune 100 and 500 companies as well as retail spa outlets. Mr. Souza has held executive management positions in both the public and private sectors where he was responsible for operations, business development and mergers and acquisitions, and also has an extensive background in sales and marketing. Mr. Souza received a Bachelor of Science from Rochester Institute of Technology. Mr. Souza is also a Nationally Certified PT/NC.
     Mr. Taylor currently is the Chief Executive Officer and Chief Financial Officer and a director of the Company. Mr. Taylor joined the Company as Director of Business Development in 2001. In such role, Mr. Taylor has focused his efforts in rolling out the Company’s products and technologies to the skin-care, skin health and nutrition industries worldwide. Prior to joining the Company, Mr. Taylor was a senior management consultant specializing in strategic marketing plans, business development and marketing communications for mid-size and Fortune 500 companies. Mr. Taylor has significant direct selling/MLM industry experience as a consultant, distributor and corporate trainer. Mr. Taylor received a masters degree in business administration from the Crummer School of Business at Rollins College.

Audit Committee
     There are no independent members of the Board. Dr. Kasten and Mr. Hoekstra comprised the Audit Committee for the fiscal year ended December 31, 2008. The Audit Committee does not have an audit committee financial expert. The Company has not been able to attract qualified members to serve on its Board of Directors who would qualify as financial experts.
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
Section 16(a) Beneficial Ownership Reporting Compliance.
     Based solely on the Company’s review of certain reports filed with the Securities and Exchange Commission pursuant to Section 16(a) of the Securities Exchange Act of 1934, as amended (the “1934 Act”), and written representations of the Company’s officers and directors, the Company believes that all reports required to be filed pursuant to the 1934 Act with respect to transactions in the Company’s Common Stock through December 31, 2008 were filed on a timely basis.
Code of Ethics.
     The Company has adopted a code of conduct that applies to all employees, including the Company’s principal executive officer, principal financial officer, principal accounting officer or controller and persons performing similar functions. A copy of the Company’s code of conduct will be provided to anyone without charge upon request therefor.
Meeting of Directors
     The Board of Directors met 8 times in 2008. Each director attended at least 75% of the meetings.
Communications with the Board of Directors
     You may contact the Board of Directors as a group by writing to them c/o GeneLink, Inc., 317 Wekiva Springs Road, #200, Longwood, Florida 32779, Attention: Chairman. Any communications received will be forwarded to all Board members.

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
     In connection with the audit of the Company’s financial statements for the year ended December 31, 2008, the Audit Committee met with representatives from Buckno, Lisicky & Company, the Company’s independent auditors. The Audit Committee reviewed and discussed with the Company’s financial management and financial structure, as well as the matters relating to the audit required to be discussed by Statements on Auditing Standards 61 and 90.
     In addition, the Audit Committee reviewed and discussed with the Company’s management the Company’s audited financial statements relating to year ended December 31, 2008.
     Based upon the review and discussions described above, the Audit Committee recommended to the Board of Directors that the Company’s financial statements audited by Buckno, Lisicky & Company be included in the Company’s Annual Report on Form 10-K for year ended December 31, 2008.
Robert Hoekstra
Dr. Bernard L. Kasten, Jr.

ITEM 11. EXECUTIVE COMPENSATION
Compensation Discussion and Analysis
     Our compensation program for senior executives is administered by the Compensation Committee of our Board of Directors. The Compensation Committee is responsible for considering and making recommendations to the Board of Directors regarding executive compensation and is responsible for administering our stock option and executive incentive compensation plans. The Compensation Committee is committed to ensure that its compensation plan is consistent with our company goals and objectives and the long term interests of its shareholders.
Overview of Compensation Philosophy and Objectives
     Our compensation programs are designed to deliver a compensation package which is competitive in attracting and retaining key executive talent in our industry. Different programs are geared to short and longer term performance with the goal of increasing shareholder value over the long term. To achieve these objectives, the Compensation Committee has established an incentive program commencing in 2009 for our executive officers based on meeting specific earnings criteria. More specifically, the Compensation Committee believes that our executive compensation should encompass the following:
•	help attract and retain the most qualified individuals by being competitive with compensation packages paid to persons having similar responsibilities and duties in comparable businesses;

•	motivate and reward individuals who help us achieve our short term and long term objectives and thereby contribute significantly to the success of our company;

•	relate to the value created for shareholders by being directly tied to our financial performance and condition and the particular executive officer’s contribution; and

•	reflect the qualifications, skills, experience, and responsibilities of the particular executive officer.
     The Compensation Committee has approved a compensation structure for the named executive officers, determined on an individual basis, which incorporates four key components: base salary, bonuses commencing in 2009 based upon the annual performance of the Company, stock options and other benefits.
     In connection with its compensation determinations, the Compensation Committee seeks the views of the Chief Executive Officer with respect to appropriate compensation levels of the other officers.

Executive Compensation Components
     For the year ended December 31, 2008, the principal components of compensation for the named executive officers were annual base salary, stock options and other benefits.
Annual Base Salary
     In general, base salary for each employee, including the named executive officers, is established based on the individual’s job responsibilities, performance and experience; our size relative to competitors; the competitive environment; a general view as to available resources of the Company and the compensation agreed to in employment agreements with the named executive officers.
     Stock Options and Stock Awards
     We provide a long term incentive opportunity for each of the named executive officers through awards of stock options. Our stock option program is a long term plan designed to create a link between executive compensation and our financial performance, provide an opportunity for increased equity ownership by executives, and maintain competitive levels of total compensation.
     All stock options have been granted at an exercise price equal to or above the closing market price of our common stock on the date of grant. Stock options generally vest in four equal annual installments; however, options will immediately vest in full upon a change on control of the Company. Stock options expire ten years from date of grant.
     Other Benefits
•	Retirement Benefits. We are looking to establish a 401(k) plan for our employees. Named executive officers would be eligible to participate in these plans on the same terms as other eligible employees, subject to any legal limits on the amount that may be contributed by executives under the plans.

•	Medical Benefits. Our employees have a choice of coverage options under our company-sponsored group health insurance plan. Each option covers the same services and supplies but differs in the quality of provider network.

•	Life Insurance. We maintain a group life insurance plan that provides for basic life and accidental death and dismemberment coverage. We pay the premiums under this plan.

•	Vacation. All employees are eligible for vacation based on years of service.

•	Other Perquisites. Vehicle and car allowances have been provided for certain named executives.

Deductibility of Compensation Expenses
     Pursuant to Section 162(m) under the Internal Revenue Code, certain compensation paid to executive officers in excess of $1 million is not tax deductible, except to the extent such excess constitutes performance-based compensation. The Compensation Committee has and will continue to carefully consider the impact of Section 162(m) when establishing incentive compensation plans and could, in certain circumstances, approve and authorize compensation that is not fully tax deductible.
Accounting and Tax Considerations
     We consider the accounting implications of all aspects of our executive compensation program. Our executive compensation program is designed to achieve the most favorable accounting (and tax) treatment possible as long as doing so does not conflict with the intended plan design or program objectives.
REPORT OF COMPENSATION COMMITTEE
     The Compensation Committee of our Board of Directors currently consists of Dr. Bernard L. Kasten, Jr. and Robert Hoekstra. The Compensation Committee is responsible for considering and making recommendations to the Board of Directors regarding executive compensation and is responsible for administering our stock option and executive incentive compensation plans.
     The Compensation Committee has reviewed and discussed with management the Compensation Discussion and Analysis included in this report. Based on the review and discussion with management, the Compensation Committee recommended to the Board of Directors that the Compensation Discussion and Analysis be included in the Company’s Annual Report on Form 10-K.

COMPENSATION COMMITTEE
Dr. Bernard L. Kasten, Jr.
Robert Hoekstra

EXECUTIVE COMPENSATION
SUMMARY COMPENSATION TABLE

							Non-Equity	Nonqualified
				Stock			Incentive Plan	Deferred
			Bonus	Awards	Option		Compensation	Compensation	All Other
Name and principal position	Year	Salary ($)	($)	($)	Awards ($)		($)	Earnings ($)	Compensation ($)		Total ($)
(a)	(b)	(c)	(d)	(e)	(f)		(g)	(h)	(i)		(j)

Monte E. Taylor, Jr.	2008	$131,442	$0	$0	$57,000	[1]	$0	$0	$9,562	[2]	$198,004
Chief Executive Officer	2007	$102,500	$0	$0	$158,000	[1]	$0	$0	$13,170	[2]	$273,670

Robert P. Ricciardi, Ph.D.	2008	$22,500	$0	$0	$4,000	[3]	$0	$0	$0		$26,500
Chief Science Officer	2007	$97,500	$0	$0	$6,000	[3]	$0	$0	$0		$103,500

John A. Souza	2008	$91,506	$0	$0	$49,000	[4]	$0	$0	$8,455	[2]	$148,961
Vice President of Business	2007	$79,500	$0	$0	$102,000	[4]	$0	$0	$0		$181,500
Development

Dr. Bernard L. Kasten, Jr.	2008	$0	$0	$0	$29,000	[5]	$0	$0	$0		$29,000
Chairman	2007	$0	$0	$0	$75,000	[5]	$0	$0	$0		$75,000

[1]	On June 1, 2007, Mr. Taylor received a fully vested warrant to acquire 1,600,00 shares of common stock of an exercise price of $0.08 per share and received options to acquire 1,500,000 shares of common stock at an exercise price of $0.08 per share, which options vest in four equal annual installments of 375,000 each, commencing June 1, 2007. On May 20, 2008, Mr. Taylor received options to acquire 350,000 shares of Common Stock at an exercise price of $0.12 per share, of which 225,000 options have vested and 125,000 options vest on May 20, 2009. On July 28, 2008, Mr. Taylor received options to acquire 1,883,333 shares of Common Stock at a price of $0.50 per share, of which 516,666 options vest on July 28, 2011, 516,667 options vest on each of July 28, 2012 and July 28, 2013, and 333,333 options vest upon the Company becoming listed on the NASDAQ National Market or a national stock exchange.

[2]	Represents the cost of health insurance premiums provided from the Company.

[3]	On June 1, 2007, Dr. Ricciardi received a fully-vested warrant to acquire 25,000 shares of common stock at an exercise price of $0.08 per share and received options to acquire 200,000 shares of common stock at an exercise price of $0.08 per share, which options vest in four equal annual installments of 50,000 each, commencing June 1, 2007. On September 30, 2007, in connection with the amendment to Dr. Ricciardi’s consulting agreement, Dr. Ricciardi received a fully-vested warrant to acquire 1,400,000 shares of common stock at an exercise price of $0.11 per share.

[4]	On June 1, 2007, Mr. Souza received a fully vested warrant to acquire 1,000,000 shares of common stock at an exercise price of $0.08 per share, and received options to acquire 1,100,000 shares of common stock at an exercise price of $$0.08 per share, which options vest in four equal installments of 275,000 each, commencing June 1, 2007. On May 20, 2008, Mr. Souza received options to acquire 350,000 shares of Common Stock, of which 285,000 options have vested and 125,000 options vest on May 20, 2009. On July 28, 2008, Mr. Souza received options to acquire 1,483,333 shares of Common Stock of which 383,333 options vest on each of July 28, 2011 and July 28, 2012, 383,374 options vest on July 28, 2013 and 333,333 options vest upon the Company becoming listed on the NASDAQ or National Market or national stock exchange.

[5]	On June 1, 2007, Dr. Kasten received a fully-vested amount to acquire 735,000 shares of Common Stock at an exercise price of $0.08 per share and received options to acquire 850,000 shares of Common Stock at an exercise price of $0.08 per share, which options vest in four equal annual installments of 282,500 each, commencing June 1, 2007. On May 20, 2008, Dr. Kasten received a fully-vested option to acquire 100,000 shares of Common Stock at an exercise price of $0.12 per share. On July 28, 2008, Dr. Kasten received options to acquire 1,120,833 shares of Common Stock at an exercise price of $0.50 per share, of which 262,500 options vest on each of July 28, 2011, July 28, 2012 and July 28, 2013, and 333,333 options vest upon the Company becoming listed on the NASDAQ National Market or a national stock exchange.

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

OPTION GRANTS
     The following table sets forth information concerning the grant of stock options made to each of the Named Executive Officers in 2008.
GRANTS OF PLAN-BASED AWARDS

								All Other	All Other
								Stock	Option		Grant
								Awards:	Awards:	Exercise	Date Fair
								Number	Number of	or Base	Value of
		Estimated Future Payouts			Estimated Future Payouts			of Shares	Securities	Price of	Stock
		Under Non-Equity Incentive			Under Equity Incentive Plan			of Stocks	Underlying	Option	and
		Plan Awards			Awards			or Units	Options	Awards	Options
Name	Grant Date	Threshold ($)	Target ($)	Maximum ($)	Threshold ($)	Target ($)	Maximum ($)	(#)	(#)	($/sh)	Awards
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)	(k)	(l)

Monte E. Taylor, Jr.	May 20, 2008								350,000	$0.12	$0.12
	July 28, 2008								1,883,333	$0.50	$0.50

John H. Souza	May 20, 2008								350,000	$0.12	$0.12
	July 28, 2008								1,483,333	$0.50	$0.50

Dr. Bernard L.	May 20, 2008								100,000	$0.12	$0.12
Kasten, Jr.	July 28, 2008								1,120,833	$0.50	$0.50

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END
OPTION AWARDS

				Equity Incentive
				Plan Awards:
				Number of
				Securities
		Number of Securities		Underlying
	Number of Securities Underlying	Underlying Unexercised		Unexercised	Option Exercise
	Unexercised Options (#)	Options (#)		Unearned Options	Price
Name	Exercisable	Unexercisable		(#)	($)	Option Expiration Date
(a)	(b)	(c)		(d)	(e)	(f)
Monte E. Taylor, Jr.	2,350,000	750,000	(1)	0	$0.08	June 1, 2017
	225,000	125,000	(2)	0	$0.12	May 20, 2018
	0	1,883,333	(3)	0	$0.50	July 28, 2018

Robert P. Ricciardi, Ph.D	125,000	100,000	(4)	0	$0.08	June 1, 2017
	1,400,000	0		0	$0.11	September 30, 2017

John H. Souza	1,550,000	550,000	(5)	0	$0.08	June 1, 2017
	225,000	125,000	(2)	0	$0.12	May 20, 2018
	0	1,483,333	(6)	0	$0.50	July 28, 2018

Dr. Bernard L. Kasten, Jr.	1,200,000	425,000	(7)	0	$0.08	June 1, 2017
	100,000	0		0	$0.12	May 20, 2018
	0	1,120,833	(8)	0	$0.50	July 28, 2018

(1)	375,000 options vest on each of June 1, 2009 and June 1, 2010

(2)	The remaining unvested options vest on May 20, 2009

(3)	516,666 options vest on July 28, 2011, 516,667 options vest on each of July 28, 2012 and July 28, 2013, and 333,333 options vest upon the Company becoming listed on the NASDAQ National Market or a national stock exchange.

(4)	50,000 options vest on each of June 1, 2009 and June 1, 2010.

(5)	275,000 options vest on each of June 1, 2009 and June 1, 2010.

(6)	383,333 options vest on each of July 28, 2011 and July 28, 2012, 383,334 options vest on July 28, 2013, and 333,333 options vest upon the Company becoming listed on the NASDAQ National Market or national stock exchange.

(7)	212,500 options vest on each of June 1, 2009 and June 1, 2010.

(8)	262,500 options vest on each of July 28, 2011, July 28, 2012 and July 28, 2013, and 333,333 options vest upon the Company becoming listed on the NASDAQ National Market or national stock exchange.

DIRECTOR COMPENSATION
     Directors to not receive any cash compensation for their service as directors of the Company or for attending any meetings.
DIRECTOR COMPENSATION

Change in
Pension
Value
and
				Non-Equity	Nonqualified
	Fees	Stock	Options	Incentive Plan	Deferred	All Other
	Earned	Awards	Awards	Compensation	Compensation	Compensation	Total
Name	($)	($)	($)	($)	($)	($)	($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)
Robert Hoekstra	0	0	$26,000 (1)	0	0	0	$26,000

(1)	On May 20, 2008, Mr. Hoekstra received options to acquire 500,000 shares of Common Stock, of which 200,000 options vested on May 20, 2008 and 100,000 options vest on each of May 20, 2009, May 20, 2010 and May 20, 2011.
Compensation Committee Interlocks and Insider Participation
The Compensation Committee of our Board of Directors currently consists of. Dr. Bernard L. Kasten, Jr. and Robert Hoekstra, Jr. These individuals were officers or employees of the Company during 2008. No current executive officer of the Company has served as a member of the board of directors or compensation committee of any entity for which a member of our Board of Directors or Compensation Committee has served as an executive officer.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
PRINCIPAL SHAREHOLDERS
Security Ownership of Management and Certain Beneficial Owners
     The following table sets forth certain information as of March 16, 2009 (the record date for the Annual Meeting) regarding the ownership of Common Stock (i) by each person known by the Company to be the beneficial owner of more than five percent of the outstanding Common Stock, (ii) by each current officer and director of the Company, (iii) by each nominee for director, and (iv) by all current officers and directors of the Company as a group.
     The beneficial owners and amount of securities beneficially owned have been determined in accordance with Rule 13d-3 under the Exchange Act and, in accordance therewith, includes all shares of the Company’s Common Stock that may be acquired by such beneficial owners within 60 days of March 16, 2009 upon the exercise or conversion of any options, warrants or other convertible securities. This table has been prepared based on 105,950,025 shares of Common Stock outstanding on March 16, 2009. Unless otherwise indicated, each person or entity named below has sole voting and investment power with respect to all Common Stock beneficially owned by that person or entity, subject to the matters set forth in the footnotes to the table below. Unless otherwise stated, the beneficial owners exercise sole voting and/or investment power over their shares.

	Number of Shares		Approximate Percentage
Name	Beneficially Owned		Of Stock Outstanding
Chesed Congregation of America	10,625,000	(1)	5.9%
One State Street Plaza, 29th Floor New York, NY 10004

Dr. Bernard L. Kasten, Jr.	6,346,192	(2)	4.2%
4380 27th Court, SW #104 Naples, FL 34116

Kenneth R. Levine	6,302,046	(3)	5.9%
2 Oaklawn Road Short Hills, NJ 07078

Robert Hoekstra	4,537,196	(4)	3.9%
317 Wekiva Spring Road, #200 Longwood, Florida 32779

Robert P. Ricciardi, Ph.D.	4,235,000	(5)	3.9%
317 Wekiva Spring Road, #200 Longwood, Florida 32779

John H. Souza	3,351,331	(6)	3.1%
317 Wekiva Spring Road, #200 Longwood, Florida 32779

Monte E. Taylor, Jr.	2,727,250	(7)	2.5%
317 Wekiva Spring Road, #200 Longwood, Florida 32779

Directors and Officers as a	21,371,971	(2)(4)(5)(6)(7)	18.4%
Group

(1)	Includes 10,000,000 shares of Common Stock issuable upon the conversion of convertible notes.

(2)	Includes currently exercisable options and warrants to acquire 2,420,833 shares of Common Stock.

(3)	Includes 6,182,046 shares held directly and 70,000 shares held in a retirement plan. Includes currently exercisable options and warrants to acquire 50,000 shares of Common Stock.

(4)	Includes currently exercisable options and warrants to acquire 620,455 shares of Common Stock. Includes 1,697,000 shares of Common Stock and warrants to exercise 500,000 shares of Common Stock held by a family trust for which Mr. Hoekstra is a trustee. Mr. Hoekstra disclaims beneficial ownership of those shares and warrants.

(5)	Includes currently exercisable options and warrants to acquire 1,525,000 shares of Common Stock.

(6)	Includes currently exercisable warrants to acquire 2,506,661 shares of Common Stock.

(7)	Include 16,000 shares held by Mr. Taylor and various family members in joint tenancy. Includes currently exercisable options and warrants to acquire 2,700,000 shares of Common Stock.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
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
     In December 2008, the Company issued $853,500 of Common Stock in a private placement, and in connection with such offering the Company issued to First Equity Capital Securities, Inc. warrants to acquire 597,250 shares of Common Stock and paid First Equity Capital Securities, Inc. a cash fee of $47,780.
     A family trust of which Robert Hoekstra, a director of the Company, is a trustee, acquired 1,050,000 shares in this offering for a purchase price of $105,000.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
     Buckno, Lisicky & Company was the Company’s independent public accountant for 2008 and 2007.
Fees for Independent Auditors for Fiscal Years 2008 and 2007
     Set forth below are the fees billed for services rendered by Buckno, Lisicky & Company in 2008 and 2007.

	2008	2007
Audit Fees	$22,000	$22,000
Audit-Related Fees	0	0
Tax Fees	0	0
All Other Fees	0	0

Total Fees	$22,000	$22,000
     Audit fees consist of fees billed for professional services rendered by the Company’s independent accountant for the audit of the Company’s annual financial statements, review of financial statements included in quarterly reports on Form 10-Q and services that are normally provided by the independent accountant in connection with statutory and regulatory filings or engagements.
     Audit Committee Pre-Approval Procedures. The Audit Committee approves the engagement of the independent auditors, and meets with the independent auditors to approve the annual scope of accounting services to be performed and the related fee estimates. It also meets with the independent auditors, on a quarterly basis, following completion of their quarterly reviews and annual audit and prior to our earnings announcements, if any, to review the results of their work. During the course of the year, the chairman has the authority to pre-approve requests for services that were not approved in the annual pre-approval process. The chairman reports any interim pre-approvals at the following quarterly meeting. At each of the meetings, management and the independent auditors update the Audit Committee with material changes to any service engagement and related fee estimates as compared to amounts previously approved. During 2008, all audit and non-audit services performed by our independent accountants were pre-approved by the Audit Committee in accordance with the foregoing procedures.
ITEM 15. EXHIBITS
(1)	Financial Statements. The financial statements required to be filed are presented beginning on page 30.

(2)	Exhibits. The following Exhibits have been filed pursuant to Item 601 of Regulation S-K.

Exhibit Number	Description

21	Subsidiaries of the Registrant

31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
     In accordance with Section 12 of the Securities Exchange Act of 1934, the registrant caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

GENELINK, INC. Registrant
Date: March 30, 2009	Monte E. Taylor, Jr.
Monte E. Taylor, Jr., Chief Executive
Officer

     In accordance with the Exchange Act this report has been signed below by the following persons on behalf of the registrant and in the capacities and the dates indicated.

Signatures	Capacity	Date

/s/ Monte E. Taylor, Jr.	Principal Executive Officer, Principal	March 30, 2009
Monte E. Taylor	Financial Officer and Director
Chief Executive Officer

/s/ Robert P. Ricciardi	Director	March 30, 2009
Robert P. Ricciardi, Ph.D.
Director

/s/ Bernard L. Kasten, Jr.	Chairman and Director	March 30, 2009
Dr. Bernard L. Kasten, Jr.

/s/ Robert Hoekstra	Director	March 30, 2009
Robert Hoekstra

/s/ John H. Souza	Director	March 30, 2009
John H. Souza