Form 10-Q
period 2009-03-31
GENELINK INC
filed 2009-05-20
CIK 941020

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2009
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File No. 0-28077
GENELINK, INC.
(Exact name of registrant specified in its charter)

PENNSYLVANIA	23-2795613

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

317 Wekiva Springs Road, #200 Longwood, Florida	32779 (Zip Code)

(Address of principal executive offices)
(800) 558-4363
Registrant’s telephone number, including area code
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

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

Number of Shares of Common Stock
Outstanding on May 1, 2009	106,022,025

GENELINK, INC. AND SUBSIDIARIES

Page No.
PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements.

Consolidated Balance Sheets at March 31, 2009 (unaudited) and December 31, 2008	3

Consolidated Statements of Operations for the three months ended March 31, 2009 and 2008 (unaudited)	4

Consolidated Statements of Cash Flows for the three months ended March 31, 2009 and 2008 (unaudited)	5-6

Notes to Interim Consolidated Financial Statements	7-11

GENELINK, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	March 31,	December 31,
	2009	2008

ASSETS
Cash and cash equivalents	$676,251	$435,197
Accounts receivable	588,088	713,565
Inventory	784,210	739,515
Prepaid expenses	101,510	53,688

Total current assets	2,150,059	1,941,965

Property and equipment	268,995	281,984
Other assets	323,537	321,277

Total assets	$2,742,591	$2,545,226

LIABILITIES
Current maturity of long-term debt	$25,670	$60,269
Accounts payable and accrued expenses	1,115,747	2,034,322
Accrued compensation	208,965	218,664
Deferred revenue	161,727	161,727
Loans payable	18,000	18,000

Total current liabilities	1,530,109	2,492,982

Convertible promissory notes payable, net of issuance of debt and stock conversion discounts	818,308	0

Total liabilities	2,348,417	2,492,982

SHAREHOLDERS’ EQUITY (DEFICIENCY)
Common stock, $.01 par value, 125,000,000 shares authorized as of March 31, 2009 and December 31, 2008; 110,211,129 and 104,561,291 shares issued as of March 31, 2009 and December 31, 2008, respectively; and 105,852,132 and 100,202,132 shares outstanding as of March 31, 2009 and December 31, 2008, respectively.	1,102,113	1,045,613
Additional paid in capital	12,860,333	12,235,833
Stock warrants	2,779,399	2,608,240
Accumulated deficit	(15,795,436)	(15,285,207)
Treasury stock, 4,359,159 shares as of March 31, 2009 and December 31, 2008, at cost	(552,235)	(552,235)

Total shareholders’ equity (deficiency)	344,174	52,244

Total liabilities and shareholders’ equity (deficiency)	$2,742,591	$2,545,226

See notes to the consolidated financial statements

GENELINK, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

Three months ended March 31,	2009	2008

REVENUE	$1,972,038	$26,424

COSTS OF GOODS SOLD	924,774	25,315

GROSS PROFIT	1,047,264	1,109

EXPENSES
Selling, general and administrative	1,517,738	389,656
Research and development	0	12,951

	1,517,738	402,607

OPERATING LOSS	(470,474)	(401,498)

OTHER EXPENSES
Amortization and depreciation	27,974	13,368
Interest expense	11,781	33,384

	39,755	46,752

NET LOSS BEFORE PROVISION FOR INCOME TAXES	(510,229)	(448,250)

PROVISION FOR INCOME TAXES	0	0

NET LOSS	$(510,229)	$(448,250)

NET LOSS PER SHARE, BASIC & DILUTED	$(0.01)	$(0.01)

Weighted average common shares and diluted potential common shares	105,094,902	66,673,591

See notes to the consolidated financial statements.

GENELINK, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

Three months ended March 31,	2009	2008

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(510,229)	$(448,250)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	27,974	13,368
Amortization of discounts on loans payable	4,466	11,819
Fair value of options granted for services	5,000	0
Changes in operating assets and liabilities
Accounts receivable	125,477	(18,170)
Inventory	(4,695)	(30,091)
Prepaid expenses	(47,822)	(24,591)
Other assets	(8,280)	(6,000)
Accounts payable and accrued expenses	(918,575)	67,776
Accrued compensation	(9,699)	0

Net cash used in operating activities	(1,376,383)	(434,139)

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(8,414)	(34,447)
Patent acquisition costs	(550)	(20,119)

Net cash used in investing activities	(8,964)	(54,566)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from loans and notes payable	1,200,000	0
Proceeds from issuance of common stock and warrants, net	565,000	0
Principal payments on capital lease obligations	(16,280)	0
Principal payments on note payable	(18,319)	0
Commissions paid for fundraising costs	(104,000)	0

Net cash provided by financing activities	1,626,401	0

See notes to the consolidated financial statements.

GENELINK, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

Three months ended March 31,	2009	2008

NET DECREASE IN CASH AND CASH EQUIVALENTS	241,054	(488,705)

Cash and cash equivalents, beginning of period	435,197	972,371

Cash and cash equivalents, end of period	676,251	483,666

SUPPLEMENTARY CASH FLOW INFORMATION
Cash paid for interest	$0	$0
See notes to the consolidated financial statements.

GENELINK, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1 – DESCRIPTION OF ORGANIZATION

Organization

GeneLink, Inc. (the Company) and its subsidiaries, GeneWize Life Sciences, Inc. and Dermagenetics, Inc., operate in Florida. The Company was organized under the laws of the Commonwealth of Pennsylvania and Dermagenetics, Inc. and GeneWize Life Sciences, Inc. were organized under the laws of the State of Delaware. The Company is the successor to a Delaware corporation organized under the same name on September 21, 1994. The Company’s offices are located in Longwood, Florida.

The Company’s scientific foundation developed as a result of discoveries in the field of human molecular genetics. Research supported by the National Institute of Health, including the Human Genome Project, as well as academic, commercial research and research by the scientists on GeneLink’s Scientific Advisory Board, enabled the identification of an increasing number of connections between genes, SNP’s (single-nucleotide polymorphisms) and the specific function of enzymes and receptors relating to nutrition and skin health.

Specifically, the Company developed proprietary SNP-based genetic profiles (named GeneLink Nutragenetic Profile ™ and Dermagenetics® profiles). These profiles provide a means of predicting an individual’s inherent genetic capacity to combat such conditions as oxidative stress and other important areas of physiologic health. The profiles, for example, can measure a person’s potential to efficiently control oxygen free radical damage, eliminate hydrogen peroxide, protect and repair oxidized phospholipids and destroy harmful environmental compounds. The Company’s profile assessment enables nutritional and skin care companies and health care professionals to recommend a specific and targeted regime of antioxidant vitamins, nutrients or skin care formulations that have been specifically designed to compensate for predicted deficiencies and to help provide individuals the best of health and appearance.

The Company’s laboratory assessments performed under contract in leading genomics laboratories and have been independently validated by the laboratories. In March 2009, the Company expanded its international network of qualified laboratories with the addition of a highly automated United States based clinical laboratory whose credentials include College of American Pathologists “CAP” accreditation, CLIA certification, and State of California licensure.

The enhanced laboratory capabilities will allow the Company to accommodate the increased demand for genetic testing and improve turnaround time.

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

GeneWize’s product offering in 2008 and first quarter 2009 consisted of its foundational Life Map NutritionTM System. The LifeMap NutritionTM System is the first comprehensive system of personalized (mass customized) nutritional supplement manufacturing based on genetic testing that measures single nucleotide polymorphisms (“SNPs”; pronounced “snips”) in DNA. GeneLink’s patented pending assessments, such as GeneLink Healthy Aging AssessmentTM and Oxidative Stress, form the foundation. Genetic test results drive a proprietary algorithm that generates a nutritional report linked to an individual “titration matrix.” In order help compensate for any anticipated need for additional supplementation, “genetically selected ingredients” and nutrients (SNPboostsTM, or “snip boosts”) are titrated and blended into the individual nutritional formulation. Thus, each customer’s product is individually customized and manufactured, just for that customer.

GeneWize, as a direct selling company, offers customers the opportunity to participate in selling and distributing the products to others and receive compensation for doing so. These independent marketing affiliates must agree to comply with the Company’s policies related to sales and distribution of product, particularly as it relates to product claims or, in the case of recruiting other affiliates, income potential. In return for creating sales and complying with appropriate policies and regulations, GeneWize provides commissions and incentives. It also provides internet ordering sites, business management tools, marketing materials, training and events in support of these affiliates.

2 – BASIS OF PRESENTATION	The accompanying unaudited consolidated financial statements have been prepared by the Company in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X relating to interim financial statements. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the consolidated financial statements and notes thereto included in the Annual Report on Form 10-K of GeneLink, Inc. and Subsidiaries for the year ended December 31, 2008.

In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary to present fairly the information set forth in the accompanying consolidated financial statements have been included. The results reported in these consolidated financial statements for the three-month period ended March 31, 2009 should not be regarded as necessarily indicative of results that may be expected for the year ended December 31, 2009.

3 – STOCKHOLDERS’ EQUITY TRANSACTIONS AND CONVERTIBLE SECURED PROMISSORY NOTES	In January 2009, the Company sold 5,650,000 shares of restricted Common Stock of the Company at a purchase price of $0.10 per share pursuant to a continued Confidential Private Offering Memorandum, and received an aggregate gross amount of $565,000.

On February 26, 2009, the Company issued to an accredited investor $1,000,000 principal amount of Convertible Notes and issued 1,500,000 warrants to acquire shares of Common Stock at an exercise price of $0.11 per share in connection therewith. The warrants are exercisable on or after August 26, 2009 and on or before February 26, 2014. In March 2009, the Company issued an additional $200,000 of Convertible Notes and issued 300,000 additional warrants in connection therewith. Of the $1,200,000 total proceeds, $166,158 was allocated to the warrants and $140,000 was allocated to the conversion feature.

The Convertible Notes mature on February 26, 2014 and bear interest at the rate of 8% per year through February 26, 2011 and thereafter bear interest at the rate of 10% per year. The Convertible Notes may not be prepaid without the approval of the holders of the Convertible Notes.

In connection with the issue of the Convertible Notes and warrants, the Company paid a commission of $104,000 to First Equity Capital Securities, Inc., as agent for the offering, which has been recorded as a reduction of the proceeds in accordance with AICPA Technical Practice Aid 4110.01. First Equity Capital Securities, Inc., is owned and controlled by Kenneth R. Levine, a holder of more than five percent of the outstanding Common Stock of the Company.

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

4 – SUBSEQUENT EVENTS	In April 2009, the Company issued an additional $50,000 Convertible Note and 75,000 warrants (see Note 3).

By Order and Opinion dated May 5, 2009 and received on May 8, 2009, the Court of Common Pleas of Pennsylvania, Philadelphia County, dismissed an action brought by the Company’s former Chief Executive Officer, President and Chief Financial Officer, John DePhillipo, and Mr. DePhillipo’s wife, Maria DePhillipo (the “Action”) in August 2008. In the Action, the DePhillipos alleged that the Company, as well as its subsidiary GeneWize, Inc. and several of the Company’s directors, officers and representatives, defrauded them into settling a lawsuit previously commenced by Mr. DePhillipo against the Company in the Superior Court of New Jersey, Atlantic County (the “New Jersey Action”). In the Action, the DePhillipos sought the return of 3,953,000 shares of the Company’s common stock sold to the Company pursuant to the settlement, allegedly worth approximately $20 million based upon an alleged value of $5.00 per share.

The DePhillipos filed a Notice of Appeal with respect to the Order and Opinion on May 14, 2009.

Via its Order and Opinion, the Court dismissed the Action, concluding that the DePhillipos’ claims were not viable. The Court also determined that it lacked jurisdiction over the Company’s counsel in the New Jersey Action as well as the Company’s advisors.

In October 2005, the Company terminated the employment of Mr. DePhillipo. In 2005, Mr. DePhillipo commenced the New Jersey Action, alleging that his termination by the Company “for cause” was improper and therefore he was entitled to severance pay. The Company filed counterclaims against Mr. DePhillipo for breach of fiduciary duty, conversion, negligent misrepresentation, unjust enrichment and fraud while Mr. DePhillipo served as the Company’s Chief Executive Officer, President and Chief Financial Officer. The counterclaims sought recovery in excess of that sought by Mr. DePhillipo.

On May 13, 2008, the Company and Mr. DePhillipo reached a settlement in the New Jersey Action pursuant to which the Company and Mr. DePhillipo settled all issues, claims and counterclaims pending in that action. Under such settlement, the Company acquired 3,953,000 shares of the Company’s common stock from Mr. DePhillipo and his family, paying Mr. DePhillipo and his family $0.06 for each such share and resulting in a purchase price of $237,180. The Company also paid Mr. DePhillipo $220,000. As part of the settlement, the Company and Mr. DePhillipo exchanged general releases.

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
     Operating results for the three-month period ended March 31, 2009 are not necessarily indicative of the results that may be expected for the full fiscal year.
GENERAL
     The Company has created a breakthrough methodology for SNP (single nucleotide polymorphism) based genetic profiling (patents issued and pending) and the Company is marketing and/or licensing these proprietary assessments to companies that manufacture or market to the nutraceutical, personal care and skin care industries, as well as developing our own proprietary products for sale based on its profiling system.
     The Company’s expansion into the bioscience field with its innovative genetic profiles help companies create and deliver more effective products – personalized wellness and “quality of life” products tailored to their customer’s individual needs – based on the science of genetics, thereby allowing the consumer and/or their health care provider to determine what vitamin/nutritional supplements, skin-care products, and health care or weight loss regimens are best for their individual needs.
     The Company also does business through wholly-owned subsidiaries. GeneWize Life Sciences, Inc. (“GeneWize”) provides genetically customized products and services to the nutrition and skincare markets. GeneWize formally launched its products and services in August 2008 and distributes its products through a network marketing system, which is a form of direct selling.
OVERVIEW
     The first quarter of 2009, the Company continued to develop its foundations as a leader in the genetically customized nutritional and personal care solutions. Nearly all of the $1,972,038 of revenues realized in the first quarter of 2009 were through GeneWize. During the quarter ended March 31, 2009, GeneWize added 1,674 new independent sales affiliates and 727 additional non-affiliate customers.
     The Company continued to invest in systems and products through GeneWize. In February 2009, GeneWize began shipping its new LifeMap Essentials product, a non-customized nutritional preparation for customers genetically customized LifeMap Nutritional System solution. Additionally, in March, 2009, GeneWize launched GeneWize Academy, a sophisticated video/audio/interactive on-line educational resource. The Company believes that GeneWize Academy will assure a high level of education and consistency across the GeneWize sales channel, and will result in the best service and quality to customers as the Company grows.

     In addition to new products, GeneWize went through a major redesign and enhancement of its sales and marketing materials provided to independent marketing affiliates. The content, as well as the look-and-feel, continue to be rolled out to other materials and web tools to enhance the sales and marketing of those affiliates.
     GeneWize also continued to invest in its infrastructure to support future growth. In particular, sales and distribution information systems continued to improve reporting for affiliates. Investment in systems has enabled the Company to improve in sales force management and better leverage administrative staffing costs.
LIQUIDITY AND CAPITAL RESOURCES
     For the three-month period ended March 31, 2009, the Company’s primary liquidity requirements have been the funding of its sales and marketing efforts, the payment of compensation to officers and consultants and the payment of accounts payable.
     Cash and cash equivalents at March 31, 2009 amounted to $676,251 as compared to $435,197 at December 31, 2008, an increase of $241,054. During the first three months of 2009, the Company’s operating activities utilized $1,376,383, as compared to $434,139 for the first three months of 2008, an increase of $942,244. Cash utilized during these periods partially funded the paying down of accounts payable, the Company’s operating losses for such periods, and, during the first three months of 2008, the costs of defending the litigation brought against the Company by its former Chief Executive Officer and President.
     Investing activities utilized $8,964 for the three months ended March 31, 2009 as compared to utilizing $54,566 for the three months ended March 31, 2008, a decrease of $45,602. Financing activities provided $1,626,401 for the three month period ended March 31, 2009 as compared to $0 for the three months ended March 31, 2008, through the issuance of $565,000 of stock and $1,200,000 of convertible promissory notes, less costs associated with such offerings.
     The Company will require approximately $1,500,000 of additional funds in 2009 to further implement its sales and marketing strategy for the balance of 2009 and for other working capital needs. If the Company is not able to secure such additional required funding, it will continue to realize negative cash flow and losses and may not be able to continue operations.
COMPARISON OF THREE MONTHS ENDED MARCH 31, 2009 TO THREE MONTHS ENDED MARCH 31, 2008
Financial Condition
     Assets of the Company increased from $2,545,226 at December 31, 2008 to $2,742,591 at March 31, 2009, an increase of $197,365. This increase was primarily due to an increase in cash from $435,197 at December 31, 2008 to $676,251 at March 31, 2009, an increase of $241,054, as partially offset by a decrease in accounts receivable from $713,565 at December 31, 2008 to $588,088 at March 31, 2009, a decrease of $125,477.
     Liabilities of the Company decreased from $2,492,982 at December 31, 2008 to $2,348,417 at March 31, 2009, a decrease of $144,565. This decrease in liabilities primarily resulted from a decrease in accounts payable from $2,034,322 at December 31, 2008 to $1,115,747 at March 31, 2009, a decrease of $918,575, as the Company used a portion of the $1,626,401 of net financing proceeds it received in the three months ended March 31, 2009 to pay down accounts payable, as partially offset by an increase convertible promissory notes payable, net of issuance of debt and conversion discounts, from $0 at December 31, 2008 to $818,308 at March 31, 2009. The $818,308 amount of convertible promissory notes payable reflected on the March 31, 2009 balance sheet is net of debt issuance costs and stock conversion discounts. As of March 31, 2009, $1,200,000 principal amount of convertible secured promissory notes were outstanding. See Note 3 to the financial statements for more information.
Results of Operations
     Revenues. Total revenues for the three months ended March 31, 2009 were $1,972,038 as compared to $26,424 for the three months ended March 31, 2007, an increase of $1,945,614. Sales were up dramatically due to the launch in 2008 of GeneWize Life Sciences and its LifeMap Nutrition System products.
     Gross Profit. Gross profit increased from $1,109 for the three months ended March 31, 2008 to $1,047,264 for the three months ended March 31, 2009, an increase of $1,046,155. Gross profit margin increased from 4.2% to 53.1%, also due to GeneWize’s LifeMap Nutrition System product launch. Gross profit margin for the three months ended March 31, 2009 was less than the gross profit margin in 2008 and was lower than anticipated due to (i) a substantial shift in product sales mix which yielded a lower gross profit margin and (ii) higher than expected product costs incurred during the three months ended March 31, 2009 related to orders received in 2008 and held due to various state testing regulations.
     Expenses. Total expenses for the three months ended March 31, 2009 were $1,557,493 as compared to $449,359 for the three months ended March 31, 2008, an increase of $1,108,134. The increase in expenses primarily resulted from sales commission expenses paid to sales affiliates totaling $733,025 for the three months ended March 31, 2009, representing 37% of the Company’s sales for the three months ended March 31, 2009. Compensation expenses also increased by $188,027 during the three months ended March 31, 2009 as the Company added management and operational staff. Technology and systems-related costs increased by $117,035, from $2,475 for the three months ended March 31, 2008 to $119,510 for the three months ended March 31, 2009.
     Operating Losses. The Company incurred an operating loss of $470,474 for the three months ended March 31, 2009 as compared to an operating loss of $401,498 for the three months ended March 31, 2008, an increase of $68,976.
     Net Losses. The Company incurred a net loss of $510,229 for the three months ended March 31, 2009 as compared to a net loss of $448,250 for the three months ended March 31, 2008, an increase of $61,979.
Factors Affecting the Company’s Business and Prospects
     There are a number of factors that affect the Company’s business and the result of its operations. These factors include general economic and business conditions; the level of acceptance of the Company’s products and services; the rate and commercial applicability of advancements and discoveries in the genetics field; the Company’s ability to enter into strategic alliances with companies in the genetics, pharmaceutical and nutrition industries; the ability of the Company to raise the financing necessary to fund its business and marketing plan, fund its research and development to pay salaries to its officers and employees and to pay its accounts payable; and the ability of the Company to support its independent sales representatives.

Item 3	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.

Item 4.	CONTROLS AND PROCEDURES
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
Changes in Internal Control Over Financial Reporting
     There has been no change in the Company’s internal control over financial reporting during the three months ended March 31, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION

Item 1	LEGAL PROCEDURES

By Order and Opinion dated May 5, 2009 and received on May 8, 2009, the Court of Common Pleas of Pennsylvania, Philadelphia County, dismissed an action brought by the Company’s former Chief Executive Officer, President and Chief Financial Officer, John DePhillipo, and Mr. DePhillipo’s wife, Maria DePhillipo (the “Action”) in August 2008. In the Action, the DePhillipos alleged that the Company, as well as its subsidiary GeneWize, Inc. and several of the Company’s directors, officers and representatives, defrauded them into settling a lawsuit previously commenced by Mr. DePhillipo against the Company in the Superior Court of New Jersey, Atlantic County (the “New Jersey Action”). In the Action, the DePhillipos sought the return of 3,953,000 shares of the Company’s common stock sold to the Company pursuant to the settlement, allegedly worth approximately $20 million based upon an alleged value of $5.00 per share.

Via its Order and Opinion, the Court dismissed the Action, concluding that the DePhillipos’ claims were not viable. The Court also determined that it lacked jurisdiction over the Company’s counsel in the New Jersey Action as well as the Company’s advisors.

The DePhillipos filed a Notice of Appeal with respect to the Order and Opinion on May 14, 2009.

In October 2005, the Company terminated the employment of Mr. DePhillipo. In 2005, Mr. DePhillipo commenced the New Jersey Action, alleging that his termination by the Company “for cause” was improper and therefore he was entitled to severance pay. The Company filed counterclaims against Mr. DePhillipo for breach of fiduciary duty, conversion, negligent misrepresentation, unjust enrichment and fraud while Mr. DePhillipo served as the Company’s Chief Executive Officer, President and Chief Financial Officer. The counterclaims sought recovery in excess of that sought by Mr. DePhillipo.

On May 13, 2008, the Company and Mr. DePhillipo reached a settlement in the New Jersey Action pursuant to which the Company and Mr. DePhillipo settled all issues, claims and counterclaims pending in that action. Under such settlement, the Company acquired 3,953,000 shares of the Company’s common stock from Mr. DePhillipo and his family, paying Mr. DePhillipo and his family $0.06 for each such share and resulting in a purchase price of $237,180. The Company also paid Mr. DePhillipo $220,000. As part of the settlement, the Company and Mr. DePhillipo exchanged general releases.

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
GENELINK, INC.
(Registrant)

Date: May 19, 2009	By:	/s/ Monte E. Taylor, Jr.
Monte E. Taylor, Jr., Chief Executive
Officer and Chief Financial Officer