Form 10-Q
period 2009-06-30
GENELINK INC
filed 2009-08-14
CIK 941020

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2009
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
(800) 558-4363

Registrant’s telephone number, including area code
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑     No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐     No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
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

Number of Shares of Common Stock
Outstanding on August 12, 2009	109,782,025

		Page

PART I. FINANCIAL INFORMATION

ITEM 1	Financial Statements.

	Consolidated Balance Sheets at June 30, 2009 (unaudited) and December 31, 2008	3

	Consolidated Statements of Income for the three months and six months ended June 30, 2009 and 2008 (unaudited)	4

	Consolidated Statements of Cash Flows for the six months ended June 30, 2009 and 2008 (unaudited)	5-6

	Notes to Consolidated Financial Statements	7-10

GENELINK, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	June 30, 2009	December 31, 2008

ASSETS
Cash and cash equivalents	$347,941	$435,197
Accounts receivable	613,481	713,565
Inventory	654,541	739,515
Prepaid expenses	66,309	53,688

Total current assets	1,682,272	1,941,965

Property and equipment	247,591	281,984
Other assets	317,279	321,277

Total assets	$2,247,142	$2,545,226

LIABILITIES

Current maturity of long-term debt	$3,617	$60,269
Accounts payable and accrued expenses	1,077,096	2,034,322
Accrued compensation	199,710	218,664
Deferred revenue	250,694	161,727
Loans payable	18,000	18,000

Total current liabilities	1,549,117	2,492,982

Convertible promissory notes payable, net of issuance of debt and stock conversion discounts	863,955	0

Total liabilities	2,413,072	2,492,982

SHAREHOLDERS’ EQUITY (DEFICIENCY)
Common stock, $.01 par value, 250,000,000 shares and 125,000,000 shares authorized as of June 30, 2009 and December 31, 2008, respectively; 110,836,291 shares and 104,561,291 shares issued as of June 30, 2009 and December 31, 2008 respectively; 106,477,132 shares and 100,202,132 shares outstanding as of June 30, 2009 and December 31, 2008, respectively	1,108,363	1,045,613
Additional paid in capital	12,712,172	12,235,833
Stock warrants	3,181,843	2,608,240
Accumulated deficit	(16,616,073)	(15,285,207)
Treasury stock, 4,359,169 shares as of June 30, 2009 and December 31, 2008, at cost	(552,235)	(552,235)

Total shareholders’ equity (deficiency)	(165,930)	52,244

Total liabilities and shareholders’ equity (deficiency)	$2,247,142	$2,545,226

The accompanying notes are an integral part of the consolidated financial statements

GENELINK, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For The	For The	For The	For The
	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008

REVENUE	$2,113,177	$124,503	$4,085,215	$152,960
COST OF GOODS SOLD	937,532	109,172	1,862,307	137,502

GROSS PROFIT	1,175,645	15,331	2,222,908	15,458

EXPENSES
Selling, general and administrative	1,936,388	852,598	3,447,555	1,242,515
Research and development	0	0	0	12,951

	1,936,388	852,598	3,447,555	1,255,466

OPERATING LOSS	(760,743)	(837,267)	(1,224,647)	(1,240,008)

OTHER INCOME (EXPENSES)
Amortization and depreciation	(21,404)	(23,695)	(55,948)	(37,063)
Interest income (expense)	(38,490)	(246,517)	(50,271)	(279,901)

	(59,894)	(270,212)	(106,219)	(316,964)

NET LOSS BEFORE PROVISION FOR INCOME TAXES	(820,637)	(1,107,479)	(1,330,866)	(1,556,972)

PROVISION FOR INCOME TAXES	0	0	0	0

NET LOSS	$(820,637)	$(1,107,479)	$(1,330,866)	$(1,556,972)

NET LOSS PER SHARE, BASIC & DILUTED	$(0.01)	$(0.01)	$(0.01)	$(0.02)

Weighted average common shares and diluted potential common shares.	110,313,235	70,518,164	106,532,888	67,634,734

The accompanying notes are an integral part of the consolidated financial statements

GENELINK, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

Six months ended June 30	2009	2008

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,330,866)	$(1,556,972)
Adjustments to reconcile net loss to net cash used by operating activities
Depreciation and amortization	55,948	37,063
Amortization of discounts on loans payable	19,295	240,844
Stock and warrants issued for services	35,000	0
Common stock issued for services	15,000	0
Fair value of options granted for services	153,950	84,200
Changes in operating assets and liabilities
Accounts receivable	100,084	(245,460)
Inventory	84,974	(146,258)
Prepaid expenses	(12,621)	(159,776)
Other assets	(8,592)	24,000
Accounts payable and accrued expenses	(957,225)	285,116
Accrued compensation	(18,954)	(54,168)
Deferred revenue	88,967	1,044,427

Net cash used by operating activities	(1,775,040)	(446,984)

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(8,414)	(144,740)
Patent acquisition costs	(550)	(25,488)

Net cash used by investing activities	(8,964)	(170,228)

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from loans and notes payable	1,250,000	0
Proceeds from issuance of common stock and warrants, net	617,500	0
Principal payments on capital lease obligation	(32,560)	(2,456)
Principal payments on note payable	(24,092)	0
Commissions paid for fundraising costs	(114,100)	0
Purchase of treasury stock	0	(237,180)
Proceeds from exercise of stock warrants	0	706,990

Net cash provided by financing activities	1,696,748	467,354

The accompanying notes are an integral part of the consolidated financial statements

GENELINK, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

Six months ended June 30	2009	2008

NET DECREASE IN CASH AND CASH EQUIVALENTS	(87,256)	(149,858)

Cash and cash equivalents, beginning of period	435,197	972,371

Cash and cash equivalents, end of period	$347,941	$822,513

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for interest	$2,934	$0

Non-cash investing and financing transactions:
Equipment acquired under capital lease	$0	$31,000
Stock warrants granted for services	$160,000	$84,200
Stock warrants granted for fundraising	$178,795	$0
Conversion of notes payable and accrued interest to common stock	$0	$882,041
Common stock issued for services	$15,000	$0
The accompanying notes are an integral part of the consolidated financial statements

GENELINK, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1—DESCRIPTION OF
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

The Company has developed proprietary SNP-based genetic profiles (named GeneLink Nutragenetic Profile ™ and Dermagenetics® profiles). These profiles provide a means of predicting an individual’s inherent genetic capacity to combat such conditions as oxidative stress and other important areas of physiologic health. The profiles, for example, can measure a person’s potential to efficiently control oxygen free radical damage, eliminate hydrogen peroxide, protect and repair oxidized phospholipids and destroy harmful environmental compounds. The Company’s profile assessment enables nutritional and skin care companies and health care professionals to recommend a specific and targeted regime of antioxidant vitamins, nutrients or skin care formulations that have been specifically designed to compensate for predicted deficiencies and to help provide individuals the best of health and appearance.

The Company’s laboratory assessments are performed under contract in leading genomics laboratories and have been independently validated by the laboratories. In early 2009, the Company expanded its international network of qualified laboratories with the addition of a highly automated United States based clinical laboratory whose credentials include College of American Pathologists “CAP” accreditation, CLIA certification, and State of California licensure.

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

GeneWize’s product offering in 2008 and first two quarters of 2009 consisted of its foundational Life Map NutritionTM System. The LifeMap NutritionTM System is the first comprehensive system of personalized (mass customized) nutritional supplement manufacturing based on genetic testing that measures single nucleotide polymorphisms (“SNPs”; pronounced “snips”) in DNA. GeneLink’s patented and patent pending assessments, such as GeneLink Healthy Aging AssessmentTM and Oxidative Stress, form the foundation. Genetic test results drive a proprietary algorithm that generates a nutritional report linked to an individual “titration matrix.” In order help compensate for any anticipated need for additional supplementation, “genetically selected ingredients” and nutrients (SNPboostsTM, or “snip boosts”) are titrated and blended into the individual nutritional formulation. Thus, each customer’s product is individually customized and manufactured, just for that customer.

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

In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary to present fairly the information set forth in the accompanying consolidated financial statements have been included. The results reported in these consolidated financial statements for the three-month period ended June 30, 2009 should not be regarded as necessarily indicative of results that may be expected for the year ended December 31, 2009.

3— STOCKHOLDERS’ EQUITY TRANSACTIONS AND CONVERTIBLE SECURED PROMISSORY NOTES	During the six months ended June 30, 2009, the Company sold 6,175,000 shares of restricted Common Stock of the Company at a purchase price of $0.10 per share pursuant to a continued Confidential Private Offering Memorandum, and received an aggregate gross amount of $617,500. The Company granted 375,000 Warrants to acquire shares of Common Stock at an exercise price of $0.11 to investors in connection with the purchase.
During the six months ended June 30, 2009, the Company issued $1,250,000 principal amount of Convertible Notes and issued 1,875,000 Warrants to acquire shares of Common Stock at an exercise price of $0.11 per share in connection therewith. The Warrants are exercisable on or after August 26, 2009 and on or before February 26, 2014. Of the $1,250,000 total proceeds, $175,341 was allocated to the warrants and $150,000 was allocated to the conversion feature.

The Convertible Notes mature on February 26, 2014 and bear interest at the rate of 8% per year through February 26, 2011 and thereafter bear interest at the rate of 10% per year. The Convertible Notes may not be prepaid without the approval of the holders of the Convertible Notes.

The Convertible Notes are convertible at the option of the holders of the Convertible Notes. A mandatory conversion of the Convertible Notes will occur if after the Initial Conversion Date the closing price of the Common Stock of the Company is at least $0.50 per share for 30 consecutive trading days.

The conversion price for the Convertible Notes is $0.10 per share, subject to adjustment in the event of a stock split, combination, reclassification, reorganization or similar event.

During the six months ended June 30, 2009, the Company issued Common Stock valued at $15,000 and paid $10,000 as advances on commissions for investment banking services.

In connection with the convertible secured promissory notes and shares of Common Stock issued, the Company paid cash commissions of $114,100 and granted 178,795 Warrants to acquire shares of Common Stock at exercise prices of $0.10 and $0.11 per share, to First Equity Capital Securities, Inc., as the agent for the offering, which has been recorded as a reduction of the proceeds in accordance with AICPA Technical Practice Aid 4110.01. First Equity Capital Securities, Inc. is owned and controlled by Kenneth R. Levine, a holder of more than five percent of the outstanding common stock of the Company.

During the six months ended June 30, 2009, the Company granted 1,225,000 Warrants to acquire shares of Common Stock at exercise prices of $0.13 and $0.16 per share for services provided.

On June 1, 2009, the shareholders of the Company approved an amendment to the Company’s Articles of Incorporation to increase the authorized capital of the Company from 125,000,000 shares of Common Stock, $0.01 par value, to 250,000,000 shares of Common Stock, $0.01 par value, and adopted the Company’s 2009 Stock Option Plan.

4— SUBSEQUENT EVENTS	In July 2009, the Company sold an additional $305,000 of restricted Common Stock at a purchase price of $.10 per share (see Note 3).

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
Operating results for the six-month period ended June 30, 2009 are not necessarily indicative of the results that may be expected for the full fiscal year.
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
OVERVIEW
During the first half of 2009, the Company continued to develop its operating infrastructure to support its position as a leader in the genetically customized nutritional and personal care businesses. Nearly all of the $4,085,215 of revenues realized in the two quarters of 2009 were through its GeneWize subsidiary which was launched August 2008. Prior year revenues for the same period totaled $152,960.
New affiliates additions in the quarter ended June 30, 2009 totaled 1,464, compared to the total of 1,674 for the quarter ended March 31, 2009, a decrease of 15%, attributed largely to first quarter special promotions and seasonality. New customer additions totaled 1,056 in the quarter ended June 30, 2009, compared to 727 in the quarter ended March 31, 2009, an increase of 39%. Recurring orders rose 27% for the quarter ended June 30, 2009 to 13,367, up from 10,504 in the quarter ended March 31, 2009. The increase in recurring orders is largely attributable to the implementation of the LifeMap Essentials product in late March 2009.

In May 2009, GeneWize announced the appointment of a new Senior Vice President of Marketing, Sharon Tahaney. Ms. Tahaney comes from a broad background in Network Marketing. Having recently served as the Senior Vice President of Leadership Development for Tupperware U.S. and Canada, Ms. Tahaney successfully directed field leadership growth and training while also leading the communications, events and training teams. At Tupperware, she created and directed Leadership Training resulting in dramatic increases in the effectiveness of both personal and team recruiting.
Also in May 2009, GeneWize successfully hosted its first Science Summit in Orlando for over 200 affiliates and their guests. The focus of the event was on GeneLink’s proprietary science. Highlights of the Summit included presentations by various nutritional experts as well as GeneLink’s Scientific Advisory Board.
The Company continued to invest in new products through GeneWize. The second quarter of 2009 represents the first full quarter of shipment of GeneWize’s new LifeMap Essentials product, a non-customized nutritional preparation for customers genetically customized LifeMap Nutritional System solution. The implementation of the LifeMap Essentials has significantly increased customer retention as customers can receive a nutritional product immediately while they await their DNA test results and their custom formulation. In addition, GeneWize launched its first LifeStyle Boost in June 2009. LifeMap Alert™ is designed to provide an energy boost to overcome an energy “lull” or fatigue, or for a pre-workout boost to maximize exercise benefits.
GeneWize hosted its annual Recognition Celebration on August 6-8 in Orlando, FL. Over 250 affiliates and guests joined in training and heard announcements of plans for the third quarter 2009. At the conference the Company announced a new genetically customized skin care solution, LifeMap Me™ (made exclusively). This skin care solution follows on GeneLink’s experience in providing customized skincare through the spa channel since 2004. Interest by affiliates has been high as a skincare solution has been anticipated since the launch of GeneWize in August 2008. At the August 2009 event over 200 affiliates received their LifeMap Me customized pre-launch serum. GeneWize looks to begin shipping LifeMap Me toward the end of the third quarter of 2009.
Sales of new and existing products is being supported by the introduction of a new LifeMap Magazine as well as new web tools for affiliates which will include new training, sales and video tools. LifeMap Magazine will include health and wellness articles focused on both DNA as well as lifestyle related healthy aging issues. The LifeMap Magazine will include a DNA collection kit shipped with each issue so a potential customer, after reading about the technology and products, can immediately swab and collect their DNA and place an order. Web tools will include enhanced sales management as well as social networking and other sales support tools.
In the continuing matter of litigation by the Company’s former CEO John DePhillipo, by Order and Opinion dated May 5, 2009 and received on May 8, 2009, the Court of Common Pleas of Pennsylvania, Philadelphia County, dismissed the action brought by him, and Mr. DePhillipo’s wife, Maria DePhillipo in August 2008. Via its Order and Opinion, the Court dismissed the action, concluding that the DePhillipos’ claims were not viable. The DePhillipos filed a Notice of Appeal with respect to the Order and Opinion on May 14, 2009.

LIQUIDITY AND CAPITAL RESOURCES
For the three-month and six-month periods ended June 30, 2009, the Company’s primary liquidity requirements have been the funding of its sales and marketing efforts and the payment of staff compensation, operating expenses and accounts payable.
Cash and cash equivalents at June 30, 2009 amounted to $347,941 as compared to $435,197 at December 31, 2008, a decrease of $87,256. During the first six months of 2009, the Company’s operating activities utilized $1,775,040, as compared to $446,984 for the first six months of 2008, an increase of $1,328,056. Cash utilized during these periods partially funded the paying down of accounts payable, the Company’s operating losses for such periods, and the costs of defending the litigation brought against the Company by its former Chief Executive Officer and President.
Financing activities provided $1,696,748 in net proceeds for the six month period ended June 30, 2009 as compared to $467,354 in net proceeds for the six month period ended June 30, 2008, an increase of $1,229,394. Financing activities during the six month ended June 30, 2009 primarily consisted of the issuance of $617,500 of restricted common stock and $1,250,000 of convertible promissory notes, less costs associated with such offerings.
The Company will require approximately $2,000,000 of additional funds to further implement its sales and marketing strategy, for research and development and for other working capital needs. In June 2009, at the Company’s Annual Meeting of Shareholders, the Shareholders of the Company approved an increase in the authorized capital of the Company from 125,000,000 shares of Common Stock to 250,000,000 shares of Common Stock to accommodate additional fund raising efforts required for continued growth and for other working capital needs. If the Company is not able to secure such additional required funding, it will continue to realize negative cash flow and losses and may not be able to continue operations.
COMPARISON OF THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2009 TO THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2008
Financial Condition
Assets of the Company decreased from $2,545,226 at December 31, 2008 to $2,247,142 at June 30, 2009, a decrease of $298,084. This decrease was primarily due to a decrease in cash and cash equivalents, from $435,197 at December 31, 2008 to $347,941 at June 30, 2009, a decrease of $87,256; a decrease in accounts receivable from $713,565 at December 31, 2008 to $613,481 at June 30, 2009, a decrease of $100,084; and a decrease in inventory from $739,515 at December 31, 2008 to $654,541 at June 30, 2009, a decrease of $84,974. The change in accounts receivable represents a reduction in the Company’s credit card reserve held by its merchant services providers. Inventory reductions reflect a normal drawdown for cost of goods sold.
Liabilities decreased from $2,492,982 at December 31, 2008 to $2,413,072 at June 30, 2009, a decrease of $79,910. This decrease in liabilities was primarily due to a decrease in accounts payable and accrued expenses from $2,034,322 at December 31, 2008 to $1,077,096 at June 30, 2009, a decrease of $957,226, as partially offset by an increase in convertible promissory notes payable from $0 at December 31, 2008 to $863,955 at June 30, 2009. The $863,955 amount of convertible promissory notes payable reflected on the June 30, 2009 balance sheet is net of debt issuance costs and stock conversion discounts. As of June 30, 2009, $1,250,000 principal amount of convertible secured promissory notes were outstanding. See Note 3 to the Financial Statements for more information.
Results of Operations
Revenues. Total revenues for the three months ended June 30, 2009 were $2,113,177 as compared to $124,503 for the three months ended June 30, 2008, and for the six months ended June 30, 2009 were $4,085,215 as compared to $152,960 for the six months ended June 30, 2008. Revenues during the three months and six months ended June 30, 2009 were up dramatically from 2008 due to the August 2008 launch of GeneWize Life Sciences and its LifeMap Nutrition Products.
Gross Profit. Gross profit increased from $15,331 and $15,458 for the three and six months ended June 30, 2008, respectively, to $1,175,645 and $2,222,908 for the three and six months ended June 30, 2009, respectively. Gross profit margin increased from 12.3% and 10.1% for the three months and six months ended June 30, 2008, respectively, to 55.6% and 54.4% for the three months and six months ended June 30, 2009, respectively. Gross profits and gross profit margins increased due to GeneWize’s LifeMap Nutrition Systems product launch.
Expenses. Expenses for the three months ended June 30, 2009 were $1,996,282 as compared to $1,122,810 for the three months ended June 30, 2009, an increase of $873,472, and for the six months ended June 30, 2009 were $3,553,774 as compared to $1,572,430 for the six months ended June 30, 2008, an increase of $1,981,348. The increases in expenses over 2008 for the three months and six months ended June 30, 2009 primarily resulted from $802,804 and $1,524,297 of sales commission expenses and related earned by sales affiliates during the three months and six months ended June 30, 2009, respectively, representing 38% and 37% respectively, of revenues during such periods.
Legal costs relating to litigation continued to be costs substantially above those required for normal operations. Payroll and related expenses decreased by $88,202 during the three months ended June 30, 2009 as compared to the three months ended March 31, 2009, as the Company reduced management and operational staff due to greater systems efficiencies. The Company incurred additional expenses for its Science Summit and its related meetings of the Scientific Advisory Board and 2009 Annual Meeting of Shareholders during the six months ended June 30, 2009. Non-cash expenses for the three months ended June 30, 2009 included $153,950 expenses related to option grants, most of which were issued in prior years which vested in the current period.
Operating Losses. The Company incurred an operating loss of $760,743 for the three months ended June 30, 2009, as compared to an operating loss of $837,267 for the three months ended June 30, 2008, a decrease of $76,524, and an operating loss of $1,224,647 for the six months ended June 30, 2009, as compared to an operating loss of $1,240,008 for the six months ended June 30, 2008, a decrease of $15,364. The loss for the three months ended June 30, 2009 includes $153,950 of non-cash expenses related to option grants most of which were issued in prior years which vested in the current period.
Net Losses. The Company incurred a net loss of $820,637 for the three months ended June 30, 2009 as compared to a net loss of $1,107,479 for the three months ended June 30, 2008, a decrease of $286,842, and a net loss of $1,330,866 for the six months ended June 30, 2009 as compared to $1,566,972 for the six months ended June 30, 2008, a decrease of $236,106.
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
Changes in Internal Control Over Financial Reporting
     There has been no change in the Company’s internal control over financial reporting during the three months ended June 30, 2009 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
On June 1, 2009, at the 2009 Annual Meeting of Shareholders of the Company, the Shareholders voted upon the election of five directors to hold office until the

Annual Meeting of Shareholders of the Company in 2010 and until their respective successors are duly elected and qualified; the amendment to the Company’s Articles of Incorporation to increase the capitalization from 125,000,000 shares of Common Stock, $0.01 par value to 250,000,000 shares of Common Stock, $0.01 par value; and the adoption of the Company’s 2009 Stock Option Plan.
Votes were cast for the election of directors as follows, each of whom will serve as a director after the 2009 Annual Meeting.

Nominee	Votes For	Votes Withheld

Robert Hoekstra	52,496,208	4,131,403
Dr. Bernard L. Kasten, Jr.	55,070,613	1,556,998
Robert P. Ricciardi, Ph.D.	55,068,613	1,558,998
John H. Souza	55,068,613	1,558,998
Monte E. Taylor, Jr.	54,685,001	1,642,610
Votes were cast for the approval of the amendment to the Company’s Articles of Incorporation as follows:

Votes For	Votes Against	Abstain

55,433,560	1,188,851	5,200
Votes were cast for the approval of the adoption of the Company’s 2009 Stock Option Plan as follows:

Votes For	Votes Against	Abstain

55,096,856	1,521,505	9,250

Item 5	OTHER INFORMATION
Not applicable.

Item 6.	EXHIBITS AND REPORTS ON FORM 8-K.

Exhibit No.	Description

31.1	Certificate of the Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* * * * * *
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GENELINK, INC. (Registrant)
Date: August 14, 2009	By:	s/ Monte E. Taylor, Jr.
Monte E. Taylor, Jr., Chief Executive
Officer and Chief Financial Officer