Form 10-K/A
period 2008-12-31
GENELINK INC
filed 2009-11-05
CIK 941020

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K/A
(Amendment No. 1)
(Mark One)

☑	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008
OR

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File No. 000-30518
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
Common Stock, $.01 Par Value
(Title of class)
Indicate by check mark if the registrant is well-known season issuer, as defined in Rule 405 of the Securities Act.
Yes ☐ No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.
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
Yes ☐ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12B-12 of the Exchange Act).
Yes ☐ No ☑
Aggregate market value of common stock held by non-affiliates of the Registrant, as of June 30, 2008 was $44,100,000 based on the closing price of the common stock of the Nasdaq OTC Bulletin Board.
As of October 30, 2009, there were 110,712,025 shares of the issuer’s common stock, $.01 par value, outstanding.
EXPLANATORY NOTE
This Annual Report on Form 10-K/A is being filed by GeneLink, Inc. (the “Registrant”) to amend the Annual Report on Form 10-K filed by the Registrant with the Securities and Exchange Commission on March 31, 2009 to revise the signature page and Exhibit 31.1 and to add Exhibits 3.1 and 10.1.

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

ITEM 1. DESCRIPTION OF BUSINESS
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
GeneWize’s product offering in 2008 consisted of its foundational LifeMap Nutrition™ System. The LifeMap Nutrition™ System is the first comprehensive system of personalized (mass customized) nutritional supplement manufacturing based on genetic testing that measures single nucleotide polymorphisms (“SNPs”; pronounced “snips”) in DNA. GeneLink’s patented pending assessments, such as GeneLink Healthy Aging Assessment™ and Oxidative Stress, form the foundation of this system. Genetic test results drive a proprietary algorithm that generates a nutritional report linked to an individual “titration matrix.” In order to help compensate for any predicted deficiencies, genetically selected ingredients and nutrients (SNPboosts™, or “snip boosts”) are titrated and blended into the individual nutritional formulation. Thus, each customer’s product is individually customized and manufactured specifically for that customer.

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
ITEM 1B. UNRESOLVED STAFF COMMENTS
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
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
None.

PART II
ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
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
ITEM 6. SELECTED FINANCIAL DATA
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
COMPARISON OF FISCAL YEAR ENDED DECEMBER 31, 2007 TO FISCAL YEAR ENDED DECEMBER 31, 2006.
Assets. The Company’s assets increased from $548,481 at December 31, 2006 to $1,383,824 at December 31, 2007, an increase of $835,343. This increase was primarily due to an increase in cash and cash equivalents from $149,695 at December 31, 2006 to $972,371 at December 31, 2007, an increase of $822,676. This increase of cash resulted from the sale of common stock and warrants by the Company in November 2007 in the amount of $1,431,398, less fees and costs incurred in connection with such offering.

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
Cash and Cash Equivalents
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
Accounts receivable:
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
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
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
Accounts Receivable:
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
Research and Development:
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

	2008	2007

Net loss	$(2,603,509)	$(1,560,624)

Weighted average number of common shares outstanding for computing basic earning per share	82,530,959	48,117,402
Dilutive effect of warrants and stock options after application of the treasury stock method	—	—
Weighted average number of common shares out- standing for computing diluted earnings per share	82,530,959	48,117,402

Net loss per share — basic and diluted	$(0.03)	$(0.03)

The following common stock equivalents are excluded from the earnings per share calculation as their effect would have been antidilutive:

	Years Ended December 31
	2008	2007

Warrants and stock options	23,023,331	31,043,535

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

Convertible Secured Promissory Notes Payable
As of December 31, 2007, the Company had various shareholders of the Company who provided convertible secured promissory note obligations, as follows:

	2008	2007
Notes payable, due May 12, 2011 with interest at 12%. All interest and principal due at maturity. All Company assets pledged as collateral	$—	$728,812

	—	728,812

Less: Debt issue discount	—	(105,864)
Less: Stock conversion discount	—	(134,980)
Less: Debt proceeds not received	—	—

Total short term loans payable	$—	$487,968

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
The following table sets forth the net revenues, operating expenses and pre-tax earnings of our segments for the year ended December 31, 2008 and 2007:

			GeneWize Life
	GeneLink	Dermagenetics	Sciences
	Inc.	Inc.	Inc.
2008
Net Revenues	$291,206	$29,738	$6,056,499

Operating expenses	1,973,028	40,113	6,980,049

Other income	12,238

Pre-tax earnings (loss)	(1,669,584)	(10,375)	(923,550)

2007
Net Revenues	30,458	$67,286

Operating expenses	1,479,300	190,648

Other income	10,956	624

Pre-tax earnings (loss)	(1,437,886)	(122,738)
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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
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
ITEM 9B. OTHER INFORMATION
Not applicable.

PART III
ITEM 10. DIRECTORS; EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information with respect to each of the executive officers and current directors of the Company is set forth below:

Name	Age	Position

Dr. Bernard L. Kasten, Jr.	63	Executive Chairman of the Board, Director

Monte E. Taylor, Jr.	60	Chief Executive Officer, Chief Financial Officer, Director

Douglas M. Boyle	42	Director

Robert Hoekstra	58	Director

James Monton	63	Director

Robert P. Ricciardi, Ph.D	63	Secretary, Chief Science Officer, Director

John H. Souza	47	Chief Operating Officer, Director
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
Mr. Boyle is the President of Empirical Healthcare Consulting, LLC. He has over 20 years of professional experience in the areas of finance, operations, corporate governance and business turnarounds, including over 17 years of experience in the healthcare field as a financial and operational executive. He has served in executive roles in start-up, middle market and Fortune 500 companies, where he has held the titles of Chief Executive Officer, President, Chief Operations Officer and Chief Financial Officer, prior to which he worked as a Senior Auditor for KPMG Peat Marwick. Mr. Boyle also led the national financial revenue operations for Quest Diagnostics Incorporated, and was Chief Financial Officer for Doylestown Hospital and Health Care System and MediMax Incorporated. Mr. Boyle holds an MBA from Columbia University and a BS in Accounting from the University of Scranton.
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

Mr. Monton is currently a director of the Company. After graduating Magna Cum Laude from Michigan State University Honors College, Mr. Monton joined Procter & Gamble (P&G) in 1968 as a research scientist. He holds one of P&G’s key beauty care patents. He led a number of successful projects including the launch of Pantene Pro V, which has become the world’s largest beauty care brand. Mr. Monton worked for P&G in Europe from 1979 to 1982 where he helped lay the foundation for P&G becoming the most successful health and beauty care company in Europe. As a director in P&G’s Latin American organization from 1984 to 1988, he managed projects in the health, beauty, cleaning, and food industries. Mr. Monton worked at P&G’s Asian headquarters in Kobe, Japan from 1996 to 2001, leading much of P&G’s Asian Beauty Care organization and serving on the China Beauty Care Management Leadership Team. From 2001 until 2005, he was a Director in P&G’s External Relations Department where he led much of the company’s connections with the media and outside influencers. Mr. Monton retired from P&G in 2005 where he was honored for 37 years of outstanding service. Mr. Monton currently serves on the Boards of the Northern Kentucky University’s Business School and the International Business Center. He is a frequent speaker at international business seminars, guest lectures on management to MBA students, and sponsors scholarships for business students to work as interns outside the United States. Mr. Monton is a member of the Foreign Policy Leadership Council of Cincinnati and also uses his expertise to consult for companies on strategic management and organizational issues.
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

Audit Committee
Dr. Kasten and Mr. Hoekstra comprised the Audit Committee for the fiscal year ended December 31, 2008. For the current fiscal year, Mr. Boyle (Chair) and Mr. Monton, who both are independent members of the Board of Directors, will serve on the Audit Committee for the fiscal year ending December 31, 2009. The Board of Directors has determined that Mr. Boyle, a director of the Company, is the audit committee financial expert as defined in section 3(a)(58) of the Exchange Act and the related rules of the SEC, based upon his professional and educational background as set forth above in this Item 10.
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

COMPENSATION COMMITTEE Dr. Bernard L. Kasten, Jr. Robert Hoekstra

EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE
							Non-Equity	Nonqualified
				Stock			Incentive Plan	Deferred	All Other
Name and			Bonus	Awards	Option		Compensation	Compensation	Compensation
principal position	Year	Salary ($)	($)	($)	Awards ($)		($)	Earnings ($)	($)		Total ($)
(a)	(b)	(c)	(d)	(e)	(f)		(g)	(h)	(i)		(j)
Monte E. Taylor, Jr.	2008	$131,442	$0	$0	$57,000	[1]	$0	$0	$9,562	[2]	$198,004
Chief Executive Officer	2007	$102,500	$0	$0	$158,000	[1]	$0	$0	$13,170	[2]	$273,670
Robert P.	2008	$22,500	$0	$0	$4,000	[3]	$0	$0	$0		$26,500
Ricciardi, Ph.D. Chief Science Officer	2007	$97,500	$0	$0	$6,000	[3]	$0	$0	$0		$103,500
John A. Souza	2008	$91,506	$0	$0	$49,000	[4]	$0	$0	$8,455	[2]	$148,961
Vice President of Business Development	2007	$79,500	$0	$0	$102,000	[4]	$0	$0	$0		$181,500
Dr. Bernard L.	2008	$0	$0	$0	$29,000	[5]	$0	$0	$0		$29,000
Kasten, Jr. Chairman	2007	$0	$0	$0	$75,000	[5]	$0	$0	$0		$75,000

[1]	On June 1, 2007, Mr. Taylor received a fully vested warrant to acquire 1,600,00 shares of common stock of an exercise price of $0.08 per share and received options to acquire 1,500,000 shares of common stock at an exercise price of $0.08 per share, which options vest in four equal annual installments of 375,000 each, commencing June 1, 2007. On May 20, 2008, Mr. Taylor received options to acquire 350,000 shares of Common Stock at an exercise price of $0.12 per share, of which 225,000 options have vested and 125,000 options vest on May 20, 2009. On July 28, 2008, Mr. Taylor received options to acquire 1,883,333 shares of Common Stock at a price of $0.50 per share, of which 516,666 options vest on July 28, 2011, 516,667 options vest on each of July 28, 2012 and July 28, 2013, and 333,333 options vest upon the Company becoming listed on the NASDAQ National Market or a national stock exchange.

[2]	Represents the cost of health insurance premiums provided from the Company.

[3]	On June 1, 2007, Dr. Ricciardi received a fully-vested warrant to acquire 25,000 shares of common stock at an exercise price of $0.08 per share and received options to acquire 200,000 shares of common stock at an exercise price of $0.08 per share, which options vest in four equal annual installments of 50,000 each, commencing June 1, 2007. On September 30, 2007, in connection with the amendment to Dr. Ricciardi’s consulting agreement, Dr. Ricciardi received a fully-vested warrant to acquire 1,400,000 shares of common stock at an exercise price of $0.11 per share.

[4]	On June 1, 2007, Mr. Souza received a fully vested warrant to acquire 1,000,000 shares of common stock at an exercise price of $0.08 per share, and received options to acquire 1,100,000 shares of common stock at an exercise price of $$0.08 per share, which options vest in four equal installments of 275,000 each, commencing June 1, 2007. On May 20, 2008, Mr. Souza received options to acquire 350,000 shares of Common Stock, of which 285,000 options have vested and 125,000 options vest on May 20, 2009. On July 28, 2008, Mr. Souza received options to acquire 1,483,333 shares of Common Stock of which 383,333 options vest on each of July 28, 2011 and July 28, 2012, 383,374 options vest on July 28, 2013 and 333,333 options vest upon the Company becoming listed on the NASDAQ or National Market or national stock exchange.

[5]	On June 1, 2007, Dr. Kasten received a fully-vested amount to acquire 735,000 shares of Common Stock at an exercise price of $0.08 per share and received options to acquire 850,000 shares of Common Stock at an exercise price of $0.08 per share, which options vest in four equal annual installments of 282,500 each, commencing June 1, 2007. On May 20, 2008, Dr. Kasten received a fully-vested option to acquire 100,000 shares of Common Stock at an exercise price of $0.12 per share. On July 28, 2008, Dr. Kasten received options to acquire 1,120,833 shares of Common Stock at an exercise price of $0.50 per share, of which 262,500 options vest on each of July 28, 2011, July 28, 2012 and July 28, 2013, and 333,333 options vest upon the Company becoming listed on the NASDAQ National Market or a national stock exchange.

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

GRANTS OF PLAN-BASED AWARDS
								All
								Other
								Stock
								Awards:	All Other	Exercise	Grant
								Number	Option	or	Date
								of	Awards:	Base	Fair
		Estimated Future Payouts Under						Shares	Number of	Price	Value of
		Non-Equity Incentive Plan			Estimated Future Payouts Under			of	Securities	of	Stock
		Awards			Equity Incentive Plan Awards			Stocks	Underlying	Option	and
		Threshold	Target	Maximum	Threshold	Target	Maximum	or Units	Options	Awards	Options
Name	Grant Date	($)	($)	($)	($)	($)	($)	(#)	(#)	($/sh)	Awards
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)	(k)	(l)
Monte E. Taylor, Jr.	May 20, 2008								350,000	$0.12	$0.12
	July 28, 2008								1,883,333	$0.50	$0.50
John H. Souza	May 20, 2008								350,000	$0.12	$0.12
	July 28, 2008								1,483,333	$0.50	$0.50
Dr. Bernard L. Kasten, Jr.	May 20, 2008								100,000	$0.12	$0.12
	July 28, 2008								1,120,833	$0.50	$0.50

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END

OPTION AWARDS
				Equity Incentive Plan
				Awards: Number of
				Securities
	Number of Securities	Number of Securities		Underlying
	Underlying	Underlying Unexercised		Unexercised	Option Exercise
	Unexercised Options (#)	Options (#)		Unearned Options	Price	Option Expiration
Name	Exercisable	Unexercisable		(#)	($)	Date
(a)	(b)	(c)		(d)	(e)	(f)
Monte E. Taylor, Jr.	2,350,000	750,000	(1)	0	$0.08	June 1, 2017
	225,000	125,000	(2)	0	$0.12	May 20, 2018
	0	1,883,333	(3)	0	$0.50	July 28, 2018
Robert P. Ricciardi, Ph.D	125,000	100,000	(4)	0	$0.08	June 1, 2017
	1,400,000	0		0	$0.11	September 30, 2017
John H. Souza	1,550,000	550,000	(5)	0	$0.08	June 1, 2017
	225,000	125,000	(2)	0	$0.12	May 20, 2018
	0	1,483,333	(6)	0	$0.50	July 28, 2018
Dr. Bernard L. Kasten, Jr.	1,200,000	425,000	(7)	0	$0.08	June 1, 2017
	100,000	0		0	$0.12	May 20, 2018
	0	1,120,833	(8)	0	$0.50	July 28, 2018

(1)	375,000 options vest on each of June 1, 2009 and June 1, 2010.

(2)	The remaining unvested options vest on May 20, 2009.

(3)	516,666 options vest on July 28, 2011, 516,667 options vest on each of July 28, 2012 and July 28, 2013, and 333,333 options vest upon the Company becoming listed on the NASDAQ National Market or a national stock exchange.

(4)	50,000 options vest on each of June 1, 2009 and June 1, 2010.

(5)	275,000 options vest on each of June 1, 2009 and June 1, 2010.

(6)	383,333 options vest on each of July 28, 2011 and July 28, 2012, 383,334 options vest on July 28, 2013, and 333,333 options vest upon the Company becoming listed on the NASDAQ National Market or national stock exchange.

(7)	212,500 options vest on each of June 1, 2009 and June 1, 2010.

(8)	262,500 options vest on each of July 28, 2011, July 28, 2012 and July 28, 2013, and 333,333 options vest upon the Company becoming listed on the NASDAQ
National Market or national stock exchange.

DIRECTOR COMPENSATION
Directors to not receive any cash compensation for their service as directors of the Company or for attending any meetings.

DIRECTOR COMPENSATION
Change in
Pension Value
					Non-Equity	and Nonqualified
	Fees	Stock	Options		Incentive Plan	Deferred	All Other
	Earned	Awards	Awards		Compensation	Compensation	Compensation	Total
Name	($)	($)	($)		($)	($)	($)	($)
(a)	(b)	(c)	(d)		(e)	(f)	(g)	(h)
Robert Hoekstra	0	0	$26,000	(1)	0	0	0	$26,000

(1)	On May 20, 2008, Mr. Hoekstra received options to acquire 500,000 shares of Common Stock, of which 200,000 options vested on May 20, 2008 and 100,000 options vest on each of May 20, 2009, May 20, 2010 and May 20, 2011.
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

	Number of Shares		Approximate Percentage
Name	Beneficially Owned		Of Stock Outstanding
Chesed Congregation of America One State Street Plaza, 29th Floor New York, NY 10004	10,625,000	(1)	5.9%
Dr. Bernard L. Kasten, Jr. 4380 27th Court, SW #104 Naples, FL 34116	6,346,192	(2)	4.2%
Kenneth R. Levine 2 Oaklawn Road Short Hills, NJ 07078	6,302,046	(3)	5.9%
Robert Hoekstra 317 Wekiva Spring Road, #200 Longwood, Florida 32779	4,537,196	(4)	3.9%
Robert P. Ricciardi, Ph.D. 317 Wekiva Spring Road, #200 Longwood, Florida 32779	4,235,000	(5)	3.9%
John H. Souza 317 Wekiva Spring Road, #200 Longwood, Florida 32779	3,351,331	(6)	3.1%
Monte E. Taylor, Jr. 317 Wekiva Spring Road, #200 Longwood, Florida 32779	2,727,250	(7)	2.5%
Directors and Officers as a Group	21,371,971	(2)(4)(5)(6)(7)	18.4%

(1)	Includes 10,000,000 shares of Common Stock issuable upon the conversion of convertible notes.

(2)	Includes currently exercisable options and warrants to acquire 2,420,833 shares of Common Stock.

(3)	Includes 6,182,046 shares held directly and 70,000 shares held in a retirement plan. Includes currently exercisable options and warrants to acquire 50,000 shares of Common Stock.

(4)	Includes currently exercisable options and warrants to acquire 620,455 shares of Common Stock. Includes 1,697,000 shares of Common Stock and warrants to exercise 500,000 shares of Common Stock held by a family trust for which Mr. Hoekstra is a trustee. Mr. Hoekstra disclaims beneficial ownership of those shares and warrants.

(5)	Includes currently exercisable options and warrants to acquire 1,525,000 shares of Common Stock.

(6)	Includes currently exercisable warrants to acquire 2,506,661 shares of Common Stock.

(7)	Include 16,000 shares held by Mr. Taylor and various family members in joint tenancy. Includes currently exercisable options and warrants to acquire 2,700,000 shares of Common Stock.

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
ITEM 15. EXHIBITS
(1)	Financial Statements. The financial statements required to be filed are presented beginning on page 36.
(2)	Exhibits. The following Exhibits have been filed pursuant to Item 601 of Regulation S-K.

Exhibit Number	Description

3.1	Amended Articles of Incorporation

10.1	Letter Agreement with Robert P. Ricciardi, Ph.D. dated September 30, 2007

21	Subsidiaries of the Registrant

31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES
In accordance with Section 12 of the Securities Exchange Act of 1934, the registrant caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

GENELINK, INC. Registrant
Date: November 5, 2009	Monte E. Taylor, Jr.
Monte E. Taylor, Jr., Chief Executive Officer
and Chief Financial Officer
In accordance with the Exchange Act this report has been signed below by the following persons on behalf of the registrant and in the capacities and the dates indicated.

Signatures	Capacity	Date

/s/ Monte E. Taylor, Jr. Monte E. Taylor	Principal Executive Officer, Principal Financial Officer, Principal Accounting Officer and Director	November 5, 2009

Douglas Boyle	Director

/s/ Robert Hoekstra	Director	November 5, 2009

Robert Hoekstra

/s/ Bernard L. Kasten, Jr.	Chairman and Director	November 5, 2009

Dr. Bernard L. Kasten, Jr.

James Monton	Director

/s/ Robert P. Ricciardi	Director	November 5, 2009

Robert P. Ricciardi, Ph.D.

/s/ John H. Souza	Director	November 5, 2009

John H. Souza

EXHIBIT INDEX

Exhibit Number	Description

3.1	Amended Articles of Incorporation

10.1	Letter Agreement with Robert P. Ricciardi, Ph.D. dated September 30, 2007

21	Subsidiaries of the Registrant

31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002