Form 10-Q/A
period 2009-06-30
GENELINK INC
filed 2009-11-05
CIK 941020

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q/A
(Amendment No. 1)

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

Number of Shares of Common Stock Outstanding on October 30, 2009	110,712,025

EXPLANATORY NOTE
This Quarterly Report in Form 10-Q/A is being filed by GeneLink, Inc. (the “Registrant”) to and the Quarterly Report on Form 10-Q filed by the Registrant with the Securities and Exchange Commission on August 14, 2009 to provide the required disclosure. Part II, Item 2 and Exhibit 31.1.

Page

PART I. FINANCIAL INFORMATION

ITEM 1 Financial Statements.

Consolidated Balance Sheets at June 30, 2009 (unaudited) and December 31, 2008	3

Consolidated Statements of Income (unaudited) for the three months and six months ended June 30, 2009 and 2008	4

Consolidated Statements of Cash Flows (unaudited) for the six months ended June 30, 2009 and 2008	5-6

Notes to Consolidated Financial Statements	7-10

Exhibit 31.1
Exhibit 32.1

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

The accompanying notes are an integral part of the consolidated financial statements

GENELINK, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For The	For The	For The	For The
	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008

REVENUE	$2,113,177	$124,503	$4,085,215	$152,960
COST OF GOODS SOLD	937,532	109,172	1,862,307	137,502

GROSS PROFIT	1,175,645	15,331	2,222,908	15,458

EXPENSES
Selling, general and administrative	1,936,388	852,598	3,447,555	1,242,515
Research and development	0	0	0	12,951

	1,936,388	852,598	3,447,555	1,255,466

OPERATING LOSS	(760,743)	(837,267)	(1,224,647)	(1,240,008)

OTHER INCOME (EXPENSES)
Amortization and depreciation	(21,404)	(23,695)	(55,948)	(37,063)
Interest income (expense)	(38,490)	(246,517)	(50,271)	(279,901)

	(59,894)	(270,212)	(106,219)	(316,964)

NET LOSS BEFORE PROVISION FOR INCOME TAXES	(820,637)	(1,107,479)	(1,330,866)	(1,556,972)

PROVISION FOR INCOME TAXES	0	0	0	0

NET LOSS	$(820,637)	$(1,107,479)	$(1,330,866)	$(1,556,972)

NET LOSS PER SHARE, BASIC & DILUTED	$(0.01)	$(0.01)	$(0.01)	$(0.02)

Weighted average common shares and diluted potential common shares	110,313,235	70,518,164	106,532,888	67,634,734

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

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Not Applicable.

Item 4T.	CONTROLS AND PROCEDURES
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

PART II. OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS
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

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
In June 2009, the Company sold an aggregate of $57,500.00 of Units (the “Units”), each Unit consisting of one (1) share of Common Stock of the Company and a warrant to acquire 1/2 of one (1) share of Common Stock of the Company at an exercise price of $0.15 per share. The offering price per Unit is $0.10. The Company is raising up to $1,000,000 in this offering.
A total of 525,000 shares of Common Stock of the Company and warrants to acquire a total of 262,500 shares of Common Stock of the Company were issued to the investors who acquired Units in June 2009. The Company also paid a total of $2,100 and issued warrants to acquire 16,250 shares of Common Stock to First Equity Capital Securities, Inc. in connection with the sale of these Units Kenneth R. Levine, a holder of more than five percent of the Equity Securities of the Company is an officer and owner of First Equity Capital Securities.

Item 3.	DEFAULTS UPON SENIOR SECURITIES
None.

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS
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
Votes were cast for the election of directors as follows, each of whom will serve as a director after the 2009 Annual Meeting.

Nominee	Votes For	Votes Withheld

Robert Hoekstra	52,496,208	4,131,403
Dr. Bernard L. Kasten, Jr.	55,070,613	1,556,998
Robert P. Ricciardi, Ph.D.	55,068,613	1,558,998
John H. Souza	55,068,613	1,558,998
Monte E. Taylor, Jr.	54,685,001	1,642,610
Votes were cast for the approval of the amendment to the Company’s Articles of Incorporation as follows:

Votes For	Votes Against	Abstain

55,433,560	1,188,851	5,200
Votes were cast for the approval of the adoption of the Company’s 2009 Stock Option Plan as follows:

Votes For	Votes Against	Abstain

55,096,856	1,521,505	9,250

Item 5.	OTHER INFORMATION
Not applicable.

Item 6.	EXHIBITS AND REPORTS ON FORM 8-K

Exhibit No.	Description

31.1	Certificate of the Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
* * * * * *
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GENELINK, INC. (Registrant)
Date: November 5, 2009	By:	/s/ Monte E. Taylor, Jr.
Monte E. Taylor, Jr., Chief Executive Officer and
Chief Financial Officer