Form 10-Q
period 2009-09-30
GENELINK INC
filed 2009-11-13
CIK 941020

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2009
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

Number of Shares of Common Stock Outstanding on November 10, 2009	110,712,025

Page

PART I. FINANCIAL INFORMATION

ITEM 1 Financial Statements

Consolidated Balance Sheets at September 30, 2009 (unaudited) and December 31, 2008	3

Consolidated Statements of Income (unaudited) for the three months and nine months ended September 30, 2009 and 2008	4

Consolidated Statements of Cash Flows (unaudited) for the nine months ended September 30, 2009 and 2008	5-6

Notes to Consolidated Financial Statements	7-10

EX-31.1
EX-32.1

GENELINK, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	September 30, 2009	December 31, 2008
ASSETS
Current Assets
Cash and cash equivalents	$425,905	$435,197
Accounts receivable	422,737	713,565
Inventory	516,275	739,515
Prepaid expenses	161,089	53,688

Total current assets	1,526,006	1,941,965

Property and equipment	324,621	281,984
Other assets	285,709	321,277

Total assets	$2,136,336	$2,545,226

LIABILITIES

Current maturity of long-term debt	$0	$60,269
Accounts payable and accrued expenses	1,157,400	2,034,322
Accrued compensation	204,380	218,664
Deferred revenue	397,285	161,727
Loans payable	18,000	18,000

Total current liabilities	1,777,065	2,492,982

Convertible promissory notes payable, net of issuance of debt and stock conversion discounts	878,708	0

Total liabilities	2,655,773	2,492,982

SHAREHOLDERS’ EQUITY (DEFICIENCY)
Common stock, $.01 par value, 250,000,000 shares and 125,000,000 shares authorized as of September 30, 2009 and December 31, 2008, respectively; 114,801,291 shares and 104,561,291 shares issued as of September 30, 2009 and December 31, 2008 respectively; 110,442,132 shares and 100,202,132 shares outstanding as of September 30, 2009 and December 31, 2008, respectively	1,148,013	1,045,613
Additional paid in capital	12,969,784	12,235,833
Stock warrants	3,314,868	2,608,240
Accumulated deficit	(17,399,867)	(15,285,207)
Treasury stock, 4,359,159 shares as of September 30, 2009 and December 31, 2008, at cost	(552,235)	(552,235)

Total shareholders’ equity (deficiency)	(519,437)	52,244

Total liabilities and shareholders’ equity (deficiency)	$2,136,336	$2,545,226

The accompanying notes are an integral part of the consolidated financial statements

GENELINK, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For The	For The	For The	For The
	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	September 30,	September 30,	September 30,	September 30,
	2009	2008	2009	2008

REVENUE	$2,134,504	$1,829,669	$6,219,719	$1,982,629
COST OF GOODS SOLD	869,328	425,706	2,731,635	565,483

GROSS PROFIT	1,265,176	1,403,963	3,488,084	1,417,146

EXPENSES
Selling, general and administrative	1,950,054	1,889,655	5,397,609	3,134,490
Research and development	26,705	0	26,705	12,951

	1,976,759	1,889,655	5,424,314	3,147,441

OPERATING LOSS	(711,583)	(485,692)	(1,936,230)	(1,730,295)

OTHER INCOME (EXPENSES)
Debt conversion costs	0	0	0	(229,025)
Amortization and depreciation	(33,411)	(26,449)	(89,359)	(63,510)
Interest income (expense)	(38,800)	(1,331)	(89,071)	(52,491)

	(72,211)	(27,780)	(178,430)	(345,026)

NET LOSS BEFORE PROVISION FOR INCOME TAXES	(783,794)	(513,472)	(2,114,660)	(2,075,321)

PROVISION FOR INCOME TAXES	0	0	0	0

NET LOSS	$(783,794)	$(513,472)	$(2,114,660)	$(2,075,321)

NET LOSS PER SHARE, BASIC & DILUTED	$(0.006)	$(0.005)	$(0.02)	$(0.03)

Weighted average common shares and diluted potential common shares	113,575,791	96,026,291	108,786,513	74,972,909

The accompanying notes are an integral part of the consolidated financial statements

GENELINK, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

Nine months ended September 30	2009	2008

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(2,114,660)	$(2,075,321)
Adjustments to reconcile net loss to net cash used by operating activities
Depreciation and amortization	89,359	63,510
Amortization of discounts on loans payable	34,048	240,844
Common stock issued for services	15,000	0
Fair value of options granted for services	277,117	84,200
Changes in operating assets and liabilities
Accounts receivable	290,828	(498,791)
Inventory	223,240	(541,639)
Prepaid expenses	(107,401)	(1,396,851)
Deposits	0	(43,765)
Other assets	16,408	0
Accounts payable and accrued expenses	(876,922)	1,156,228
Accrued compensation	(14,284)	(54,168)
Deferred revenue	235,558	2,514,988

Net cash used in operating activities	(1,931,709)	(550,765)

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(112,284)	(216,188)
Patent acquisition costs	(550)	(30,783)

Net cash used in investing activities	(112,834)	(246,971)

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from loans and notes payable	1,250,000	0
Proceeds from issuance of common stock and warrants, net	1,014,000	0
Principal payments on capital lease obligation	(36,177)	(9,843)
Principal payments on note payable	(24,092)	0
Commissions paid for fundraising costs	(168,480)	0
Purchase of treasury stock	0	(237,180)
Proceeds from exercise of stock warrants	0	706,990

Net cash provided by financing activities	2,035,251	459,967

The accompanying notes are an integral part of the consolidated financial statements

GENELINK, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

Nine months ended September 30	2009	2008

NET DECREASE IN CASH AND CASH EQUIVALENTS	(9,292)	$(337,769)

Cash and cash equivalents, beginning of period	435,197	972,371

Cash and cash equivalents, end of period	$425,905	$634,602

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for interest	$5,926	$0

Non-cash investing and financing transactions:
Equipment acquired under capital lease	$0	$61,400
Stock warrants granted for services	$51,500	$84,200
Stock warrants granted for fundraising	$223,653	$0
Conversion of notes payable and accrued interest to common stock	$0	$882,041
Common stock issued for services	$15,000	$0
The accompanying notes are an integral part of the consolidated financial statements

GENELINK, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1 — DESCRIPTION OF ORGANIZATION
Organization
GeneLink, Inc. (the Company) and its subsidiaries, GeneWize Life Sciences, Inc. and Dermagenetics, Inc., operate in Florida. The Company was organized under the laws of the Commonwealth of Pennsylvania, whereas Dermagenetics, Inc. and GeneWize Life Sciences, Inc. were organized under the laws of the State of Delaware. The Company is the successor to a Delaware corporation organized under the same name on September 21, 1994. The Company’s offices are located in Longwood, Florida.
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
GeneWize’s product offering in 2008 and first three quarters of 2009 consisted of its foundational LifeMap NutritionTM System. The LifeMap NutritionTM System is the first comprehensive system of personalized (mass customized) nutritional supplement manufacturing based on genetic testing that measures single nucleotide polymorphisms (“SNPs”) in DNA. GeneLink’s patented and patent pending assessments, such as GeneLink Healthy Aging AssessmentTM and Oxidative Stress, form the foundation. Genetic test results drive a proprietary algorithm that generates a nutritional report linked to an individual “titration matrix.” In order help compensate for any anticipated need for additional supplementation, “genetically selected ingredients” and nutrients (SNPboostsTM, or “snip boosts”) are titrated and blended into the individual nutritional formulation. Thus, each customer’s product is individually customized and manufactured just for that customer.
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
In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary to present fairly the information set forth in the accompanying consolidated financial statements have been included. The results reported in these consolidated financial statements for the nine-month period ended September 30, 2009 should not be regarded as necessarily indicative of results that may be expected for the year ended December 31, 2009.
3 — STOCKHOLDERS’ EQUITY TRANSACTIONS AND CONVERTIBLE SECURED PROMISSORY NOTES
During the nine months ended September 30, 2009, the Company sold 10,140,000 shares of restricted Common Stock of the Company at a purchase price of $0.10 per share pursuant to a Confidential Private Offering Memorandum, and received an aggregate gross amount of $1,014,000. The Company granted 375,000 Warrants to acquire shares of Common Stock at an exercise price of $0.11 to investors in connection with the purchase.
During the nine months ended September 30, 2009, the Company issued $1,250,000 principal amount of Convertible Notes and issued 1,875,000 Warrants to acquire shares of Common Stock at an exercise price of $0.11 per share in connection therewith. The Warrants are exercisable on or after August 26, 2009 and on or before February 26, 2014. Of the $1,250,000 total proceeds, $175,341 was allocated to the warrants and $150,000 was allocated to the conversion feature.
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

During the nine months ended September 30, 2009, the Company issued Common Stock valued at $15,000 and paid $10,000 as advances on commissions for investment banking services.
In connection with the convertible secured promissory notes and shares of Common Stock issued, the Company paid cash commissions of $168,480 and granted 527,045 Warrants to acquire shares of Common Stock at exercise prices of $0.10 and $0.11 per share, to First Equity Capital Securities, Inc., as the agent for the offering, which has been recorded as a reduction of the proceeds in accordance with AICPA Technical Practice Aid 4110.01. First Equity Capital Securities, Inc. is owned and controlled by Kenneth R. Levine, a holder of more than five percent of the outstanding common stock of the Company.
During the nine months ended September 30, 2009, the Company granted 1,425,000 Warrants to acquire shares of Common Stock at exercise prices of $0.12 and $0.16 per share for services provided.
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
Operating results for the nine-month period ended September 30, 2009 are not necessarily indicative of the results that may be expected for the full fiscal year.
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
OVERVIEW
During the first nine months of 2009, the Company continued to develop its sales, marketing and operations to support its position as a leader in the genetically customized nutritional and personal care businesses. Nearly all of the $6,219,719 of revenues realized in the first three quarters of 2009 were through its GeneWize subsidiary launched August 2008. On September 16, 2009, GeneWize made a strategic shift in its core product pricing structure to enhance customer acquisition and margins, as discussed more thoroughly below.
New customer and affiliate additions in the quarter ended September 30, 2009 totaled 2,395 compared to the total of 2,342 for the three months ended June 30, 2009, an increase of 2%. Of those, 1,613 enrolled as independent sales affiliates, in the quarter ended September 30, 2009, compared to 1,395 in the quarter ended June 30, 2009, an increase of 16%. Nearly half of the independent sales affiliate enrollments during quarter ended September 30, 2009 occurred in the month of September 2009. Recurring orders rose 2% for the quarter ended September 30, 2009 to 13,641, up from 13,365 in the quarter ended June 30, 2009.

GeneWize hosted its annual Recognition Celebration on August 6-8, 2009 in Orlando, FL. Over 250 affiliates and guests joined in training and heard plans for a new genetically customized skin care solution, LifeMap Me™ (made exclusively) Skin Serum. This skin care solution follows on GeneLink’s experience in providing customized skincare through the spa channel since 2004. In addition to this new product, GeneWize announced new sales and marketing tools for affiliates, including the introduction of LifeMap Magazine and new web tools for affiliates which will include new training, sales and video tools.
On September 16, 2009, GeneWize combined the launch of LifeMap Me™ (made exclusively) Skin Serum and new sales and marketing tools with a strategic shift in pricing of its core offerings. The formulation of LifeMap Me™ (made exclusively) Custom Nutrition, newly enhanced to include the enzyme CoQ10 and digestive enzymes, was priced at $129 per month, as was the LifeMap Me™ (made exclusively) Skin Serum (nutrition customers already on a monthly autoship program were grandfathered in at the earlier price of $99 per month.)
With the increase in monthly pricing also came a lowering of first-order pricing. First-order pricing was also set at $129 as a strategic lowering of cost-of-entry pricing and pricing simplification. DNA Assessments were included free with the first order with a commitment and payment of at least 3 subsequent autoship orders.
GeneWize and the Company believe that the new strategy of lower entry pricing and premium monthly pricing will strengthen the company significantly, enhancing both customer acquisition and margins. In the year since its launch in August 2008, the nutrition product has proven to have strong customer retention. Increases in margin from the monthly price increase will more than offset the reduction in initial sales pricing over the life of a customer. Because, this pricing change took place very late in the most recently completed quarter, its impact on revenues and margins did not have a material impact during the quarter ended September 30, 2009.
LIQUIDITY AND CAPITAL RESOURCES
For the three-month and nine-month periods ended September 30, 2009, the Company’s primary liquidity requirements have been the funding of its sales and marketing efforts and the payment of staff compensation, operating expenses and accounts payable.
Cash and cash equivalents at September 30, 2009 amounted to $425,905 as compared to $435,197 at December 31, 2008, a decrease of $9,292. During the first nine months of 2009, the Company’s operating activities utilized $1,931,709, as compared to $550,765 for the first nine months of 2008, an increase of $1,380,944. Cash utilized during these periods partially funded the paying down of accounts payable, the Company’s operating losses for such periods, and the costs of defending the litigation brought against the Company by its former Chief Executive Officer and President.
Financing activities provided $2,035,251 in net proceeds for the nine month period ended September 30, 2009 as compared to $459,967 in net proceeds for the nine month period ended September 30, 2008, an increase of $1,575,284. Financing activities during the nine month ended September 30, 2009 primarily consisted of the issuance of $1,014,000 of restricted common stock and $1,250,000 of convertible promissory notes, less costs associated with such offerings.

The Company will require approximately $2,000,000 of additional funds to further implement its sales and marketing strategy, for research and development and for other working capital needs. If the Company is not able to secure such additional required funding, it will continue to realize negative cash flow and losses and may not be able to continue operations.
COMPARISON OF THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2009 TO THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2008
Financial Condition
Assets of the Company decreased from $2,545,226 at December 31, 2008 to $2,136,336 at September 30, 2009, a decrease of $408,890. This decrease was primarily due to a decrease in accounts receivable from $713,565 at December 31, 2008 to $422,737 at September 30, 2009, a decrease of $290,828, and a decrease in inventory from $739,515 at December 31, 2008 to $516,275 at September 30, 2009, a decrease of $233,240. The reduction in accounts receivable represents a reduction in the Company’s credit card reserve held by its merchant services provider. Inventory reductions reflect a normal drawdown for costs of good sold.
Liabilities increased from $2,492,982 at December 31, 2008 to $2,655,773 at September 30, 2009, an increase of $162,791. This increase in liabilities was primarily due to an increase in convertible secured promissory notes payable, net of issuance of debt and stock conversion discounts, from $0 at December 31, 2009 to $878,708 at December 30, 2009, and an increase in deferred revenue from $161,727 at December 31, 2008 to $397,285, an increase of $235,558, as partially offset by a decrease in accounts payable and accrued expenses from $2,034,322 at December 31, 2008 to $1,157,400 at September 30, 2009, a decrease of $876,922. The $878,708 amount of convertible promissory notes payable reflected on the September 30, 2009 balance sheet is net of debt issuance costs and stock conversion discounts. As of September 30, 2009, $1,250,000 principal amount of convertible secured promissory notes were outstanding. See Note 3 to the Financial Statements for more information. The increase in deferred revenues was primarily due to shipping holdups resulting from supplier delays on the newly designed packaging implemented with the September 16, 2009 branding and pricing changes. Shipping has resumed and turnaround was back to standard shortly after the end of the quarter ended September 30, 2009.
Results of Operations
Revenues. Total revenues for the three months ended September 30, 2009 were $2,134,504 as compared to $1,829,669 for the three months ended September 30, 2008, an increase of $304,835, and for the nine months ended September 30, 2009 were $6,219,719 as compared to $1,982,629 for the nine months ended September 30, 2008, an increase of $4,237,090. Revenues during the nine months ended September 30, 2009 were up dramatically from 2008 due to the August 2008 launch of GeneWize Life Sciences and its LifeMap Products.

Gross Profit. Gross profit decreased from $1,403,963 for the three months ended September 30, 2008 to $1,265,176 for the three months ended September 30, 2009 and increased from $1,417,146 for the nine months ended September 30, 2008 to $3,488,084 for the nine months ended September 30, 2009. Gross profit margin decreased from 76.7% and 71.5% for the three months and nine months ended September 30, 2008, respectively, to 59.3% and 55.4% for the three months and nine ended September 30, 2009, respectively. Gross profit margins decreased due to sales in 2008 of a high volume of high-margin pre-launch affiliate business packages.
Expenses. Expenses for the three months ended September 30, 2009 were $2,048,970 as compared to $1,917,435 for the three months ended September 30, 2008, an increase of $131,535, and for the nine months ended September 30, 2009 were $5,602,774 as compared to $3,492,467 for the nine months ended September 30, 2008, an increase of $2,110,307. The increases in expenses over 2008 for the nine months ended September 30, 2009 primarily resulted from $2,285,857 of sales commission expenses earned by sales affiliates during the nine months ended September 30, 2009, representing 37% of revenues during such period, as compared to $906,661 of sales commission expenses earned during the nine months ended September 30, 2008. Non-cash expenses for the three months ended September 30, 2009 includes $88,167 expenses related to option grants, most of which were issued in prior years which vested in the current period.
Operating Losses. The Company incurred an operating loss of $711,583 for the three months ended September 30, 2009, as compared to an operating loss of $485,692 for the three months ended September 30, 2008, an increase of $225,891, and an operating loss of $1,936,230 for the nine months ended September 30, 2009, as compared to an operating loss of $1,730,295 for the nine months ended September 30, 2008, an increase of $205,935. The loss for the three months ended September 30, 2009 includes $172,151 of net expenses from GeneWize’s annual Recognition Celebration and $88,167 of non-cash expenses related to option grants, most of which were issued in prior years which vested in the current period.
Net Losses. The Company incurred a net loss of $783,794 for the three months ended September 30, 2009 as compared to a net loss of $513,472 for the three months ended September 30, 2008, an increase of $270,322, and a net loss of $2,114,660 for the nine months ended September 30, 2009 as compared to $2,075,321 for the nine months ended September 30, 2008, an increase of $39,339.
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
Changes in Internal Control Over Financial Reporting
There has been no change in the Company’s internal control over financial reporting during the three months ended September 30, 2009 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
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

The DePhillipos filed a Notice of Appeal with respect to the Order and Opinion on May 14, 2009. On October 14, 2009, the DePhillipos filed the Brief for Appellants with the Superior Court of Pennsylvania. The Company continues to assert that all of the DePhillipos’ allegations are entirely without merit and will file its responsive brief with the Superior Court in November 2009.
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
In September 2009, the Company brought action against two prior law firms, alleging that their failure to timely provide legal services and make or authorize required filings caused the Company to lose valuable Japanese and U.S. patent rights.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
In July and August 2009, the Company sold an aggregate of $396,500.00 of shares of Common Stock of the Company at a price of $0.10 per share. The offering price per share was $0.10. A total of 3,965,000 shares of Common Stock of the Company were issued to the investors who acquired these shares in the quarter ended September 30, 2009. The Company also paid a total of $27,860 and issued warrants to acquire 348,250 shares of Common Stock to First Equity Capital Securities, Inc. in connection with the sale of these Units Kenneth R. Levine, a holder of more than five percent of the Equity Securities of the Company is an officer and owner of First Equity Capital Securities.

Item 3.	DEFAULTS UPON SENIOR SECURITIES
None.

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS
None.

Item 5.	OTHER INFORMATION
Not applicable.

Item 6.	EXHIBITS

Exhibit No.	Description

31.1	Certificate of the Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
* * * * * *
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GENELINK, INC. (Registrant)
Date: November 12, 2009	By:	/s/ Monte E. Taylor, Jr.
Monte E. Taylor, Jr., Chief Executive Officer and Chief Financial Officer