Form 10-K
period 2009-12-31
GENELINK INC
filed 2010-03-31
CIK 941020

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009
OR

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File No. 000-30518
GENELINK, INC.
(Exact name of registrant as specified in its charter)

Pennsylvania	23-2795613
State of Incorporation	I.R.S. Employer I.D. No.
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
Yes ☐ No ☑
Aggregate market value of common stock held by non-affiliates of the Registrant, as of June 30, 2009 was $13,500,000 based on the closing price of the common stock of the Nasdaq OTC Bulletin Board.
As of March 15, 2010, there were 116,972,025 shares of the issuer’s common stock, $.01 par value, outstanding.

FORWARD LOOKING STATEMENTS
The statements, other than statements of historical or present facts included in this annual report are forward looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements, other than statements of historical or present facts, that address activities, events, outcomes and other matters that we plan, expect, intend, assume, believe, budget, predict, forecast, project, estimate or anticipate (and other similar expressions) will, should or may occur in the future are forward-looking statements. Forward-looking statements generally can be identified by the use of forward-looking terminology such as, but not limited to, “may”, “will”, “expect”, “estimate”, “anticipate” or “believe”. These forward-looking statements are based on management’s current believe, based upon currently available information, as to the outcome and timing of future events. Although we believe that the expectations and assumptions reflected in the forward-looking statements are reasonable, they involve risks and uncertainties that are difficult to predict and, in many cases, beyond our control. Our forward-looking statements speak only as of the date on which this annual report was filed with the Securities and Exchange Commission (“SEC”). We expressly disclaim any obligation to issue any updates or revisions to our forward-looking statements, even if subsequent events cause our expectations to change regarding the matters discussed in those statements, or if we believe that our actual results, performance or achievements will likely differ from the anticipated results, performance or achievements that are expressed or implied by our forward-looking statements, and such differences might be significant and materially adverse to our shareholders. Many important factors that could cause such a difference are described in this Form 10-K in Part I, Item 1A, Risk Factors, which you should review carefully. Please consider our forward-looking statements in light of those risks as you read this annual report.

ITEM 1.	DESCRIPTION OF BUSINESS.
Company Background
GeneLink, Inc. (“GeneLink”, the “Company”, “we” or “us”) is a Pennsylvania corporation that became a publicly traded company in 1999. It is listed on the NASDAQ OTC Bulletin Board trading under the symbol “GNLK.”
The Company is a genetics-based, personal healthcare and wellness firm that has developed DNA tests that determine an individual’s likelihood of developing adverse health conditions (heart, bone, etc.) and susceptibility to accelerated aging over their lifetime. These pre-dispositions to aging and adverse health conditions are determined by measuring DNA variations in each human, called SNPs (snips). GeneLink scientists then formulate products to address these susceptibilities to help decrease the likelihood of the onset of developing adverse health conditions and to help extend their healthy, active lifetimes.
The Company’s products are centered on natural organic compounds and food-derived supplements that are generally considered safer than pharmaceuticals, with an emphasis on delivering the proper nutrients and ingredients to optimize specific, individualized body functions. We have all been taught the value of good nutrition. We have also been told that vitamins are good for us, yet none of us know which ones we need, how much we need, or whether we can actually absorb them. GeneLink scientists, along with other top research institutions, have discovered that each of us has a unique “genetically determined” body chemistry. All humans have minor DNA variations that can cause the body to be unable to produce some essential proteins for normal, healthy maintenance. Even small variations in an individual’s genes can have a profound influence on how well he or she responds to food, physical activity, environmental stresses, and medicines. That is why vitamins and supplements are important — to compensate for deficiencies in each of our biological make-ups so that our cells consistently have the right “fuel” to do their jobs.
The vitamin and supplement marketplace is now over 50 years old, with no significant advances in technology in view. The market leaders continue to promote the decades-old “multi-vitamins” that we have come to know as the industry standards. The fitness market has driven a vast array of confusing supplements available at retail stores — but with no ability for the customer to evaluate what supplements would address their personal requirements, much less what adverse health conditions they may deal with over their lifetime. GeneLink provides an early warning system and the ability to do something about your future health now.
To determine each person’s individual genetic makeup, a GeneLink customer performs a simple swab inside their cheek using familiar cotton swabs, then mails in the swabs to the GeneLink lab for DNA analysis. The Company then formulates and manufactures monthly supplies of all-natural, organically-based customized vitamins, nutritional supplements, and skin care products for each customer based on their DNA test. These products help protect against the identified adverse health pre-dispositions, encourage longer, healthier, more active lives, and minimize the effects of normal aging processes. The result is healthier bodies and skin, which are then better able to cope with any environmental stresses and tendencies towards adverse health conditions.

GeneLink is now delivering the “new generation” of the familiar but “one size fits all” multi-vitamins and skin care products in personally-customized formulations that are manufactured specifically to each individual’s DNA test results. In addition, GeneLink utilizes the most effective, highest quality and most current scientifically supported ingredients available. In the case of nutrition, the current DNA-customized nutritional supplement product currently utilizes 89 all-natural organic compounds, compared to a typical multi-vitamin with 30 ingredients, all of which are chemically-synthesized. The GeneLink skin care product currently contains 16 all-natural plant-based ingredients. Each user gets just what he or she needs, nothing that he or she does not need, and for the first time can now know that he or she is getting what will work best for his or her individual body, saving cost, eliminating guesswork, and providing peace of mind.
Market Conditions
The entire global healthcare market is in dramatic change. It is now simply becoming too expensive to be sick. Because of this market change, we as consumers are about to watch the end of the “one size fits all” era of health care that served us with mass-marketed, mass-produced vitamin supplements, medicines, and personal care products. We are now entering the era of personalized and customized medicine and health care that will dramatically decrease costs and improve health outcomes — because they will be designed specifically to your body, as opposed to a “one size fits all” formulation.
The growing health-care cost crisis is forcing a rapid transition from disease/sickness treatment to a “Wellness Strategy”. Economics and prudence dictate that in addition to focusing on symptoms (curative care), the Company is seeing a shift to preventative care — and genetics is at the forefront of this revolution. As a result, Wellness market product spending is forecast to grow from $200B in 2010 to $600B in 2012.
GeneLink’s Market Positioning
GeneLink is the pioneer in genetically-guided personal care products. Its scientific group is comprised of world-recognized scientists and researchers in the fields of biotechnology, genomics, molecular biology, chemistry, medicine, clinical laboratory medicine and nutritional sciences. As a group they have over 600 peer reviewed publications and abstracts, numerous awards, dozens of patents and distinguished careers with some of the world’s foremost public and private biosciences corporations and universities. GeneLink possesses four patents and has fourteen patents pending. Twenty-five trademarks have been registered to date.
GeneLink currently focuses in four business areas:
1. The first is to provide genetic test-driven products to GeneLink customers and GeneLink global distribution channel partners. The LifeMap nutritional supplement and skin care products are currently distributed via GeneLink’s wholly-owned direct marketing subsidiary, GeneWize Life Sciences, Inc. (“GeneWize”). In August 2008, GeneLink launched its core product, LifeMap Nutrition®, through GeneWize. In September 2009, GeneWize launched the LifeMap Me™ DNA-based Skin Serum.
2. The second is Private Label and Licensing applications of GeneLink genetic tests and various product formulations into existing and new sales channels worldwide. Private label distribution is anticipated to commence through partners in 2010. On March 17, 2010, the Company signed a joint marketing agreement with a healthcare-related marketing and sales organization to complement its current sales efforts. Revenues from this agreement are anticipated to begin in the third quarter of 2010.

3. The third will be the application and modification of GeneLink tests and products into Specialty Vocational Markets such as Physicians, Fitness, Sports and Athletes. This will be achieved through GeneLink’s own distribution efforts and brands as well as in conjunction with outside partners currently serving the target audiences.
4. The fourth area of development is a research effort focused on developing genetic tests linked to non-FDA Medical or “Pharmacogenomic” Applications (Specific Condition Applications). This area of GeneLink’s developmental pipeline incorporates important research areas such as genetic assessments for early detection of Alzheimer’s and Dementia, Cardiovascular Disease, Bone Density Loss, and many significant adverse health conditions. These non-FDA regulated products, known as “nutraceuticals” (derived from nutrients), will be all-natural compounds that replace or assist current pharmaceutical solutions that have either low success rates or substantial negative side effects, or both. Future plans involve partnering with established pharmaceutical companies to support, fund and develop these technologies and take them to market starting in 2011.
Sales Channel/Market Development Roadmap
GeneLink will continue to develop its own direct channels as well as partnering with existing channels to market via Private Labeled products, Licensing, and re-formulation of existing products for specific applications or unique vocations. GeneLink scientists can formulate a customized nutritional supplement formulation targeting that prevalent condition for a particular customer base. The ability to tailor products to the specific application is part of GeneLink’s market advantage.
Product Development Roadmap
Current Products and Extensions for 2010: The GeneWize direct-marketing subsidiary of GeneLink currently markets LifeMap Me Nutritional Supplements and Skin Care through its direct marketing Affiliates. The Company plans to add additional products and extensions through this channel.
The initial LifeMap Me Nutrition System and LifeMap Me™ Skincare System consist of a home DNA test that is mailed in, a one month supply of LifeMap Essentials® non-DNA customized product, and the DNA customized product that is manufactured after the results of the DNA test are available from the lab. A customer pays $129 per month for the customized nutrition or customized Skin Care product and pays $228 per month if both products are purchased . GeneWize does not charge for the DNA test if at least three months of autoship products are purchased, whereas other marketing channels (such as physicians) may have a separate charge for the test.

The Science Behind GeneLink
Genomic science began formally in 1990 with the establishment of the Human Genome Project, including some researchers and scientists that are now part of the GeneLink Scientific Advisory Board. This enormous undertaking was the combined effort between the United States Department of Energy and the National Institutes of Health. The project was based on the mission of pursuing a greater understanding of individual health risks.
The Human Genome Project showed that our physical uniqueness is largely due to variations in our DNA called SNPs (“snips”), scientifically known as Single Nucleotide Polymorphisms,. The DNA between any two humans is about 99.1% identical. Except for identical twins, variations in just a small fraction of our DNA account for the major ways in which one human is different from another. Scientists have identified about 1.4 million locations where single-base DNA differences occur in humans.
SNPs in part explain why people react differently to different types or amounts of medicines. For example, patients can react differently to the same heart medication, such as a “beta-blocker.” Since SNPs can affect the structure and function of proteins and enzymes, they can influence how efficiently a medicine is absorbed and metabolized. A current focus of the pharmaceutical industry is to use the science of SNPs to help determine which drugs are most suitable for any given patient - this is known as pharmacogenomics. GeneLink’s scientists have spent over a decade pursuing pharmacogenomic research, resulting in a significant pipeline of research and future opportunities.
GeneLink analyzes each person’s DNA for flaws that cause pre-dispositions to common health conditions, then compensates for DNA deficiencies through delivery of personally-customized nutraceutical (vitamins/supplements), dermagenetic (skincare), and pharmacogenomic (medical) products.
Nutragenetics and Dermagenetics are a combination of the sciences of genetics, nutrition and skin care that reveal personalized information regarding an individual’s status and provides the basis for selecting a dietary, nutritional and skin care program best suited to achieving the healthiest and longest life possible. Nutragenetics and Dermagenetics® use SNP testing to identify areas of an individual’s genetic make-up that may be functioning less than optimally.
Nutragenetics and Dermagenetics® can help guide individuals in choosing the optimal combination of nutrients, vitamins and topical active ingredients matched to their unique genetic make-up. For the first time, this revolutionary SNP science is making it possible to personalize and tailor health and skin care products.
As pharmacogenomics is acknowledged to be the “future” of medicine, GeneLink believes that Nutragenetics and Dermagenetics® are the future of the Wellness industry. GeneLink is not only positioned as the leader, but it is the inventor which, through its genetic tests and patents, has a head start in this important and emerging market.
Genetically Guided Personalization of Nutrient and Skin Care
GeneLink’s Nutragenetic and Dermagenetics® DNA tests examine a variety of genes responsible for making proteins that play a very important role in our overall health. These include oxidative stress, heart and circulatory health, immune health, bone health, pulmonary health, eye/vision health, defense against environmental pollutants, collagen breakdown, photo-aging, skin slacking and wrinkling and mild skin irritations.

With over half of the population of the United States taking nutritional supplements and using topical skin care products, the vast majority are uncertain as to what they’re using and why. Many times this shot-gun approach leads to the over (or under) consumption of vitamins, minerals and active ingredients.
GeneLink’s innovations have led the Company to develop a proprietary mass-customization product manufacturing system for nutritional supplements and skin care product delivery. Mass Customization is the process of manufacturing large volumes of “one at a time” formulations based on an individual’s DNA signature.
The competitive advantage is simple. GeneLink offers the best all-natural ingredients, as others could. However, unlike the rest of the nutrition and skincare industry, the Company has the ability to provide its customers, on an individual by individual basis, the ability to determine and obtain:
•	what they need,

•	in the right amount, and

•	not pay for or consume what they don’t need.
Utilizing genetics, GeneLink adds a completely unique preventative dimension — the ability to address an individual’s genetic deficiencies, hopefully before they become symptomatic. In addition to GeneLink’s own proprietary science and discoveries, in order to protect its Customers, GeneLink uses only:
•	Genetic variations (SNPs) independently verified by world-recognized medical and scientific institutions

•	Ingredients already generally accepted as safe by the FDA; and

•	Ingredients independently verified to be efficacious in addressing the deficiencies identified through the SNPs.
Thus, although GeneLink’s approach is unique, the scientific underpinnings are independently verified and well accepted by the scientific community. Furthermore, as a science company, GeneLink continues to design its tests and products to benefit from new breakthroughs in regard to relevant SNPs and compensatory ingredients. For instance, GeneLink is currently working on a 37 SNP test, the next generation to its initial 12 SNP test panel.
In layman’s terms, over time GeneLink will be able to see further and further into the layers of health issues revealed by genetic information — then deliver more and more finely-tuned formulations. Aside from a continual expansion of its initial product offering, this process will result in the ultimate goal of “condition specific” nutraceuticals — much like the vast array of pharmaceutical medicines we are familiar with today, but with targeted accuracy and without the effects of synthesized chemicals that often have severe and unwanted side effects.

Market Expansion: 2010 and Beyond
Since commercial launch in August 2008, GeneLink has performed over 20,000 genetic tests and delivered over 70,000 units of customized product. GeneLink has delivered something no company has before: “mass personalization” of genetically customized products at an affordable price. With increased volumes and investment in systems, manufacturing and lab capabilities, costs can be further reduced, allowing for increased margins and more attractive market pricing, which the Company believes will afford access to more customers and marketing opportunities.
GeneLink will continue to support its GeneWize direct-marketing sales channel as well as to address new private label and other market channels in 2010 and beyond. The Company has additional products and technologies in development that it expects to introduce, including specific-condition nutraceuticals.
Commercial History
From its inception in 1994, GeneLink focused on the collection and storage of DNA as a database for research. GeneLink’s scientists focused their genetic research on the ability to identify pre-dispositions to various adverse health conditions — something not previously possible before the completion of the Human Genome Project, which some of the GeneLink scientists were intimately involved with. The early work contributed to a growing portfolio of discoveries, patents, and product concept pipeline that GeneLink continues to research and develop. GeneLink plans to commercially develop this research and patent portfolio.
Commencing in the late 1990’s, GeneLink’s scientists began to focus on consumer genetic panels and sought to develop compensating products and filing patents. GeneLink is the first (and only) company to be granted a patent for a therapeutic skin health regimen linked to DNA-based skin health assessment (U.S. Patent No. 7,211,383). From 2001 through 2004, GeneLink worked with numerous larger companies — including Fortune 100 firms — in an attempt to develop commercial applications for GeneLink’s genetic profiles. Although GeneLink’s science was generally well received, GeneLink discovered that genetic customization proved to be a difficult technology for mainstream commercial companies, and large firms were unable — for the time being — to overcome their “one size fits all” high-volume business model as well as the public’s fears about privacy and its lack of familiarity and acceptance of DNA and genomics.
Thus, in 2004, GeneLink decided to launch its own consumer product. Through GeneLink’s Dermagenetics, Inc. subsidiary, GeneLink developed its DNA UltraCustom® SkinCare product, a night cream which was successfully beta tested at the Pebble Beach Spa in Monterey, California and eventually offered in approximately 100 spas, resulting in the first material revenues for GeneLink. For various reasons, including a lack of capital, GeneLink decided not to pursue this mode of distribution in the fall of 2005.
In December 2007, GeneLink entered into a license and distribution agreement with Solgar Vitamin and Herb, pursuant to which Solgar was to manufacture, market and distribute a line of premium genetically guided dietary supplements utilizing the Company’s Nutritional System™ to Solgar’s health food and specialty natural food retailers North America. Although launched commercially in the spring of 2008, shortly after the death of Solgar’s CEO, Solgar terminated the license and distribution agreement.

GeneWize Life Sciences, Inc. Sales Channel
On August 1, 2008, GeneWize held its grand opening launch conference with over 1,500 participants from around the country. GeneWize is the first direct selling company to focus exclusively on marketing nutritional supplements and skin care products specifically tailored to an individual’s genetic makeup.
GeneWize’s product offering in 2008 and first three quarters of 2009 consisted of its foundational LifeMap Nutrition® System. The LifeMap Nutrition® System is the first comprehensive system of personalized (mass customized) nutritional supplement manufacturing based on genetic testing that measures SNPs in DNA. GeneLink’s patented and patent pending assessments, such as GeneLink Healthy Aging Assessment® and Oxidative Stress, form the foundation. Genetic test results drive a proprietary algorithm that generates a nutritional report linked to an individual “titration matrix” custom recipe for each customer. In order to help compensate for any anticipated need for additional supplementation, “genetically selected ingredients” and nutrients (SNPboost®, or “snip boosts”) are blended into the individual nutritional formulation. Thus, each customer’s product is individually customized and manufactured each month just for that customer.
GeneWize, as a direct selling company, offers customers the opportunity to participate in selling and distributing the products to others and receive compensation for doing so. These independent marketing affiliates must agree to comply with the GeneWize’s policies related to sales and distribution of product, particularly as it relates to product claims or, in the case of enrolling other affiliates, income potential. In return for creating sales and complying with appropriate policies and regulations, GeneWize provides commissions and incentives. It also provides internet ordering sites, business management tools, marketing materials, training and events in support of these affiliates.
Customers order the LifeMap Nutrition® in a 30-day supply which currently comes in an encapsulated form. List price for monthly supplements is $129. Customers generally subscribe to an automatic shipment program which sends their product out monthly, creating a recurring revenue stream for the company. GeneWize plans in the near future to expand product and product line offerings to include other science-related but not genetically customized supplements (“lifestyle boosts”). GeneWize also offers genetically customized skincare solutions developed by Dermagenetics, another subsidiary of GeneLink. GeneLink has previously marketed the Dermagenetics® skin care product to the high-end spa market.
At the August 1, 2008 launch and through the end of 2008, GeneWize far exceeded its enrollment plan and expectations. This unanticipated and extraordinary demand put pressure on infrastructure, including laboratories, manufacturing and customer service. In Spring 2009, GeneWize completed significant upgrades to its systems infrastructure, customer service team, and marketing and sales support staff. It increased capacity in manufacturing and DNA testing labs as well as customer service teams.
During 2009, the Company continued to develop its sales, marketing and operations to support its position as a leader in the genetically customized nutritional and personal care businesses. Nearly all of the approximately $8.6M of revenues realized in 2009 by GeneLink were through its GeneWize subsidiary. On September 16, 2009, GeneWize made a strategic shift in its core product pricing structure to enhance customer acquisition and margins, as discussed more thoroughly below.

On September 16, 2009, GeneWize combined the launch of LifeMap Me™ (made exclusively) Skin Serum and new sales and marketing tools with a strategic shift in pricing of its core offerings. The formulation of LifeMap Me™ (made exclusively) Custom Nutrition, newly enhanced to include the enzyme CoQ10 and digestive enzymes, was priced at $129 per month, as was the LifeMap Me™ (made exclusively) Skin Serum (nutrition customers already on a monthly autoship program were grandfathered in at the earlier price of $99 per month.) In the period since its launch in August 2008, the nutrition product has proven to have strong customer retention and, as a result of the increased margins, GeneWize is on a steady and planned path to profitability.
GeneLink Manufacturing
GeneLink’s products are manufactured by a third party exclusively for GeneLink. GeneLink starts with a base formula and adds the specific Genetically Guided active nutrients to customize each product to the exact DNA information from each Customer.
GeneLink established the first commercially viable DNA-guided nutrition and skin care production facility. Large pharmaceutical and skin care providers manufacture very large volumes of one, single formula product, then ship it to warehouses for storage until it is ordered by a customer or distribution channel. Some products are on the shelf for months, even a year — because it saves the manufacturer money. GeneLink has manufactured and delivers a new, individually-customized product for each customer every month, so ingredient freshness is assured and the customer receives the exact product formulation that his or her body needs. The GeneLink operations team has invested considerable time and energy in designing a reliable delivery process. Customization and personalized products are the future, and GeneLink is the first to conquer the challenge of delivering customized wellness products.
GeneLink employs a US based “one at a time” manufacturing strategy. This permits GeneLink to control quality in real time. Its current third-party methodology is scalable for the foreseeable future, but the Company intends to further automate its manufacturing process to decrease cost, expand capacity, increase the level of customization, and allow “special orders” — allowing customers to delete or add ingredients. This level of customization could provide GeneLink with additional competitive and financial advantages as it facilitates adding additional ingredient(s) to an order at a fraction of the cost a customer would pay if purchasing such ingredient(s) elsewhere.
Quality
GeneLink is committed to quality and efficiency. Currently, GeneLink products are made in a clean room environment, with pharmaceutical grade ingredients and FDA pharmaceutical-grade processes. In addition, GeneLink is also committed to privacy. All DNA samples are bar coded to protect privacy and confidentiality of all customer information, and all DNA samples are destroyed after genotyping. Dr. Donald J. Cannon, Ph.D., a GeneLink Scientific Advisory Board member, is an expert in pharmaceutical product quality and processes and oversees the GeneLink Quality Program.

Intellectual Property
GeneLink has a compilation of issued and pending patents that center on using DNA analysis for the purpose of customizing nutrition and skin care formulations for wellness and anti-aging. Patents that focus on certain specific adverse health conditions are being developed.
The DNA gene technology utilizes SNP analysis. SNPs, which reside in each person’s DNA, are variations in the genetic code of life and account for most of the individual differences among humans including their biochemical pathways. SNPs can account for many physiological differences, e.g., why people respond differently to certain medications, or are more prone to skin rashes or the build up of plaque in their blood vessels.
On May 1, 2007, GeneLink was granted a U.S. Patent (No. 7,211,383) for “Kits and Methods for Assessing Skin Health” — the third patent to be granted from a family of patent applications filed by GeneLink in the U.S. and abroad. In addition, GeneLink is the first (and only) company to be granted a patent for a therapeutic skin health regimen linked to DNA-based skin health assessment.
To support its vision, GeneLink has developed an impressive portfolio of DNA-based assessments and proprietary systems for individually tailored product manufacture and delivery:
•	Oxidative Stress Assessment
GeneLink’s Oxidative Stress Assessment is a DNA-based tool designed to help measure an individual’s inherent genetic capacity to combat oxidative stress. This assessment measures and helps predict the body’s ability to efficiently control oxygen free radical damage, eliminate hydrogen peroxide, protect and repair oxidized phospholipids and destroy harmful environmental compounds and pollutants.
This test specifically looks for variations known as SNPs in key oxidative stress genes. SNPs predict inefficient enzymatic activity that, over time, can result in oxidative damage (also known as free radical damage) to cellular proteins and DNA. SNPs in oxidative stress genes have been associated with a wide variety of physiologic and health related conditions including heart disease, neurological degeneration, premature aging and skin conditions. GeneLink has been granted an Australian patent (No. 2002230953) for this technology.
Oxidative Stress Assessment results are effective when used to create a “customized or targeted” antioxidant supplement regimen for patients or consumers.
•	Lipid Metabolism Assessment/Metabolic Syndrome
GeneLink’s Lipid Metabolism Assessment was designed to help predict an individual’s susceptibility to abnormalities related to lipid balance, lipid metabolism, functional areas that modulate blood pressure regulation and to Metabolic Syndrome.
Metabolic Syndrome is a serious emerging health problem that affects 40 to 50 million American adults. It is related to a constellation of abnormalities that include obesity, abnormal lipid metabolism, and insulin resistance that together yield enhanced risks of cardiovascular problems and Type 2 diabetes mellitus.

GeneLink’s Lipid Metabolism and Metabolic Syndrome Assessment is an important predictive tool to help determine individual susceptibility to cardiovascular events and conditions related to this emerging health crisis.
•	Bone Density Assessment
GeneLink’s Bone Health Assessment looks for SNPs in several key genes associated with bone density and bone loss and is designed to help predict an individual’s susceptibility to osteopenia — a condition that often leads to osteoporosis.
Osteoporosis is responsible for 1.5 million fractures each year, most notably fractures of the vertebrae, forearms, wrists and hips (these are often crippling and sometimes fatal). According to the National Osteoporosis Foundation, one in three women and at least one in twelve men will develop osteoporosis during their lifetime.
GeneLink’s Bone Health Assessment is an important predictive tool that can be used as a guide to help determine an individual’s genetic propensity for bone density loss, and to help create a therapeutic strategy that minimizes in-born health risks.
•	GeneLink Healthy Aging Assessment®
GeneLink’s Healthy Aging Assessment is a twelve gene-SNP panel containing a cross section of some of the most important basic functional health areas including oxidative stress, bone health, cardiovascular health, lipid metabolism and includes genes that play multiple functions in immune response and detoxification.
The Healthy Aging Assessment represents a “foundational health test” for clinicians, patients or consumers interested in using their personal genetics information to create an integrative strategy to help minimize potential health risks.
•	GeneLink Nutragenetic Profile®
GeneLink’s Nutragenetics Nutritional Assessment is designed to identify variations (SNPs) in propensity for: Oxidative stress; Environmental challenges; Cardiovascular health; Detoxification; Immune health; Neurological health: Pulmonary health, Eye/Vision health & Bone health.
This powerful assessment represents an excellent starting place for clinicians, patients or consumers interested in using their personal genetic information to create an integrative strategy to help minimize potential health risks.
Depending upon the marketing channel, assessment result presentations may vary.
•	CoQ10 Efficiency Assessment
CoQ10 is a powerful antioxidant very important to cardiovascular health, neuronal health, skin health; also functions in the protection against environmental toxins. CoQ10 changes are increasingly associated with “metabolic syndrome,” an important clustering of conditions that are powerful determinants of cardiovascular disease and diabetes.

GeneLink’s CoQ10 Efficiency Assessment is designed to help determine which form of CoQ10 an individual is able to efficiently use. The fully oxidized form of COQ10 (called Ubiquinone) or the active form of CoQ10 (called Ubiquinol).
Many people (approximately 30% of the population) may not be able to efficiently use the more popular form of CoQ10 (Ubiqionone) and would likely benefit from utilizing Ubiquinol, the active form of the antioxidant.
•	Skin Health Assessment (also know as Dermagenetics® Skin Health Assessment)
GeneLink’s patented Dermagenetics Skin Health Assessment is a “first of its kind” skin-health assessment that helps identify variations in key genes related to skin aging, wrinkling and overall skin health; it is designed to specifically measure important gene-SNPs associated with collagen breakdown, photo-aging, oxidative stress, skin irritation and the skin’s ability to tolerate environmental pollutants.
This breakthrough test provides information that forms the foundation for the first and only scientifically proven customized skin care system genetically matched to an individual’s DNA.
The Dermagenetics Skin Health Assessment provides information that can be used to help guide the selection of compensatory active ingredients (SNPactives™) which can be used to help guide customized therapies or regimens.
•	DNA Collection System
GeneLink offers the only patented (No. 6,291,171), FDA reviewed, non-invasive, self-administered DNA collection system available today. The process is easy to understand, simple to do and takes just a few minutes — it’s about as straight forward as brushing one’s teeth! No invasive procedures are involved so anyone, clinicians or consumers, can use this collection system.
A person simply swabs the inside of their mouth (inner cheek) with the provided swabs and mails the swabs back to GeneLink’s laboratories in the special envelopes. Everything, along with easy-to-follow instructions is included. All materials and forms are bar coded with a unique ID number to insure privacy and confidentiality. All GeneLink DNA assessment panels utilize this DNA collection system.
Proprietary Technology
GeneLink has also developed other proprietary technology that is not patented or patent pending. This technology includes the following:
•	Comprehensive Cardio Assessment
Heart disease and stroke (the principal components of cardiovascular disease) are the first and third leading causes of death in the United States and account for more then 40% of all deaths. Coronary heart disease is a leading cause of premature permanent disability among working adults.
GeneLink’s Comprehensive Cardio Assessment incorporates twenty-six SNPs (within twenty-one genes) associated with a variety of important cardio-functional areas that modulate blood pressure regulation, lipid balance and metabolism, vascular integrity, procoagulation, platelets and oxidative stress.

GeneLink’s Comprehensive Cardio Assessment is an important assessment tool that can help to determine individual susceptibilities and for creating therapies that help promote heart-healthy outcomes.
•	Dermagenetics® Customized Skin Care System
First introduced in 2005, the Dermagenetics® Skin Care System was the first comprehensive system of personalized (mass customized) skin care product manufacturing based on genetic testing that measures SNPs in DNA.
GeneLink’s patented Dermagenetics® Skin Health Assessment forms the foundation: Genetic test results drive a proprietary algorithm that generates a skin health report linked to an individual “titration matrix.” Next, genetically selected ingredients called SNPactive® (actives which have been shown to help compensate for genetic deficiencies) are infused into the individual skin care or cosmetic product.
The Dermagenetics® Skin Care System is the first and only clinically tested, scientifically proven customized skin care system genetically matched to an individual’s DNA.
•	Nutragenetics Customized Nutritional Supplement System
The Nutragenetics Nutritional Care System is the first comprehensive system of personalized (mass customized) nutritional supplement manufacturing based on genetic testing that measures SNPs in DNA.
GeneLink’s patented pending assessments, such as Healthy Aging and Oxidative Stress, form the foundation: Genetic test results drive a proprietary algorithm that generates a nutritional report linked to an individual “titration matrix.”
In order to help compensate for any predicted deficiencies, “genetically selected ingredients” and nutrients (called SnpNutrients™) are titrated and blended into the individual nutritional formulation.
The Nutragenetics Nutritional Care System is the first customized nutritional and optimal health system where nutritional supplement ingredients and products are genetically matched to an individual’s DNA.
Development Pipeline
GeneLink’s scientists continue to research and develop DNA assessments and products for a growing list of condition-specific products:
•	Dementia and Alzheimer’s Assessment

•	Metabolic Syndrome Assessment

•	Macular Degeneration Assessment

•	Neurological Health Panel

•	DNA Integrity and Repair Panel

•	Next Generation DNA Collection Kit
Regulation
State and Federal Regulation
GeneLink offers a variety of DNA based predictive assessments designed to measure SNPs. GeneLink assessments are not intended to diagnose, treat or cure any disease and are intended for education purposes only.
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
GeneLink’s predictive assessments may be subject to regulation both at a State and Federal level. The Centers for Medicare & Medicaid Services (CMS) regulates most laboratory testing performed on humans in the U.S. through the Clinical Laboratory Improvement Amendments (CLIA). The Division of Laboratory Services, within the Survey and Certification Group, under the Center for Medicaid and State Operations (CMSO) has the responsibility for implementing the CLIA Program.
Certain states such as New York and California have more stringent regulations for clinical laboratories and broader definitions as to what testing is regulated. International jurisdictions also may impose regulations on the conditions under which testing is performed on their residents. Some states may require a physician order for the testing.
GeneLink endeavors to maintain compliance with all relevant State and Federal regulations. Historically, due to unique, state specific regulatory requirements GeneLink DNA assessment services have not been available for the residents of New York and California. Compliance with California requirements was accomplished in the first quarter of 2009 with the Company’s affiliation with a California compliant lab facility. The Company continues to actively seek the appropriate approvals to provide testing in New York and in all other jurisdictions, both domestic and international.
GeneLink’s DNA sample collection kit is appropriately classified as a specimen transport and storage container under 21 C.F.R. § 864.3250. Products covered by this classification regulation are defined as follows:
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
FDA Regulation of Nutritional Supplements
The Dietary Supplement Health and Education Act of 1984 (DSHEA) amended the Federal Food Drug and Cosmetic Act, defined dietary supplements including vitamins and minerals, and provided a regulatory framework to ensure safe quality dietary supplements and the dissemination of accurate information about such products. Under DSHEA dietary supplements are regulated as foods. The FDA is prohibited from regulating the active ingredients in dietary supplements as food additives or drugs unless product claims trigger a declaration drug status. GeneLink’s supplements are all currently accepted as safe and are not regulated as drugs. New ingredients will not be added to our product offerings unless they are accepted by the FDA. If any individual ingredient becomes subject to additional FDA regulation GeneLink would look to replace it with a suitable substitute without material impact on the usefulness or marketability of the specific GeneLink or GeneWize product.
Privacy Protection and HIPAA
GeneLink is committed to meeting the ideals for confidentiality of individuals’ personal information as expressed in the Health Insurance Portability and Accountability Act of 1996 (HIPAA) and maintains strict confidentiality regarding clients’ identity and the security of their results.

SCIENTIFIC ADVISORY BOARD
The Scientific Advisory Board (“SAB”) is comprised of leading scientists and researchers in the fields of biotechnology, genomics, molecular biology, chemistry, medicine, clinical laboratory medicine, pediatrics, and nutritional sciences. As a group, the SAB has published over 600 peer reviewed publications and abstracts, numerous awards, dozens of patents, distinguished careers and affiliations with some of the world’s foremost public and private biosciences corporations and universities.
Bernard L. Kasten, Jr. M.D.
Dr. Kasten is the Executive Chairman of the Board. Dr. Kasten has been a scientific advisor to the Company since 1999 and a member of the Company’s Advisory Committee since 2001. Dr. Kasten is a graduate of Miami University (Oxford Ohio), BA Chemistry 1967, and the Ohio State University College of Medicine MD 1971. His residency was served at the University of Miami, Florida and fellowships at the National Institutes of Health Clinical Center and National Cancer Institute, Bethesda, Maryland. Dr. Kasten is a Diplomat of the American Board of Pathology with Certification in Anatomic and Clinical Pathology with sub-specialty certification in Medical Microbiology. Dr. Kasten is an author of “Infectious Disease Handbook” 1st through 5th Editions 1994-2003 and the “Laboratory Test Handbook” 1st through 4th Editions 1984-1996 published by Lexi-Comp Inc., Hudson, Ohio. Dr. Kasten has been active with the College of American Pathologists (CAP) serving as Chairman of its Publication Committee from 1985-1993, its Management Resources Committee from 1993-1998 and its Chairman Internet Editorial Board from 1999-2003. Dr. Kasten received the College of American Pathologists Presidents Medal Awarded for Outstanding Service in 1989 and the College of American Pathologists Frank W. Hartman Award, in 1993 for Meritorious Service to the College (Founding CAP Today) the organization’s highly successful monthly tabloid magazine. Dr. Kasten’s professional staff appointments have included the Cleveland Clinic, Northeastern Ohio Universities College of Medicine, the Bethesda Hospitals and Quest Diagnostics. Dr. Kasten served eight years, 1996-2004, at Quest Diagnostics Incorporated [NYSE-DGX], where he was Chief Laboratory Officer; Vice-President of Business Development for Science and Medicine and Vice-President of Medical Affairs of a Quest Diagnostics wholly-owned subsidiary, MedPlus Inc. Dr. Kasten joined SIGA Technologies, Inc. [NASDAQ-SIGA] as a Board of Directors member in May 2003, and accepted the appointment as SIGA’s Chief Executive Officer in July of 2004, serving through April 2006. Dr. Kasten has been Chairman of the Board of Directors of Cleveland Bio Labs Inc. [NASDAQ-CBLI] since 2006, and also serves on the Board of Directors of Enzo Biochem [NYSE-ENZ].
Dr. Robert P. Ricciardi, Ph.D.
Dr. Robert P. Ricciardi is the founder of GeneLink and is a Professor of Microbiology at the University of Pennsylvania, where he is a Graduate Group Chairman. He received his Ph.D. from the University of Illinois at Urbana. He was a Postdoctoral Fellow at Brandeis University and Harvard Medical School in the Department of Biological Chemistry where he was awarded Fellowships by the American Cancer Society, National Institutes of Health and the Charles A. King Trust. He developed one of the first genomic technologies, which was used widely to discover and map many hundreds of genes by identifying the proteins they encode. Most of Dr. Ricciardi’s research has centered on understanding basic mechanisms of cancer. He identified one of the first gene activators from a virus that can make cells cancerous by enabling them to escape the immune system. These studies, in turn, disclosed a key mechanism that modulates NF-kappa-B, the master regulator of the immune system. Dr. Ricciardi has also developed and received patents on recombinant delivery vectors for potential use as vaccines and gene therapy. In addition, Dr. Ricciardi discovered new replication proteins from human viruses that cause cancer (KSHV) and possibly chronic fatigue (HHV-6). He is applying a rapid mechanistic assay he developed (US Patent) that is being used to screen tens of thousands of compounds from chemical libraries in order to discover therapeutics that will inhibit these and other disease related human viruses. Dr. Ricciardi has served as a consultant to Children’s Hospital of Philadelphia, Smith Kline Pharmaceuticals, the NIH, and was awarded a NATO Visiting Professorship at Ferrara Medical School and has been an invitational speaker at numerous international scientific meetings and universities. He has authored nearly 100 publications.
Dr. Harold H. Harrison M.D., Ph.D., F.C.A.P.
Dr. Harrison has served as Corporate Medical Director of Genetic Services for Quest Diagnostics, and as overall Medical Director for the biochemical, molecular, cytogenetic, and HLA laboratories of Genetrix, Inc., a national genetic services company that was acquired by Genzyme Genetics in 1997. A Clinical Pathologist with subspecialty training in all areas of genetic services and a Ph.D. in biochemical genetics, Dr. Harrison is a Fellow of the College of American Pathologists and a member of the American College of Medical Genetics and American Society of Human Genetics. He holds medical licenses in six states (AZ, CA, IL, NJ, NV, and NY), and laboratory director’s licensure in NJ and NY. A former faculty member at the Univ. of Chicago Pritzker School of Medicine, Dr. Harrison has 80 publications and abstracts, and several OMIM/GDB citations for his and collaborators’ genetic discoveries. Dr. Harrison currently holds a clinical faculty appointment with the University of Arizona Medical School.
Dr. Robert P.K. Keller, M.D.
Dr. Keller is Founder and Medical Director of The Keller Medical Institute. Dr. Keller began his distinguished career in medicine over 30 years ago and has been a respected member of the Monterey Peninsula medical community for 21 years. Residency trained as a trauma physician and surgeon, he began repairing damaged skin in the late 1970’s. Wanting to become more proactive in skin repair, he took post-doctorate studies in cosmetic and anti-aging medicine and trained with some of the world’s most renowned physicians. A former nationally syndicated television medical news commentator, Dr. Keller has lectured internationally and is listed in the 2001 National Registry of Who’s Who. His patient list includes many of the most celebrated names in sports, entertainment and business.
Dr. Donald J. Cannon, Ph.D.
Dr. Cannon received his B.A. in Chemistry from Harvard College and a M.A. in Medical Sciences and a Ph.D in Biochemistry from Boston University. He has been on the faculty at the Medical Schools at the University of Hawaii, University of Arkansas, and Marshall University where he has lectured to medical, graduate, nursing and allied health students and was director of the Pathology residency program at Marshall University. He has directed laboratories and performed research at the Boston Biomedical Research Institute, the Little Rock, Arkansas VAMC and the Bethesda Hospitals in Cincinnati. Dr. Cannon has

served as Laboratory Director in Forensic Toxicology, National Manager of Operations Excellence and National Manager of Special Projects in Business Ventures at Quest Diagnostics. He has over 130 publications and book chapters, and is an active member of the American Association for Clinical Chemistry, the Association of Clinical Scientists and the National Academy of Clinical Biochemistry. He has been invited and has continued to lecture on a number of topics in various countries and locales. Dr. Cannon has received numerous awards related to clinical laboratory medicine, laboratory management and teaching. He is currently Professor of Chemistry and Director of the Forensic Sciences program at the University of Tampa.
Dr. James W. Simpkins, Ph.D.
Dr. James W. Simpkins received his B. S, and M. S. degrees from the University of Toledo and in 1977 received a Ph.D. Degree in Physiology from Michigan State University. He joined the faculty at the University of Florida, College of Pharmacy in 1997 and rose through the ranks to the position of Professor of Pharmacodynamics. He has served as Chairman of the Department of Pharmacodynamics, Chairman of the Department of Pharmaceutics, Associate Dean for Research and Graduate Studies and Director, Center for the Neurobiology of Aging at the University of Florida. In 1996, Dr. Simpkins was appointed as the Frank Duckworth Professor of Drug Discovery at the University of Florida. He has more than 295 peer-reviewed publications, a dozen patents for his discoveries and has edited two texts on Alzheimer’s disease therapy. He also served as the Director of the University of Florida Drug Discovery Group for Alzheimer’s disease, which has sustained funding by the National Institute on Aging to support research in the pharmacotherapy for Alzheimer’s disease. In 1999 he was appointed to the Medical and Scientific Advisory Council of the National Alzheimer’s Association. In July of 2000, he became the Chair of the Department of Pharmacology and Neuroscience and Director, Institute for Aging and Alzheimer’s Disease Research at the University of North Texas Health Science at Fort Worth.
Dr. Robert Kagan, M.D. F.C.A.P.
Dr. Kagan is Board Certified in Clinical Pathology, Nuclear Medicine and Hyperbaric Medicine. He received his medical degree from Georgetown University School of Medicine. He is Past President of the Florida Association of Nuclear Physicians and Past Chairman of the Board of the Nuclear Medicine Resource Committee of the College of American Pathologists.
Dr. Heather Mittiga, M.D.
Dr. Mittiga is a Board Certified Pediatrician. She received her medical degree from Case Western Reserve University, College of Medicine, served her residency at the University of Pittsburgh Children’s Hospital and fellowship at the Cincinnati Children’s Hospital Medical Center. Her practice interests include pediatric wellness, child and adolescent nutrition. Dr. Mittiga assists the GeneLink formulation team in determining proper nutrients, efficacy, and safety levels for pediatric, youth, and teen products.

ITEM 1A.	RISK FACTORS
Our business and the value of our shares are subject to the risks described above and certain risks described below.
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
Our future capital requirements and the adequacy of available funds will depend on numerous factors, including:
•	the successful commercialization of our existing products and services;

•	the development of adequate internal systems, manufacturing capabilities and laboratory testing capabilities;

•	progress in our product development efforts;

•	progress with regulatory affairs activities;

•	the growth and success of effective sales and marketing activities;

•	the cost of filing, prosecuting, defending and enforcing patent claims and other intellectual property rights; and

•	the development of strategic alliances for the marketing of our products.
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

WE HAVE A HISTORY OF LOSSES AND MAY HAVE CONTINUED LOSSES FOR THE FORESEEABLE FUTURE.
We commenced operations in 1994. We have incurred significant losses to date and revenues have been limited. Our expenses have exceeded revenues in each year since inception. Given planned levels of operating expenses, we may continue to incur losses for the foreseeable future. Our accumulated deficit as of December 31, 2009 was $18,001,960. Our expenses historically have consisted principally of research and development, salaries and for general and administrative expenses incurred while building its business infrastructure. We plan to increase operating expenses in anticipation of increasing revenues. If our revenue growth is slower than anticipated or operating expenses exceed expectations, our losses will significantly increase. Even if we were to achieve profitability, it may not be able to sustain or increase profitability on a quarterly or annual basis.
IF OUR OUTSIDE SUPPLIERS AND MANUFACTURERS FAIL TO SUPPLY RAW MATERIALS AND PRODUCTS IN SUFFICIENT QUANTITIES AND IN A TIMELY FASHION, OUR BUSINESS COULD SUFFER.
Currently, we have one exclusive supplier of raw materials for our products. The loss of our supplier or a significant disruption or interruption in our supply of raw materials could have a material adverse affect on the manufacturing and packaging of our products. Furthermore, any increases in the costs of raw materials would adversely affect our products margins if we are unable to pass along such higher costs in the form of price increases, or to otherwise achieve cost efficiencies in manufacturing distribution. We currently have one exclusive manufacturer of our products and there is no assurance that this outside manufacturer will continue to reliably supply finished products to us at the level of quality that we require. If our third-party manufacturer were to become unable or unwilling to provide products in required volumes and quality levels to us, we would be required to identify and obtain acceptable replacement manufacturing sources. As we grow, we will be required to identify alternative sources for raw materials and for manufacturing, and there is no assurance that we will be able to identify appropriate alternative sources of raw materials and manufacturing that will be able to meet our needs.
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
WE DO NOT OWN OUR OWN CERTIFIED GENETIC LABORATORY, SO WE MUST RELY ON INDEPENDENT THIRD-PARTIES FOR OUR LABORATORY SERVICES.
All genetic tests that are undertaken on our behalf in connection with the sale of our products and services are undertaken by independent third-party laboratories that are certified in all appropriate jurisdictions. There is no assurance that these outside laboratories will continue to reliably provide laboratory services to us at the level of quality that we require or that such laboratories will maintain their required certifications and licenses needed to provide such services to us. If these laboratories stop providing such services to us, there is no assurance that we would be able to obtain alternative laboratory services on a timely basis that will meet the level of quality that we require. Any extensive interruption in the supply of laboratory services to us would result in loss of sales.

IF WE DEVELOP IN-HOUSE CAPABILITIES TO DEVELOP OUR OWN RAW MATERIALS, MANUFACTURING CAPABILITIES AND/OR CERTIFIED GENETIC LABORATORY SERVICES, THERE WOULD BE REGULATORY, ECONOMIC AND OTHER RISKS ASSOCIATED WITH SUCH VENTURES.
As we grow, we may decide to manufacture some or all of the raw materials and/or finished products sold to our customers. In such event, we would be required to comply with the requirements and directives of governmental agencies, including the FDA. We would also be subject to environmental laws. Violation of any of these requirements could result in financial penalties and other enforcement actions and could require us to halt our in-house manufacturing operations until violations are cured. The costs required to cure any incidents of non-compliance, to resolve enforcement actions that might be initiated by a government authority or to satisfy any new legal or other requirements with respect to the manufacturing of our raw materials and products could have a material adverse affect on our business, financial conditions and results of operations. If we decide to acquire or build a laboratory to use for our in-house purposes, we would be subject to the oversight of various federal and state governmental agencies, and we would be required to become certified in various federal and state jurisdictions. The laboratory certification process is a lengthy and costly process and there is no assurance that we will obtain any or all such certifications. If we operate our own laboratory, such operations would be subject to power failures, the breakdown, failure or substandard performance of equipment, the improper installation or operation of equipment, and natural and other disasters, and there can be no assurance that the occurrence of any of these or any other operational problems at any laboratories that we might operate would not have a material adverse affect on our business, financial condition and results of operations.
OUR BUSINESS CURRENTLY DEPENDS PRIMARILY ON THE SUCCESS OF PRODUCT SALES AND OUR TECHNOLOGY LICENSING PROGRAM, WHICH IF UNSUCCESSFUL, WILL THREATEN OUR SURVIVAL.
An element of our current business strategy is to enter into licensing arrangements with companies to manufacture products incorporating our technologies. We have entered into one licensing arrangement with an alternative supplier and manufacturer and anticipate entering into additional licensing arrangements. We face challenges in entering into new license agreements. During discussions with potential licenses, significant negotiation issues arise from time to time. We can not be assured that prospective licensees will be persuaded during negotiations to enter into a license agreement with us, either at all or on terms acceptable to us. In addition, the existence of our subsidiaries could be seen by potential licensing partners as competition to their plans.
Any royalties that we receive from licensees will depend on their efforts and expenditures over which we have no control. Because it is up to our licensees to decide when and if they will introduce products using our technology, we cannot predict when and if our licensees will generate substantial sales of such products. The amount and timing of royalty payments will be dependent on the ability of our licensees to gain successful regulatory approval for, market and sell products incorporating our technologies. Failure of certain licensees to gain regulatory approval, if required, or market acceptance for such products could have a material adverse effect on our business, financial condition and results of operations.

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
The addition of our GeneWize subsidiary has offered us an additional strategy of product development and direct-to-market sales opportunities. GeneWize is still relatively early in its development and its ability to retain affiliates and customers has yet to be tested for any significant period. Because of the short operating history, any forecasts and assurance of future revenues continue to be less than certain. GeneWize has yet to create positive net cash flow, thus continuing to require funding from GeneLink. A continued operating deficit could materially impact our financial condition.
WE MAY NOT BE ABLE TO PAY ANY JUDGMENT AND COULD BE FORCED TO CEASE OUR OPERATIONS IF OUR FORMER CHIEF EXECUTIVE OFFICER PREVAILS WITH RESPECT TO HIS LITIGATION AGAINST US.
On February 18, 2010, by Final Order, the Superior Court of Pennsylvania dismissed the appeal filed by the Company’s former CEO and President, John DePhillipo, and his wife (collectively, the “DePhillipos”) against the Company, its subsidiary GeneWize Life Sciences, Inc., and several of the Company’s officers, directors and advisors (collectively, the “GeneLink Parties”). The Court also awarded sanctions in favor of the GeneLink Parties against the DePhillipos and their counsel, with the amount of such sanctions to be determined in the future by the Court of Common Pleas of Pennsylvania, Philadelphia County. On March 3, 2010, the DePhillipos and their counsel filed a motion asking the Superior Court of Pennsylvania to reconsider, and on March 15, 2010 the Superior Court of Pennsylvania reinstated the DePhillipos’ appeal.
The DePhillipos’ appeal arose from the May 5, 2009 Order and Opinion of the Court of Common Pleas of Pennsylvania, Philadelphia County wherein that Court dismissed the DePhillipos’ claims as unviable. The DePhillipos had claimed that the GeneLink Parties defrauded them into settling a lawsuit previously commenced by Mr. DePhillipo against the Company in the Superior Court of New Jersey, Atlantic County, and sought the return of 3,953,000 shares of the Company’s common stock sold by the DePhillipos to the Company pursuant to that settlement, allegedly worth approximately $20 million.
If the DePhillipos prevail in this litigation and obtain a judgment against us for all or any substantial portion of their claim against us or our officers, directors or advisors (as we have agreed to indemnify such officers, directors and advisors), it is likely that we will not be able to pay any such judgment and may be forced to cease operations. In such event, it is unlikely that our shareholders would receive any distributions if we were forced to cease operations and liquidate.

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
OUR COMMON STOCK PRICE IS VOLATILE AND WE HAVE A THIN TRADING MARKET.
Although the our Common Stock is listed on the NASDAQ OTC Bulletin Board, the daily trading volume of our Common Stock has generally been limited. The prices for securities of biosciences companies have historically been volatile. The trading price of our Common Stock has experienced considerable fluctuation since we began public trading in 1998.
OUR LIMITED OPERATING HISTORY AND RECENT CHANGE IN MARKETING STRATEGY MAKE IT DIFFICULT TO EVALUATE OUR PROSPECTS.
We have a limited operating history on which to evaluate our business and prospects. There is no assurance that we will achieve significant sales as a result of this new strategy. We also may not be successful in addressing our operating challenges such as expanding our market presence. Although we have developed our business model in an attempt to address these issues, our prospects for profitability must be considered in light of our evolving business model.
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

Declining economic conditions may also increase our costs. If the economic conditions do not improve or continue to deteriorate, our results of operations or financial condition could be adversely affected. Over the past few months, we have taken significant steps to cut costs and restructure our pricing, resulting in increasing margins. Further increases in margins are a major focus of our management and our business plan, but there can be no assurance that we will be able to realize any increase in margins.
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

DUE TO THE HIGH LEVEL OF COMPETITION IN OUR INDUSTRY, WE MIGHT FAIL TO DEVELOP NEW CHANNELS OF DISTRIBUTION OR TO RETAIN OUR CUSTOMERS AND DISTRIBUTORS, WHICH WOULD HARM OUR FINANCIAL CONDITION AND OPERATING RESULTS.
The business of marketing skin care and nutrition products is highly competitive and sensitive to the introduction of new products which may rapidly capture a significant share of the market. These market segments include numerous manufacturers, distributors, marketers, retailers and physicians that actively compete for the business of consumers both in the United States and abroad. In addition, we anticipate that we will be subject to increasing competition in the future from sellers that utilize electronic commerce. Many of these competitors have longer operating histories, significantly greater financial, technical, product development, marketing and sales resources, greater name recognition, larger established customer bases and better-developed distribution channels than we do. Although at this time we do not know of any other companies capable of providing an integrated product line of the type that we offer, our present or future competitors may be able to develop products that are comparable or superior to those we offer, adapt more quickly than we do to new technologies, evolving industry trends and standards or customer requirements, or devote greater resources to the development, promotion and sale of their products than we do. For example, if our competitors develop skin care or nutritional treatments that prove to be more effective than our products, demand for our products could be reduced. Accordingly, we may not be able to compete effectively in our markets and competition may intensify. Our GeneWize subsidiary is subject to significant competition for the recruitment of distributors from other network marketing organizations, including those that market nutritional supplements and skin care products as well as other types of products. Our ability to be competitive therefore will depend, in significant part, on our success in recruiting and retaining distributors through an attractive compensation plan, the maintenance of an attractive product portfolio and other incentives. We cannot ensure that our programs for recruitment and retention of distributors will be successful, and if they are not, our financial condition and operating results would be harmed.
THE MARKET FOR OUR PRODUCTS AND SERVICES IS UNPROVEN.
The market for our products and services is at an early state of development and may not continue to grow. The general scientific community has only a limited understanding of the role of genes in predicting adverse health conditions. The marketplace may never accept our products and services, and we may never be able to sell our products and services at a profit. We believe that we can achieve broad market acceptance only with substantial education about the benefits and limitations of our products and services.
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

THE SALE OF OUR PRODUCTS INVOLVES PRODUCT LIABILITY AND RELATED RISKS THAT COULD EXPOSE US TO SIGNIFICANT INSURANCE AND LOSS EXPENSES.
Although we have never received any product liability claim for our genetic tests or customized products, we face an inherent risk of exposure to product liability claims if the use of our products results in, or is believed to have resulted in, illness or injury. Most of our products contain combinations of ingredients, and there is little long-term experience with the effect of these combinations. In addition, interactions of these products with other products, prescription medicines and over-the-counter drugs have not been fully explored or understood and may have unintended consequences. While our third party manufacturers perform tests in connection with the formulations of our products, these tests are not designed to evaluate the inherent safety of our products.
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
INTERRUPTIONS TO OR FAILURE OF OUR INFORMATION PROCESSING SYSTEMS MAY DISRUPT OUR BUSINESS AND OUR SALES MAY SUFFER.
We are dependent on our information processing systems to timely process customer orders, oversee and manage our distributor network and control our inventory, and for our distributors to communicate with their customers and distributors in their network. Interruptions to or failure of our information processing systems may be costly to fix and may damage our relationships with our customers and distributors, and cause us to lose customers and distributors. If we are unable to fix problems with our information processing systems in a timely manner our sales may suffer. In view of the unanticipated growth of GeneWize, many of our systems were either incomplete, insufficient, and/or in process of being developed. Although we have allocated significant resources to expanding our systems and infrastructure, there is no guarantee that such systems and infrastructure will not prove to be insufficient unless further improved and expanded, especially if we experience a large increase in business.
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

INCREASED HOLDBACKS BY CREDIT CARD PROCESSORS MAY ADVERSELY AFFECT OUR CASH FLOW AND FINANCIAL CONDITION.
Due to the recent global credit crisis, some of the companies that process our credit card transactions may increase the amount that they keep in reserve as holdbacks. Holdbacks are the portion of the revenue from a credit card transaction that is held in reserve by the credit card processor to cover possible disputed charges, chargeback fees, and other expenses. After a predetermined time or upon reaching levels of reserves deemed sufficient, holdbacks are returned to us. In our case, a majority of the funds that we receive from consumers, including all of our revenues from recurring monthly sales, are received from credit card transactions. If the holdback percentage on credit card transaction increases, the percentage that we receive upon processing the credit card transaction decreases. Although we are entitled to receive any remaining holdback amount after a designated period of time, any increase in the holdback percentage would result in a delay in our receiving the full proceeds from the sales of our products and services. This will adversely affect our cash flow and financial condition.
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

In an Action filed by Mr. DePhillipo against us in November 2005 in the Superior Court of New Jersey, Law Division, Atlantic County, John R. DePhillipo v. GeneLink, Inc., Docket No. ATL-L-7479-05, Mr. DePhillipo alleged that his termination by us “for cause” was improper and therefore he was entitled to in excess of $1,500,000 in severance pay under the terms of an employment agreement, allegedly entered into effective January 1, 2005 (the “Employment Agreement”) and an additional $84,000 in accrued and unpaid compensation. We filed an Answer denying the material allegations of the Complaint and asserted a number of affirmative defenses. We filed counterclaims against Mr. DePhillipo for breach of fiduciary duty, conversion, negligent misrepresentation, unjust enrichment and fraud while Mr. DePhillipo served as our Chief Executive Officer, President and Chief Financial Officer. The counterclaims sought recovery in excess of that sought by Mr. DePhillipo in the Complaint.
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
On August 12, 2008, in an Action filed in the Philadelphia Court of Common Pleas, DePhillipo, et. al. v. GeneLink, Inc. t/a GeneLink Biosciences, Inc., et. al., Philadelphia County Court of Common Pleas, August Term 2008 No. 1128, Mr. DePhillipo and Maria DePhillipo, his spouse, filed suit against the Company, GeneWize and certain of the Company’s officers, directors and advisors (the “GeneLink Parties”). Mr. and Mrs. DePhillipo allege, among other things, that the Company and certain of these officers, directors and/or advisors fraudulently and/or negligently conspired to induce Mr. DePhillipo to enter into the Settlement and to cause Mr. and Mrs. DePhillipo to sell their shares of the Company’s common stock to the Company, that the Company and its counsel fraudulently and negligently misrepresented the Company’s financial condition to induce Mr. DePhillipo to enter into the Settlement and to cause Mr. and Mrs. DePhillipo sell their shares of the Company’s common stock, and that the Company failed to timely disclose information concerning the formation and operation of GeneWize. Mr. and Mrs. DePhillipo seek approximately $20 million in damages based upon an alleged value of the Company’s common stock of $5.00 per share. They also seek rescission of the Settlement and thus the return of the 3,953,000 shares of the Company’s common stock sold by them to us pursuant to the Settlement.

On February 18, 2010, the Superior Court of Pennsylvania dismissed the appeal filed by the DePhillipos. The Court also awarded sanctions in favor of the GeneLink Parties against the DePhillipos and their counsel, with the amount of such sanctions to be determined in the future by the Court of Common Pleas of Pennsylvania, Philadelphia County. On March 3, 2010, the DePhillipos and their counsel filed a motion asking the Superior Court of Pennsylvania to reconsider, and on March 15, 2010 the Superior Court of Pennsylvania reinstated the DePhillipos’ appeal.
We have agreed to indemnify our officers, directors and advisors who have been named as defendants in the Action and will be liable for any costs or expenses incurred by or judgments entered against such defendant.
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

2008	High	Low
1st Quarter	$0.12	$0.07
2nd Quarter	0.53	0.07
3rd Quarter	0.56	0.22
4th Quarter	0.35	0.10

2009	High	Low
1st Quarter	$0.17	$0.07
2nd Quarter	0.17	0.12
3rd Quarter	0.16	0.09
4th Quarter	0.19	0.10
As of March 15, 2010, there were 180 holders of record of the Company’s Common Stock. The Company has never paid dividends and does not anticipate paying any dividends in the future. The Company anticipates that it will retain all future revenues for working capital purposes.
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

EQUITY COMPENSATION PLAN INFORMATION

Number of
securities remaining
available for future
	Number of			issuance under
	securities to be			equity
	issued upon exercise		Weighted-average	compensation plans
	of outstanding		exercise price of	(excluding securities
	options, warrants		outstanding options	reflected in column
	and rights		warrants and rights	(a))
Plan Category	(a)		(b)	(c)

Equity compensation plans approved by security holders[1]	7,125,000	(1)	$0.12	4,600,000

Equity compensation plans not approved by security holders	22,225,624		$0.15	0

Total	29,350,624		$0.14	4,600,000

(1)	5,725,000 options were granted pursuant to the Company’s 2007 Stock Option Plan and 1,400,000 options were granted pursuant to the Company’s 2009 Stock Option Plan.
RECENT SALES OF UNREGISTERED SECURITIES
During the nine months ended September 30, 2009, the Company sold an aggregate of $1,014,000 of shares of Common Stock in private offerings at a price of $0.10 per share. The shares of Common Stock were sold on the dates and in the amounts set forth below to accredited investors only in reliance upon the exemption provided in Section 4(2) of the Securities Act of 1933, as amended (the “Securities Act”), and/or Rule 506 of Regulation D promulgated under the Securities Act. No form of general solicitation or general advertising was conducted in connection with the issuances of the shares and the shares were offered and sold only to accredited investors. The shares of Common Stock contain restrictive legends preventing the sale, transfer or other disposition of such shares, unless registered under the Securities Act, or sold pursuant to an exemption therefrom.

		Number of
	$ of Common	Shares of	Number of
Date	Stock Sold	Common Stock	Investors
January 8, 2009	$60,000.00	600,000	2
January 15, 2009	$5,000.00	50,000	1
January 26, 2009 [1]	$500,000.00	5,000,000	1
June 12, 2009	$22,500.00	225,000	2
June 17, 2009	$20,000.00	200,000	1
June 29, 2009	$10,000.00	100,000	1
July 10, 2009	$500.00	5,000	1
July 23, 2009	$12,500.00	125,000	1
July 24, 2009	$150,000.00	1,500,000	1
July 28, 2009	$150,000.00	1,500,000	1
July 31, 2009	$500.00	5,000	1
August 18, 2009	$70,000.00	700,000	2
August 20, 2009	$10,000.00	100,000	1
August 26, 2009	$3,000.00	30,000	1

TOTAL	$1,014,000.00	10,140,000	17

[1]	This investor also received a warrant to acquire 750,000 shares of Common Stock at an exercise price of $0.11 per share.
The Company paid a total of $54,640 and issued warrants to acquire 684,500 shares of Common Stock at an exercise price of $0.10 per share and warrants to acquire 37,500 shares of Common Stock at an exercise price of $0.11 per share to First Equity Capital Securities, Inc., as placement agent, in connection with the sale of some of the shares of Common Stock listed above. Kenneth R. Levine, a holder of more than five percent of the equity securities of the Company, is an officer and owner of First Equity Capital Securities, Inc.
During the quarter ended December 31, 2009, the Company sold an aggregate of $396,500 of units (the “Units) at a price of $0.10 per Unit, each Unit consisting of 1 share of Common Stock of the Company and a 1/2 of a warrant to acquire one share of Common Stock of the Company at a price of $0.15 per share. The Units were sold on the dates and in the amounts set forth below to accredited investors only in reliance upon the exemption provided in Section 4(2) of the Securities Act and/or Rule 506 of Regulation D promulgated under the Securities Act. No form of general solicitation or general advertising was conducted in connection with the issuances of the Units and the Units were only offered and sold to accredited investors. Each of the shares of Common Stock and Warrants comprising the Units contains restrictive legends preventing the sale, transfer or other disposition of such shares of Common Stock and Warrants, unless registered under the Securities Act, or pursuant to an exemption therefrom.

		Number of Shares	Number of	Number of
Date	$ of Units Sold	of Common Stock	Warrants Issued	Investors
October 12, 2009	$10,000.00	100,000	50,000	1
November 12, 2009	$110,500.00	1,105,000	552,500	4
November 17, 2009	$150,000.00	1,500,000	750,000	2
November 20, 2009	$87,500.00	875,000	437,500	3
December 7, 2009	$18,500.00	185,000	92,500	3
December 9, 2009	$20,000.00	200,000	100,000	1

TOTAL	$396,500.00	3,965,000	1,982,500	14

The Company paid a total of $17,860 and issued warrants to acquire 223,250 shares of Common Stock at an exercise price of $0.10 per share and warrants to acquire 111,625 shares of Common Stock at an exercise price of $0.15 per share to First Equity Capital Securities, Inc., as placement agent, in connection with the sale of some of the Units listed above.
In 2009, the Company issued $1,250,000 in principal amount of convertible secured promissory notes (the “Convertible Notes”) to accredited investors. Holders of the Convertible Notes will received one and one-half (1 1/2) warrants to acquire shares of common stock (“Common Stock”) of the Company for each $1.00 of Convertible Notes acquired by such holders. An aggregate of 1,875,000 warrants were issued in connection with the Convertible Notes. The warrants are exercisable on or before February 26, 2014. The Convertible Notes mature on February 26, 2014 and bear interest at the rate of 8% per year through February 26, 2011 and thereafter bear interest at the rate of 10% per year. The Convertible Notes may not be prepaid without the approval of the holders of the Convertible Notes. The Convertible Notes are convertible at the option of the holders of the Convertible Notes. A mandatory conversion of the Convertible Notes will occur if after the Initial Conversion Date the closing price of the Common Stock of the Company is at least $0.50 per share for 30 consecutive trading days. The conversion price for the Convertible Notes is $0.10 per share, subject to adjustment in the event of a stock split, combination, reclassification, reorganization or similar event. The Convertible Notes and warrants were sold to accredited investors only in reliance upon the exemption provided in Section 4(2) of the Securities Act and/or Rule 506 of Regulation D promulgated under the Securities Act. No form of general solicitation or general advertising was conducted in connection with the issuances of the Convertible Notes and warrants and the Convertible Notes and warrants were only offered and sold to accredited investors. Each Convertible Note and warrant contains restrictive legends preventing the sale, transfer or other disposition of such Convertible Notes and warrants, unless registered under the Securities Act, or pursuant to an exemption therefrom.
The Company issued First Equity Capital Securities, Inc., as placement agent for the note offering, warrants to purchase 1,250,000 shares of Common Stock at an exercise price of $0.10 per share and warrants to purchase 187,500 shares of Common Stock at an exercise price of $0.11 per share. The Company also paid First Equity Capital Securities, Inc. a cash fee of $100,000. Kenneth R. Levine, a holder of more than 5% of the equity securities of the Company, is an officer and owner of First Equity Capital Securities, Inc.

In November 2008, the Company issued a private placement memorandum for up to $1,000,000 of stock at a price of $0.10 per share. Through December 31, 2008, the Company received $853,500 in gross proceeds and issued 8,535,000 shares of Common Stock pursuant to such private placement memorandum. These shares of Common Stock were sold to accredited investors only in reliance upon the exemption provided in Section 4(2) of the Securities Act and/or Rule 506 of Regulation D promulgated under the Securities Act. No form of general solicitation or general advertising was conducted in connection with issuance of the shares, and the shares were offered and sold only to accredited investors. The shares of Common Stock contain restrictive legends preventing the sale, transfer or other disposition of such shares, unless registered under the Securities Act or sold pursuant to an exemption therefrom.
In June 2008, 1,562,500 warrants were exercised in cashless exercises in which the Company held back 425,564 warrants as payment for the exercise prices and issued 1,136,936 shares of Common Stock in connection with such exercises.
In June 2008, the holders of all of the outstanding convertible secured promissory notes (the “Notes”) issued by the Company converted the Notes into shares of the Company’s Common Stock at a conversion price of $0.05 per share. The Notes were issued in consideration for certain loans provided to the Company by third parties between May 12, 2006 and June 6, 2007. $882,041 in principal and accrued interest of Notes were converted into 17,640,813 shares of Common Stock. The shares of Common Stock contain restrictive legends preventing the sale, transfer or other disposition of such shares, unless registered under the Securities Act or sold pursuant to an exemption therefrom.
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
A total of 10,574,951 warrants were exercised in the tender offer for cash proceeds of $706,990. The shares of Common Stock contain restrictive legends preventing the sale, transfer or other disposition of such shares, unless registered under the Securities Act or sold pursuant to an exemption therefrom.
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

The Company issued 68,750 and 510,000, shares of Common Stock for consulting services rendered to the Company valued at $3,688 and $96,476 for the years ended December 31, 2007, and 2006, respectively. These shares were issued in reliance upon the exemption provided in Section 4(2) of the Securities Act and/or Rule 506 of Regulation D promulgated under the Securities Act. The shares of Common Stock contain restrictive legends preventing the sale, transfer or other disposition of such shares, unless registered under the Securities Act or sold pursuant to an exemption therefrom. In addition, the Company paid $155,312 in fundraising commissions related to private placements during 2007 that were charged to paid in capital.
In August 2007, the Company issued a private placement memorandum for up to $1,700,000 of units consisting of restricted Common Stock at $.075 per share with an attached warrant to acquire 1/4 of a share of Common Stock. The warrants are exercisable for 5 years at a price of $.10 per share. During November 2007, the Company closed on $1,431,400 of units with proceeds allocated to stock of $1,161,159 and attached warrants of $270,241. These shares of Common Stock and warrants were sold only to accredited investors in reliance upon the exemption provided in Section 4(2) of the Securities Act and/or Rule 506 of Regulation D promulgated under the Securities Act. No form of general solicitation or general advertising was conducted in connection with issuance of the shares and warrants. The shares of Common Stock and warrants contain restrictive legends preventing the sale, transfer or other disposition of such shares and warrants, unless registered under the Securities Act or sold pursuant to an exemption therefrom.
In connection with this offering, the Company issued 2,575,250 of dealer warrants with 5 year terms. 515,050 of the dealer warrants have an exercise price of $.10 per share, while the remaining 2,060,200 are exercisable at $.075 per share.
During the year ended December 31, 2007, the Company issued $137,500 principal amount of convertible secured promissory notes and issued 687,500 shares of restricted Common Stock in connection with the issuance of the notes upon the exemption provided in Section 4(2) of the Securities Act and/or Rule 506 of Regulation D promulgated under the Securities Act. No form of general solicitation or general advertising was conducted in connection with issuance of the notes and shares, and the notes and shares were offered and sold only to accredited investors. The notes and shares of Common Stock contain restrictive legends preventing the sale, transfer or other disposition of such notes and shares, unless registered under the Securities Act or sold pursuant to an exemption therefrom.
During 2007, the Company issued 5,093,024 shares of common stock as conversion of promissory notes and accrued interest. The value of the notes converted as of December 31, 2007 was $ 254,653. The shares of Common Stock contain restrictive legends preventing the sale, transfer or other disposition of such shares, unless registered under the Securities Act or sold pursuant to an exemption therefrom.

ITEM 6	SELECTED FINANCIAL DATA
Not applicable.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
You should read the following discussion and analysis in conjunction with our consolidated financial statements and related notes in Item 8 in this Annual Report on Form 10-K.
Overview
2009 proved to be a foundation-building year for the Company. The vision of being a leader in genetically-guided health, beauty and wellness products grew toward reality as our GeneWize subsidiary ended this year with a base of over 5,400 monthly recurring orders, new customer enrollments of more than 9,000, and a rebranding of the LifeMap me Nutrition and LifeMap me Skin Serum . Revenues generated in 2009 were up 34% over 2008. We finished the year having performed more than 10,800 DNA assessments.
In 2009, the Company had a number of significant milestones:
•	We engaged a California-compliant lab which opened up an enormous market on hold at the end of 2008 due to then-new regulatory compliance requirements

•	We launched LifeMap me Skin Serum for an outside-in approach to anti-aging, complementing the LifeMap me Nutrition’s inside-out solution.

•	We significantly enhanced our LifeMap me Nutrition product to add additional active ingredients, enabling a 30% list price increase on new customer product orders.

•	We retained key experienced direct sales leadership.

•	We rebranded products to the LifeMap me (made exclusively) brand.
Despite the firm foundation laid, we were unable to achieve positive cash flow during the year. In 2009, we raised $2,660,500 of Convertible Notes and equity to meet our continuing needs. Fundraising continues into 2010 with an additional $220,000 in private-placement stock sales raised in 2010 through the date of this filing. We believe the success in raising capital in a challenging economy and financial environment supports the vision of the future of nutrigenomics and personalization in the health, wellness and beauty products.

Results of Operations
COMPARISON OF FISCAL YEAR ENDED DECEMBER 31, 2009 TO FISCAL YEAR ENDED DECEMBER 31, 2008.
Assets
The Company’s assets decreased by $664,429 from $2,545,226 to $1,880,797, due largely to decreases in cash of $238,340, accounts receivable of $247,785 and inventory of $244,778. Cash decreased to fund operating losses. Inventory decreased as excess inventory at December 31, 2008 was used for order fulfillment. Accounts receivable dropped as a result of the Company receiving better terms from its credit card processors and reserve requirements were reduced.
Liabilities
The Company’s liabilities increased by $127,605, primarily due to the issuance of $1,250,000 of Convertible Notes in 2009. At December 31, 2009, the amount reflected on the Company’s balance sheet for the Convertible Notes was $893,395, which is net of debt issuance costs of $230,891 and stock conversion discounts of $125,714. This increase in liabilities was partially offset by a decrease in accounts payable and accrued expenses of $844,613.
Equity
The Company raised additional funds through three fundraising efforts during the year ended December 31, 2008. During the initial nine months of 2009, the Company sold $1,014,000 of shares of Common Stock in private offerings at $0.10 per share. In the fourth quarter of 2009, the Company sold $396,500 of units consisting of common stock and warrants. Additionally, the Company sold $1,250,000 of Convertible Notes in 2009.
Revenues
The Company saw revenues increase from $6,377,443 in 2008 to $8,561,455 in 2009, an increase of $2,184,012, or 34.2%. The growth is attributable to the establishment of GeneWize and its completion of its first year of operations. Recurring revenues from automatic monthly shipments accounted for $808,921, or 13% of revenues in 2008, compared to $4,821,025 and 56% in 2009. Sales from new customer enrollments was 76% in 2008, compared to 30% in 2009. Sales of other products make up the balance of 11% and 14%, respectively, in 2008 and 2009. The high percentage of new enrollment revenues in 2008 is reflective of the GeneWize initial launch in 2008.
Cost of Goods Sold
Cost of Good Sold increased from $1,812,488 in 2008 to $3,654,745 in 2009, an increase of $1,842,257. Gross margin decreased from 71.6% in 2008 to 57.3% in 2009. Costs of goods sold include laboratory costs, LifeMap ingredients, processing, packaging and outbound shipping related to the products.

Gross Margin
Gross margin increased from $4,564,955 in 2008 to $4,906,710 in 2009 due to sales growth. As a percent-of-revenue, however, the gross margin dropped from 71% in 2008 to 57% in 2009. This is largely due to enrollments during the initial launch period which were priced at a premium during most of 2008. Additionally, as revenue from monthly recurring sales grew, related lower margins pricing was steeply discounted. In September 2009, GeneWize announced a nutrition product enhancement, the launch of higher-margin skin serum, and an increase in list price on monthly shipments from $99/month to $129. The price shift was almost exclusively realized in the fourth quarter.
Expenses
Expenses increased due to the growth of our GeneWize subsidiary. The most significant expense item is customer acquisition and commissions paid to sales affiliates totaling $3,106,062 in 2008 and $3,147,020 in 2009. Overall commissions were approximately 49% of GeneWize’s sales for 2008 and 37% in 2009. This number is higher as a percent of revenue in 2008 due to the fact that most of the sales in this initial period included a substantial ‘first order’ commission during the launch period. As recurring and subsequent sales increased, the impact of first-order commissions was reduced as it is averaged with the normal commissions from recurring revenues. As part of the strategic product and pricing repositioning in September 2009, first order commissions were made equal to recurring commissions.
Furthermore, the Company continued to incur significant legal costs in 2009 in defending itself from litigation brought against it by its former CEO. Litigation costs in 2009 were $189,000.
Losses
The Company continued to incur an operating loss, largely related to early-stages costs related to GeneWize and its sales, marketing and operating costs. The Company continued to incur an operating loss in 2009, in an amount of $2,462,227, an increase of $228,826 from operating losses in 2008. Total losses increased from $2,603,509 in 2008 to $2,716,753 in 2009. Of those losses, $384,081 and $288,117 resulted from non-cash charges relating to the granting of options and warrants in 2008 and 2009, respectively.
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
Equity
The Company raised additional funds through two efforts during the year. In April 2008 the Company made an offer of a reduced warrant exercise price to warrant holders to incentivise cash exercises and provide funding to meet the cash required to complete the Settlement with our former CEO. Additionally, at the end of the year, the Company pursued a private placement of shares which, through December 31, 2008 had raised an additional $853,500 and resulted in the issuance of 8,535,000 additional shares at $0.10.
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

Segment Operating Results
The following table sets forth the net revenues, operating expenses and pre-tax earnings of our segments for the year ended December 31, 2009, including intercompany revenues and expense of $366,859:

	GeneLink	Dermagenetics	GeneWize Life
	Inc.	Inc.	Sciences, Inc.

Net Revenues	$432,756	$69,892	$8,425,667

Operating expenses	1,919,909	15,916	9,715,494

Other expense	2,778	0	3,473

Pre-tax earnings (loss)	(1,484,375)	53,976	(1,286,354)
The following table sets forth the net revenues, operating expenses and pre-tax earnings of our segments for the year ended December 31, 2008, including intercompany revenues and expense of $130,004:

	GeneLink	Dermagenetics	GeneWize Life
	Inc.	Inc.	Sciences, Inc.

Net Revenues	$291,206	$29,738	$6,186,503

Operating expenses	1,973,028	40,113	7,111,053

Other income	12,238	0	0

Pre-tax earnings (loss)	(1,669,584)	(10,375)	(923,550)
Liquidity and Capital Resources
For 2009, the Company’s primary liquidity requirement was the funding of the Company’s sales and marketing efforts, funding improvements in the Company’s infrastructure and the payment of past obligations of the Company. In 2009, the Company raised $1,250,000 through the issuance of Convertible Notes and $1,410,500 from the issuance of Common Stock and warrants.
Cash and Cash Equivalents
On December 31, 2009, the Company’s cash and cash equivalents amounted to $196,857 as compared to $435,197 at December 31, 2008, a decrease of $238,340. This decrease resulted from a net use of cash from operations. During 2009, the Company’s operating activities utilized $2,549,537 as compared to utilizing $1,450,900 in 2008, an increase of $1,098,637. Cash utilized during these periods resulted from the Company’s net losses for such periods and the payment of accounts payable.
Investing activities utilized $120,793 in 2009, as compared to utilizing $281,408 in 2008. Financing activities provided $2,431,990 in 2009, primarily through the issuance of $1,250,000 of Convertible Notes and $1,410,500 of Common Stock and warrants less cash costs associated with such offerings, as compared to providing $1,195,134 in 2008.

The Company believes that it needs approximately $1,500,000 of working capital to fund the Company’s sales and marketing efforts and infrastructure improvement and to pay existing obligations for the balance of 2010. If the Company cannot obtain the balance of this required financing, it is unlikely that the Company will be able to fully implement its business plan.
Critical Accounting Policies
Stock options:
FASB Accounting Standards Codification Topic 718, which defines a fair value based method of accounting for an employee stock option and similar equity instruments and encourages all entities to adopt that method of accounting for all of their employee stock compensation plans. As permitted by FASB ASC 718, the Company accounts for stock option awards using the calculated value method. As required, the Company has adopted FASB ASC 718 for the years ended December 31, 2009 and 2008.
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
Allowance for sales returns and allowances:
The Company predominantly sells primarily customized products and ships on an as-requested basis. As a consequence of customization, there is no little resulting finished product inventory at the Company or any affiliate or distributor location for which to accrue returns allowance. The Company did maintain an inventory for sale of some marketing and sales materials for separate resale, and some non-customized nutrition and skincare product, but the amounts were immaterial for purposes of allowances. The Company does provide a refund policy on nutrition and skin products for up to 90 days after the customer’s initial enrollment.
The Company analyzes sales returns in accordance with FASB Accounting Standards Codification Topic 605 guidance regarding revenue recognition when right of return exists. The Company is able to make reasonable and reliable estimates based on its history. The Company also monitors the buying patterns of the end-users of its products based on sales data received. The Company reviews its estimated product allowances based on historical refunds of its customers. The Company believes that this analysis creates appropriate estimates of expected future returns.

Accounts receivable:
Accounts receivable include amounts due from credit card service partners, including any holdbacks or reserves, and to a lesser degree trade accounts receivable. A provision may be made for estimated bad trade debts based on management’s estimate of the amount of possible credit losses in the Company’s existing trade accounts receivable. As of December 31, 2009 and 2008, the Company has not recorded any reserve for bad debts from trade or credit receivables.
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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
GeneLink, Inc. and Subsidiaries
Longwood, Florida
We have audited the accompanying consolidated balance sheets of GeneLink, Inc. and Subsidiaries as of December 31, 2009 and 2008, and the related consolidated statements of operations, changes in stockholders’ equity (deficiency) and cash flows for the years then ended. These financial statements are the responsibility of the Companies’ management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of GeneLink, Inc. and Subsidiaries as of December 31, 2009 and 2008, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.
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

/s/ Buckno, Lisicky & Company
Allentown, Pennsylvania
March 30, 2010

GENELINK, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
December 31, 2009 and 2008
ASSETS

	2009	2008

CURRENT ASSETS
Cash and cash equivalents	$196,857	$435,197
Accounts receivable	465,780	713,565
Inventory	494,737	739,515
Prepaid expenses	141,397	53,688

Total current assets	1,298,771	1,941,965

PROPERTY AND EQUIPMENT	302,887	281,984

OTHER ASSETS	279,139	321,277

Total assets	$1,880,797	$2,545,226

See Notes to Consolidated Financial Statements

GENELINK, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
December 31, 2009 and 2008
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIENCY)

	2009	2008

CURRENT LIABILITIES
Current maturity of long-term debt	$36,079	$60,269
Accounts payable and accrued expenses	1,189,709	2,034,322
Accrued compensation	206,272	218,664
Deferred revenue	277,132	161,727
Loans payable	18,000	18,000

Total current liabilities	1,727,192	2,492,982

Convertible secured promissory notes payable, net of debt issuance and stock conversion discounts	893,395	0

Total liabilities	2,620,587	2,492,982

STOCKHOLDERS’ EQUITY (DEFICIENCY)
Common stock, par value $0.01 per share; authorized: 250,000,000 and 125,000,000 shares as of December 31, 2009 and 2008, respectively; issued: 118,766,291 and 104,561,291 shares as of December 31, 2009 and 2008, respectively; outstanding: 114,407,132 and 100,202,132 shares as of December 31, 2009 and 2008, respectively	1,188,617	1,045,613
Additional paid in capital	12,969,561	12,235,833
Stock warrants	3,656,227	2,608,240
Accumulated deficit	(18,001,960)	(15,285,207)
Treasury stock, 4,359,159 shares as of December 31, 2009 and 2008, at cost	(552,235)	(552,235)

Total stockholders’ equity (deficiency)	(739,790)	52,244

Total liabilities and stockholders’ equity (deficiency)	$1,880,797	$2,545,226

See Notes to Consolidated Financial Statements

GENELINK, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
Years Ended December 31, 2009 and 2008

	2009	2008

Revenues	$8,561,455	$6,377,443

Cost of goods sold	3,654,745	1,812,488

Gross profit	4,906,710	4,564,955

Expenses:
Selling, general and administrative	7,324,149	6,749,406
Research and development	44,788	48,950

	7,368,937	6,798,356

OPERATING LOSS	(2,462,227)	(2,233,401)

OTHER EXPENSES
Debt conversion costs	0	229,025
Amortization and depreciation	125,622	87,053
Interest expense	128,904	57,030

	254,526	370,108

NET LOSS BEFORE PROVISION FOR INCOME TAXES	(2,716,753)	(2,603,509)

PROVISION FOR INCOME TAXES	0	0

NET LOSS	(2,716,753)	(2,603,509)

Loss per share, basic and diluted:	$(0.03)	$(0.03)

Weighted average common shares and diluted potential common shares	111,837,694	82,530,959

See Notes to Consolidated Financial Statements

GENELINK, INC. AND SUBSIDIARIES
Consolidated Statements of Changes in Stockholders’ Equity (Deficiency)
YEARS ENDED DECEMBER 31, 2009 AND 2008

				ADDITIONAL
	COMMON STOCK		TREASURY	PAID IN	STOCK	ACCUMULATED
	SHARES	AMOUNT	STOCK	CAPITAL	WARRANTS	DEFICIT	TOTAL
Balance, December 31, 2007	66,673,603	666,736	(315,055)	8,277,692	4,245,696	(12,681,698)	193,367

Purchase of treasury stock from former officer			(237,180)				(237,180)
Fair value of vested stock warrants					384,081		384,081
Conversion of secured promissory notes and accrued interest to common stock	17,640,813	176,408		705,633			882,041
Exercise of stock warrants	11,711,527	117,119		2,611,403	(2,021,533)		706,989
Common stock issued for cash, net	8,535,000	85,350		641,105			726,455
Net loss						(2,603,509)	(2,603,509)

	37,887,340	378,877	(237,180)	3,958,141	(1,637,452)	(2,603,509)	(141,123)

Balance, December 31, 2008	104,560,943	1,045,613	(552,235)	12,235,833	2,608,240	(15,285,207)	52,244

Issuance of stock warrants related to convertible secured promissory notes					175,342		175,342
Stock conversion discount related to convertible secured promissory notes				150,000			150,000
Stock warrants issued for fundraising services				(272,730)	272,730		0
Issuance of common stock and warrants pursuant to private placement offerings	14,105,000	141,050		951,309	318,141		1,410,500
Commissions paid for fundraising costs				(124,320)			(124,320)
Fair value of vested stock warrants					225,617		225,617
Exercise of stock warrants	23,404	234		6,109	(6,343)		0
Issuance of common stock for services	172,000	1,720		23,360			25,080
Issuance of stock warrants for services					62,500		62,500
Net loss						(2,716,753)	(2,716,753)

	14,300,404	143,004		733,728	1,047,987	(2,716,753)	(792,034)

	$118,861,347	$1,188,617	$(552,235)	$12,969,561	$3,656,227	$(18,001,960)	$(739,790)

See Notes to Consolidated Financial Statements

GENELINK, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31, 2009 and 2008

	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(2,716,753)	$(2,603,509)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	125,622	87,053
Amortization of discounts on loans payable	48,735	240,844
Common stock issued for services	25,080	0
Fair value of options granted for services	288,117	384,081
Changes in assets and liabilities:
Accounts receivable	247,785	(678,238)
Inventory	244,778	(735,869)
Prepaid expenses	(87,709)	(42,415)
Other assets	16,408	13,700
Deferred revenue	115,405	60,805
Accounts payable and accrued expenses	(844,613)	1,748,152
Accrued compensation	(12,392)	74,496

Net cash used in operating activities	(2,549,537)	(1,450,900)

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(120,243)	(244,393)
Patent acquisition costs	(550)	(37,015)

Net cash used in investing activities	(120,793)	(281,408)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from convertible notes payable	1,250,000	54,582
Proceeds from insurance notes payable	95,460	0
Proceeds from issuance of common stock and warrants, net	1,410,500	726,455
Purchase of treasury stock	0	(237,180)
Proceeds from exercise of stock warrants	0	706,989
Principal payments on capital lease obligations	(36,177)	(25,222)
Principal payments on note payable	(83,473)	(30,490)
Commissions paid for fundraising costs	(204,320)	0

Net cash provided by financing activities	2,431,990	1,195,134

See Notes to Consolidated Financial Statements

GENELINK, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31, 2009 and 2008

	2009	2008

NET DECREASE IN CASH AND CASH EQUIVALENTS	(238,340)	(537,174)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	435,197	972,371

CASH AND CASH EQUIVALENTS, END OF PERIOD	$196,857	$435,197

SUPPLEMENTARY DISCLOSURES OF CASH FLOW INFORMATION
Cash payments for interest	$0	$2,988
Non-cash financing transactions:
Common stock issued for services	$25,080	$0
Stock warrants granted for services	$62,500	$303,616
Common stock and warrants granted for fundraising	$272,729	$80,465
See Notes to Consolidated Financial Statements

GENELINK, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2009 AND 2008
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
The Company was founded in response to the information being generated in the field of human molecular genetics. Scientists are discovering an increasing number of connections between genes and specific adverse health conditions or physical attributes and tendencies. The growth of scientific knowledge in this area has been accelerating as a direct result of the National Institutes of Health Genome Project.
The Company has developed and received a patent on a DNA Collection Kit® for the collection of DNA specimens of clients. The kit is classified as a non-medical device. On May 1, 2007, The Company received a U.S. patent for its proprietary method for assessing skin health in humans.
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

GeneWize’s product offering in 2009 consisted of its foundational LifeMap Nutrition™ System. The LifeMap Nutrition™ System is the first comprehensive system of personalized (mass customized) nutritional supplement manufacturing based on genetic testing that measures single nucleotide polymorphisms (“SNPs”; pronounced “snips”) in DNA. GeneLink’s patented pending assessments, such as GeneLink Healthy Aging Assessment™ and Oxidative Stress, form the foundation. Genetic test results drive a proprietary algorithm that generates a nutritional report linked to an individual “titration matrix.” In order to help compensate for any predicted deficiencies, “genetically selected ingredients” and nutrients (SNPboosts™, or “snip boosts”) are titrated and blended into the individual nutritional formulation. Thus, each customer’s product is individually customized and manufactured, just for that customer.
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
Note 2. Summary of Significant Accounting Policies
The Accounting Standards Codification
In June 2009, the Financial Accounting Standards Board (“FASB”) established the FASB Accounting Standards Codification (“ASC”) as the single source of authoritative generally accepted accounting principles (“GAAP”) to be applied to nongovernmental entities. The ASC is a new structure which took existing accounting pronouncements and organized them by accounting topic. Relevant authoritative literature issued by the Securities and Exchange Commission (“SEC”) and select SEC staff interpretations and administrative literature was also included in the ASC. All other accounting guidance not included in the ASC is non-authoritative. The ASC was effective for the Company’s interim quarterly period beginning July 1, 2009. The adoption of the ASC did not have an impact on the Company’s consolidated financial position results of operations or cash flows.
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
Property and equipment:
Property and equipment are stated at cost. Expenditures for maintenance and repairs are charged against operations. Renewals and betterments that materially extend the life of the assets are capitalized. Depreciation is computed using the straight-line method over the estimated useful lives of 3 to 39 years of the related assets.
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
The Company analyzes sales returns in accordance with FASB Accounting Standards Codification Topic 605 guidance regarding revenue recognition when right of return exists. The Company is able to make reasonable and reliable estimates based on its history. The Company also monitors the buying patterns of the end-users of its products based on sales data received. The Company reviews its estimated product allowances based on historical refunds of its customers. The Company believes that this analysis creates appropriate estimates of expected future returns.
Accounts Receivable:
Accounts receivable include amounts due from credit card service partners, including any holdbacks or reserves, and to a lesser degree trade accounts receivable. A provision may be made for estimated bad trade debts based on management’s estimate of the amount of possible credit losses in the Company’s existing trade accounts receivable. As of December 31, 2009 and 2008, the Company has not recorded any reserve for bad debts from trade or credit receivables.

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
Shipping and Handling Costs:
The Company classifies freight billed to customers as sales revenue and the related freight costs as cost of sales.
Presentation of Sales Taxes:
The Company pays various state sales taxes on sales to non-exempt customers. The Company collects that sales tax from customers and remits the entire amount to the appropriate State. The Company’s accounting policy is to exclude the tax collected and remitted to the State from revenues and cost of sales.
Inventory:
Inventory consists primarily of raw materials products for the custom nutritional products sold by GeneWize. Other inventories include marketing materials for distribution as well as DNA kits. Inventory is valued at the lower of cost (using the first-in, first-out method) or market. The shelf life of inventory items is generally one year.
Income taxes:
The Company accounts for income taxes in accordance with FASB Accounting Standards Codification Topic 740 guidance regarding accounting for income taxes and accounting for uncertainty in income taxes, which requires the use of an asset and liability approach for financial accounting and reporting for income taxes and to consider the likelihood of a tax position to be accepted by federal and state taxing authorities. Under this method, deferred tax assets and liabilities are recognized based on the expected future tax consequences of temporary differences between the financial statement carrying amounts and tax basis of assets and liabilities as measured by the enacted tax rates that are expected to be in effect when taxes are paid or recovered.

Long lived assets:
The Company reviews for the impairment of long-lived assets and certain identifiable intangibles whenever events or changes indicate that the carrying amount of an asset may not be recoverable. An impairment loss would be recognized when estimated future cash flows expected to result from the use of an asset and its eventual disposition are less than its carrying amount. The Company has not identified any such impairment losses during the years ended December 31, 2009 and 2008.
Per share data:
Effective November 12, 1998, the Company adopted FASB Accounting Standards Codification Topic 260 guidance regarding earnings per share that establish standards for computing and presenting earnings per share (EPS). This standard replaces the presentation of primary EPS with a presentation of basic EPS. Additionally, it requires dual presentation of basic and diluted EPS for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the diluted EPS computation. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Diluted EPS for 2009 and 2008 excludes any effect from such securities, as their inclusion would be antidilutive.
Stock-Based Compensation:
The Company accounts for its stock-based compensation expense in accordance with FASB Accounting Standards Codification Topic 718. FASB ASC 718 addresses all forms of share-based payment (SBP) awards, including shares issued under employee stock purchase plans, stock options, restricted stock and stock appreciation rights. FASB ASC 718 requires the Company to expense SBP awards with compensation cost for SBP transactions measured at fair value. FASB ASC 718 applies to new equity awards and to equity awards modified, repurchased or canceled after the effective date, January 1, 2006. Additionally, compensation cost for the portion of awards for which the requisite service has not been rendered that are outstanding as of the effective date shall be recognized as the requisite service is rendered on or after the effective date. The compensation cost for that portion of awards shall be based on the grant-date fair value of those awards as calculated from the pro forma disclosures under FASB ASC 718. Additionally, the Company records an expense for the amount that the fair market value exceeds the purchase cost for common stock purchased pursuant to its employee stock purchase plan.

Recent Accounting Pronouncements:
In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. SFAS No. 157 which is now included in FASB Accounting Standards Codification Topic 820 to provide consistency and comparability in determining fair value measurements and to provide for expanded disclosures about fair value measurements. The definition of fair value maintains the exchange price notion in earlier definitions of fair value but focuses on the exit price of the asset or liability. The exit price is the price that would be received to sell the asset or paid to transfer the liability adjusted for certain inherent risks and restrictions. Expanded disclosures are also required about the use of fair value to measure assets and liabilities. The effective date is for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company has not yet determined the impact, if any, of adopting this statement on its financial position, results of operations and cash flows.
In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities-Including an amendment of FASB Statement No. 115, which is now included in FASB Accounting Standards Codification Topic 825, which is effective for fiscal years beginning after November 15, 2007. The statement permits entities to choose to measure many financial instruments and certain other items at fair value. The Company has not yet determined the impact, if any, of adopting this statement on its financial position, results of operations and cash flows.
In July 2007, the Emerging Issues Task Force (EITF) issued EITF 07-3, “Accounting for Nonrefundable Advance Payments for Goods or Services to be Used in Future Research and Development Activities” (EITF 07-3), which is now included in FASB Accounting Standards Codification Topic 730. FASB ASC 730 clarifies the accounting for nonrefundable advance payments for goods or services that will be used or rendered for research and development activities. FASB ASC 730 states that such payments should be capitalized and recognized as an expense as the goods are delivered or the related services are performed. If an entity does not expect the goods to be delivered or the services rendered, the capitalized advance payment should be charged to expense. FASB ASC 730 is effective for fiscal years beginning after December 15, 2007. The Company is currently evaluating the effect of FASB ASC 730 on its financial statements but does not expect the adoption of FASB ASC 730 to have a material effect on the Company’s financial position or results of operations.
In December 2007, the FASB issued Statement No. 141R, “Business Combinations,” which is now included in FASB Accounting Standards Codification Topic 805, and which establishes principles for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired and liabilities assumed in a business combination, recognizes and measures the goodwill acquired in a business combination, and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of a business combination. The Company is required to apply this Statement prospectively to business combinations for which the acquisition date is on or after January 1, 2009. Earlier application is not permitted.
In December 2007, the FASB ratified a consensus opinion reached by the EITF on EITF Issue 07-1, “Accounting for Collaborative Arrangements (EITF 07-1) which is now included in FASB Accounting Standards Codification Topic 808. The guidance in FASB ASC 808 defines collaborative arrangements and establishes presentation and disclosure requirements for transactions within a collaborative arrangement (both with third parties and between participants in the arrangement).

The consensus in FASB ASC 808 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2008. The consensus requires retrospective application to all collaborative arrangements existing as of the effective date, unless retrospective application is impracticable. The impracticability evaluation and exception should be performed on an arrangement-by-arrangement basis.
The Company intends to adopt FASB ASC 808 effective January 1, 2009 and retrospectively apply the requirements of this consensus to its collaborative arrangements in existence on that date.
In April 2008, the FASB issued FASB Staff Position No. 142-3, Determination of the Useful Life of Intangible Assets (“FSP 142-3”) which is now included in FASB Accounting Standards Codification Topic 350. FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine useful life of a recognized intangible asset under Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (“SFAS 142”). The objective of this FSP is to improve consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141R. This FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years. We are currently evaluating the potential impact that the adoption of FSP 142-3 may have on our consolidated financial statements. We currently use the simplified method to estimate the expected term for employee option grants, as adequate historical experience is not available to provide a reasonable estimate. SAB 110 is effective for employee options granted after December 31, 2007. We adopted SAB 110 effective January 1, 2008 and will continue applying the simplified method until enough historical experience is readily available to provide a reasonable estimate of the expected term for employee option grants.
In November 2008, the FASB issued EITF Issue No. 08-7, “Accounting for Defensive Intangible Assets,” or EITF 08-7 which is now included in FASB Accounting Standards Codification Topic 350. EITF 08-7 seeks clarify how to account for defensive intangible assets, or those intangible assets acquired in a business combination that an entity does not intend to actively use but does intend to prevent others from using, subsequent to initial measurement. EITF 08-7 is effective for all intangible assets acquired during the first fiscal year beginning on or after December 15, 2008. Early adoption is not permitted. The impact of the adoption of EITF 08-7 will be dependent upon the type and structure of any transactions that the Company may make in the future.

In June 2009, the FASB Accounting Standards Codification Topic 810 guidance for consolidation accounting was updated to require an entity to perform a qualitative analysis to determine whether the enterprise’s variable interest gives it a controlling financial interest in a VIE. The analysis identifies a primary beneficiary of a VIE as the entity that has both of the following characteristics: (i) the power to direct the activities of a VIE that most significantly impact the entity’s economic performance and (ii) the obligation to absorb losses or receive benefits from the entity that could potentially be significant to the VIE. The updated guidance is effective for the Company’s fiscal year beginning January 1, 2010. The Company is evaluating the potential impact of adopting this guidance on the Company’s consolidated financial position, results of operations and cash flows.
In January 2010, the FASB Accounting Standards Codification Topic 820 guidance for fair value measurements and disclosure was updated to required additional disclosures related to: i) transfers in and out of level 1 and 2 fair value measurements and ii) enhanced detail in the level 3 reconciliation. The guidance was amended to provide clarity about : i) the level of disaggregation required for assets and liabilities and ii) the disclosures required for inputs and valuation techniques used to measure fair value for both recurring and nonrecurring measurements that fall in either level 2 or level 3. The updated guidance is effective for the Company’s fiscal year beginning January 1, 2010, with the exception of the level 3 disaggregation, which is effective for the Company’s fiscal year beginning January 1, 2011. The Company is evaluating the potential impact of adopting the guidance on the Company’s consolidated financial position, results of operations and cash flows.
Reclassifications:
Certain amounts in the prior year’s financial statement have been reclassified to conform with the current year’s presentation.
Note 3. Property and Equipment
As of December 31, 2009 and 2008, property and equipment consisted of the following:

	2009	2008

Office furniture and equipment	$81,050	$82,803
Equipment	157,003	143,421
Leasehold improvements	6,781	6,781
Software	342,563	234,147

	587,397	467,152

Less accumulated depreciation and amortization	284,510	185,168

	$302,887	$281,984

Depreciation expense was $99,342 and $62,284 for the years ended December 31, 2009 and 2008, respectively.

Note 4. Other Assets
As of December 31, 2009 and 2008, other assets consisted of the following:

	2009	2008

Patents and trademarks	$395,035	$394,485

Deposits	14,693	31,101

Less accumulated amortization	130,589	104,309

	$279,139	$321,277

Amortization expense was $26,280 and $24,769 for the years ended December 31, 2009 and 2008, respectively.
The future estimated minimum amortization expense that will be charged to operations as of December 31, 2009 is as follows:

Year ending
December 31,
2010	$27,199
2011	27,199
2012	27,199
2013	27,199
2014	27,199
Thereafter	128,451

$264,446

Note 5. Income Taxes
At December 31, 2009 and 2008, the Company had federal and state tax net operating loss carry forwards of approximately $22,300,000 and $19,569,000, respectively. The difference between the operating loss carry forwards on a tax basis and a book basis is due principally to differences in depreciation, amortization, and treatment of stock options. The federal carry forwards begin to expire in 2009 and the state carry forwards began to expire in 2003.
The Company had a net deferred tax asset of $4,460,000 and $3,910,000 at December 31, 2009 and 2008, respectively, primarily from net operating loss carry forwards. A valuation allowance was recorded to reduce the net deferred tax asset to zero. The deferred tax asset valuation allowance increased $550,000 for the year ended December 31, 2009 and $1,730,000 for the year ended December 31, 2008.

The federal income tax returns of the Company for 2006, 2007 and 2008 are subject to examination by the IRS, generally for three years after they were filed.
Note 6. Stockholders’ Equity Transactions
Common Stock
During the nine months ended September 30, 2009, the Company sold an aggregate of $1,014,000 of shares of Common Stock in private offerings at a price of $0.10 per share. The shares of Common Stock were sold on the dates and in the amounts set forth below to accredited investors only in reliance upon the exemption provided in Section 4(2) of the Securities Act of 1933, as amended (the “Securities Act”), and/or Rule 506 of Regulation D promulgated under the Securities Act. No form of general solicitation or general advertising was conducted in connection with the issuances of the shares and the shares were offered and sold only to accredited investors. The shares of Common Stock contain restrictive legends preventing the sale, transfer or other disposition of such shares, unless registered under the Securities Act, or sold pursuant to an exemption therefrom.

		Number of
	$ of Common	Shares of	Number of
Date	Stock Sold	Common Stock	Investors
January 8, 2009	$60,000.00	600,000	2
January 15, 2009	$5,000.00	50,000	1
January 26, 2009 [1]	$500,000.00	5,000,000	1
June 12, 2009	$22,500.00	225,000	2
June 17, 2009	$20,000.00	200,000	1
June 29, 2009	$10,000.00	100,000	1
July 10, 2009	$500.00	5,000	1
July 23, 2009	$12,500.00	125,000	1
July 24, 2009	$150,000.00	1,500,000	1
July 28, 2009	$150,000.00	1,500,000	1
July 31, 2009	$500.00	5,000	1
August 18, 2009	$70,000.00	700,000	2
August 20, 2009	$10,000.00	100,000	1
August 26, 2009	$3,000.00	30,000	1

TOTAL	$1,014,000.00	10,140,000	17

[1]	This investor also received a warrant to acquire 750,000 shares of Common Stock at an exercise price of $0.11 per share.
The Company paid a total of $54,640 and issued warrants to acquire 684,500 shares of Common Stock at an exercise price of $0.10 per share and warrants to acquire 37,500 shares of Common Stock at an exercise price of $0.11 per share to First Equity Capital Securities, Inc., as placement agent, in connection with the sale of some of the shares of Common Stock listed above. Kenneth R. Levine, a holder of more than five percent of the equity securities of the Company, is an officer and owner of First Equity Capital Securities, Inc.

During the quarter ended December 31, 2009, the Company sold an aggregate of $396,500 of units (the “Units) at a price of $0.10 per Unit, each Unit consisting of 1 share of Common Stock of the Company and a 1/2 of a warrant to acquire one share of Common Stock of the Company at a price of $0.15 per share. The Units were sold on the dates and in the amounts set forth below to accredited investors only in reliance upon the exemption provided in Section 4(2) of the Securities Act and/or Rule 506 of Regulation D promulgated under the Securities Act. No form of general solicitation or general advertising was conducted in connection with the issuances of the Units and the Units were only offered and sold to accredited investors. Each of the shares of Common Stock and Warrants comprising the Units contains restrictive legends preventing the sale, transfer or other disposition of such shares of Common Stock and Warrants, unless registered under the Securities Act, or pursuant to an exemption therefrom.

		Number of Shares	Number of	Number of
Date	$ of Units Sold	of Common Stock	Warrants Issued	Investors
October 12, 2009	$10,000.00	100,000	50,000	1
November 12, 2009	$110,500.00	1,105,000	552,500	4
November 17, 2009	$150,000.00	1,500,000	750,000	2
November 20, 2009	$87,500.00	875,000	437,500	3
December 7, 2009	$18,500.00	185,000	92,500	3
December 9, 2009	$20,000.00	200,000	100,000	1

TOTAL	$396,500.00	$3,965,000	1,982,500	14

The Company paid a total of $17,860 and issued warrants to acquire 223,250 shares of Common Stock at an exercise price of $0.10 per share and warrants to acquire 111,625 shares of Common Stock at an exercise price of $0.15 per share to First Equity Capital Securities, Inc., as placement agent, in connection with the sale of some of the Units listed above.
In 2009, the Company issued $1,250,000 in principal amount of convertible secured promissory notes (the “Convertible Notes”) to accredited investors. Holders of the Convertible Notes will received one and one-half (1 1/2) warrants to acquire shares of common stock (“Common Stock”) of the Company for each $1.00 of Convertible Notes acquired by such holders. An aggregate of 1,875,000 warrants were issued in connection with the Convertible Notes. The warrants are exercisable on or before February 26, 2014. The Convertible Notes mature on February 26, 2014 and bear interest at the rate of 8% per year through February 26, 2011 and thereafter bear interest at the rate of 10% per year. The Convertible Notes may not be prepaid without the approval of the holders of the Convertible Notes. The Convertible Notes are convertible at the option of the holders of the Convertible Notes. A mandatory conversion of the Convertible Notes will occur if after the Initial Conversion Date the closing price of the Common Stock of the Company is at least $0.50 per share for 30 consecutive trading days. The conversion price for the Convertible Notes is $0.10 per share, subject to adjustment in the event of a stock split, combination, reclassification, reorganization or similar event. The Convertible Notes and warrants were sold to accredited investors only in reliance upon the exemption provided in Section 4(2) of the Securities Act and/or Rule 506 of Regulation D promulgated under the Securities Act. No form of general solicitation or general advertising was conducted in connection with the issuances of the Convertible Notes and warrants and the Convertible Notes and warrants were only offered and sold to accredited investors. Each Convertible Note and warrant contains restrictive legends preventing the sale, transfer or other disposition of such Convertible Notes ad warrants, unless registered under the Securities Act, or pursuant to an exemption therefrom.
During 2009, 50,000 warrants were exercised with the Company receiving proceeds of $12,500.
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
The Company issued 172,000 and 0 shares of common stock for services rendered, valued at $25,080 and $0 for the years ended December 31, 2009 and 2008, respectively.
During the years ended December 31, 2009 and 2008, the Company issued $62,500 and $303,616 in stock warrants for services.
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
Stock Options and Warrants
FASB Accounting Standards Codification Topic 718, which defines a fair value based method of accounting for an employee stock option and similar equity instruments and requires all entities to adopt that method of accounting for all of their employee stock compensation plans.
FASB ASC 718 requires the recognition of the fair value of stock at the dates stock options are granted to employees at exercise prices equal to the fair market value of our stock at the dates of grant. Generally, options are fully vested within three years from the grant date and have a term of 10 years. Performance awards are granted to officers and key employees are payable in shares of common stock. The number of performance award shares actually issued, if any, varies depending on the achievement of certain performance goals. In general, performance grants vest ratably over the service period. The Company recognizes the stock-based compensation expense over the requisite service period of the individual grantees, which generally equals the vesting period. The Company provides newly issued shares and treasury stock to satisfy stock option exercise and for the issuance of performance awards.

During 2007 the Company granted options to Board members, executives and advisors in lieu of compensation in accordance with the Company’s Stock Option Plan. Options granted under this plan primarily vested over 4 years beginning in 2007. The options have terms of 10 years and a fair value based on the Company’s lattice valuation model of $.08/ share. The compensation recognized in relation to the issuance of these options for the years ended December 31, 2009 and 2008 is $288,117 and $363,400, respectively.
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

A summary of the status of the Company’s stock options and warrants as of December 31, 2009 and 2008, and changes during the years ending of those dates are presented below:

	2009		2008
	Weighted		Weighted
	Average	Exercise	Average	Exercise
	Shares	Price	Shares	Price
Options/warrants outstanding at beginning of year	23,023,331	$0.17	31,043,535	$0.19
Granted	9,310,875	0.12	7,112,249	0.37
Exercised	(50,000)	(0.25)	(12,137,453)	(0.06)
Expired	(125,000)	(0.20)	(2,995,000)	(0.44)
Cancelled	(150,000)	(0.15)	—	—

Options/warrants outstanding at end of year	32,009,206	$0.16	23,023,331	$0.17

Options/warrants exercisable at end of year	24,002,535		15,039,162
Weighted-average fair value of options granted during the year		$0.10		$0.38
The following table summarizes information about stock options and warrants outstanding at December 31, 2009:

		Weighted-Average
	Number	Remaining
Exercise	Outstanding	Contractual Life	Exercisable
Price	at 12/31/09	(Years)	Warrants
0.05	1,915,000	1.70	1,915,000
0.075	2,310,200	5.85	2,310,200
0.08	8,700,000	7.58	7,622,494
0.10	4,043,633	3.39	4,043,633
0.11	4,833,750	4.66	3,833,750
0.12	2,900,000	8.55	1,775,000
0.15	2,294,125	5.29	2,144,125
0.16	25,000	9.42	25,000
0.20	250,000	.15	250,000
0.50	4,737,498	8.58	83,333

	32,009,206		24,002,535

Stock options were valued using a lattice model approach. Significant assumptions used to calculate the fair value of all options issued for services are as follows:

Risk free interest rate of return	4.5 - 5%
Expected option life	5 - 10 yrs.
Expected dividends	$0.00
Expected volatility	138 - 170%

Note 7. Net Loss Per Share
Earnings per share is calculated under the provisions of FASB Accounting Standards Codification Topic 260 guidance regarding earnings per share.
Basic EPS is calculated using the weighted average number of common shares outstanding for the period and diluted EPS is computed using the weighted average number of common shares and dilutive common equivalent shares outstanding. Given that the Company is in a loss position, there is no difference between basic EPS and diluted EPS since the common stock equivalents would be antidilutive.

	2009	2008

Net loss	$(2,716,753)	$(2,603,509)

Weighted average number of common shares outstanding for computing basic earning per share	111,837,694	82,530,959
Dilutive effect of warrants and stock options after application of the treasury stock method	—	—
Weighted average number of common shares out-standing for computing diluted earnings per share	111,837,694	82,530,959

Net loss per share — basic and diluted	$(0.03)	$(0.03)

The following common stock equivalents are excluded from the earnings per share calculation as their effect would have been antidilutive:

	Years Ended December 31,
	2009	2008

Warrants and stock options	32,009,206	23,023,331

Note 8. Advertising
The Company expenses the production costs of advertising when incurred. Advertising expense was $3,575 and $62,230 for the years ended December 31, 2009 and 2008, respectively.
Note 9. Rent
The Company leases its offices in Longwood, Florida. The lease is for a term of three years, ending December 2010, and provides for monthly rental payments of $5,500.

The future minimum lease payments that will be charged to operations as of December 31, 2009 is as follows:

Year ending
December 31,
2010	$66,000

$66,000

Note 10. Related Party Transactions and Convertible Secured Promissory Notes
During the nine months ended September 30, 2009, the Company sold an aggregate of $1,014,000 of shares of Common Stock in private offerings at a price of $0.10 per share. The Company paid a total of $54,640 and issued warrants to acquire 684,500 shares of Common Stock at an exercise price of $0.10 per share and warrants to acquire 37,500 shares of Common Stock at an exercise price of $0.11 per share to First Equity Capital Securities, Inc., as placement agent, in connection with the sale of some of the shares of Common Stock listed above. Kenneth R. Levine, a holder of more than five percent of the equity securities of the Company, is an officer and owner of First Equity Capital Securities, Inc.
During the quarter ended December 31, 2009, the Company sold an aggregate of $381,500 of units of Common Stock and warrants. The Company paid a total of $17,060 and issued warrants to acquire 213,250 shares of Common Stock at an exercise price of $0.10 per share and warrants to acquire 106,625 shares of Common Stock at an exercise price of $0.15 per share to First Equity Capital Securities, Inc., as placement agent, in connection with the sale of some of the Units listed above.
In 2009, the Company issued $1,250,000 of Convertible Notes. In connection with the issuance of the Convertible Notes, the Company issued First Equity Capital Securities, Inc., as placement agent for the note offering, warrants to purchase 1,250,000 shares of Common Stock at an exercise price of $0.10 per share and warrants to purchase 187,500 shares of Common Stock at an exercise price of $0.11 per share. The Company also paid First Equity Capital Securities, Inc. a cash fee of $100,000. In December 2008, the Company issued $853,500 of Common Stock in a private placement, and in connection with such offering the Company issued to First Equity Capital Securities, Inc. warrants to acquire 597,250 shares of Common Stock and paid First Equity Capital Securities, Inc. a cash fee of $47,780.
A family trust of which Robert Hoekstra, a director of the Company, is a trustee, acquired 1,050,000 shares in this offering for a purchase price of $105,000.

Short Term Loans Payable
As of December 31, 2009, the Company has various shareholders of the Company who provided short term obligations, as follows:

	2009	2008

Note payable, due no specific maturity with no stated interest. All interest and principal due at maturity.	$10,000	$10,000

Note payable, no specific maturity with no stated Interest. All interest and principal due at maturity.	8,000	8,000

	18,000	18,000
Less: Discount for warrants issued	(—)	(—)

Total short term loans payable	$18,000	$18,000

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

Convertible Secured Promissory Notes Payable
As of December 31, 2009, the Company had various shareholders of the Company who provided convertible secured promissory note obligations, as follows:

	2009	2008
Notes payable, due February 26, 2011 with interest at 8% through February 11, 2011 and thereafter at 10%. All interest and principal due at maturity. All Company assets pledged as collateral.	$1,250,000	$—

	1,250,000	—

Less: Debt issue discount	230,891	—
Less: Stock conversion discount	125,714	—

Total short term loans payable	$893,395	$—

In connection with issuance of the convertible secured promissory notes, the Company has recognized a debt issuance discount as of December 31, 2009 and 2008 of $230,891 and $0, respectively, that is being amortized over the term of the notes. As of December 31, 2009 and 2008, the unamortized debt issuance discount is $230,891 and $0, respectively.
In connection with issuance of the convertible secured promissory notes, the Company has recognized a stock conversion discount as of December 31, 2009 and 2008 of $125,714 and $0, respectively, that is being amortized over the term of the notes. As of December 31, 2009 and 2008, the unamortized stock conversion discount is $125,714 and $0, respectively.
Interest expense related to notes payable is $120,243 and $283,036 for the years ended December 31, 2009 and 2008, respectively.
In June 2008, the holders of all of the outstanding convertible secured promissory notes issued by the company converted such notes into shares of the Company’s Common Stock at a conversion price of $0.05 per share. The notes were issued in consideration for certain loans provided to the Company by third parties between May 12, 2006 and June 6, 2007. $882,041 in principal and accrued interest of notes were converted into 17,640,813 shares of Common Stock.

Note 11. Segment Information
The Company distinguishes its two main operating segments by entity and the types of products they sell.
The following table sets forth the net revenues, operating expenses and pre-tax earnings of our segments for the year ended December 31, 2009 and 2008, including intercompany activity of $366,859 and $130,004, respectively:

			GeneWize Life
	GeneLink	Dermagenetics	Sciences
	Inc.	Inc.	Inc.
2009
Net Revenues	$432,756	$69,892	$8,425,667

Operating expenses	1,919,909	15,916	9,715,494

Other income	2,778	0	3,473

Pre-tax earnings (loss)	(1,484,375)	53,976	(1,286,354)

2008
Net Revenues	$291,206	$29,738	$6,186,503

Operating expenses	1,973,028	40,113	7,110,053

Other income	12,238	0	0

Pre-tax earnings (loss)	(1,669,584)	(10,375)	(923,550)
Note 12. Going Concern
The Company’s financial statements are prepared using generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company incurred a net loss of $2,716,753 and $2,603,509 for the years ended December 31, 2009 and 2008, respectively. The Company reported a deficit of $18,001,960 and $15,285,207 as of December 31, 2009 and 2008, respectively. The Company has announced marketing plans to enhance sales and, as a result, management believes that they will be able to generate sufficient revenue and cash flow for the Company to continue as a going concern. Should the Company be unable to continue as a going concern, assets and liabilities would require restatement on a liquidation basis that would differ materially from the going concern basis.
Note 13. Commitments and Contingencies
Effective October 14, 2005, the Company terminated the employment of John R. DePhillipo, our former Chief Executive Officer and President and a former director. In 2005, Mr. DePhillipo commenced two lawsuits allegedly arising out of his termination by us for “cause,” as defined in his Employment Agreement with the Company.

In an Action filed by Mr. DePhillipo against the Company in November 2005 in the Superior Court of New Jersey, Law Division, Atlantic County, John R. DePhillipo v. GeneLink, Inc., Docket No. ATL-L-7479-05, Mr. DePhillipo alleged that his termination by the Company “for cause” was improper and therefore he was entitled to in excess of $1,500,000 in severance pay under the terms of an employment agreement, allegedly entered into effective January 1, 2005 (the “Employment Agreement”) and an additional $84,000 in accrued and unpaid compensation. The Company filed an Answer denying the material allegations of the Complaint and asserted a number of affirmative defenses. The Company filed counterclaims against Mr. DePhillipo for breach of fiduciary duty, conversion, negligent misrepresentation, unjust enrichment and fraud while Mr. DePhillipo served as the Chief Executive Officer, President and Chief Financial Officer of the Company. The counterclaims sought recovery in excess of that sought by Mr. DePhillipo in the Complaint.
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
On August 12, 2008, in an Action filed in the Philadelphia Court of Common Pleas, DePhillipo, et. al. v. GeneLink, Inc. t/a GeneLink Biosciences, Inc., et. al., Philadelphia County Court of Common Pleas, August Term 2008 No. 1128, Mr. DePhillipo and Maria DePhillipo, his spouse, filed suit against the Company, GeneWize and certain of the Company’s officers, directors and advisors (the “GeneLink Parties”). Mr. and Mrs. DePhillipo allege, among other things, that the Company and certain of these officers, directors and/or advisors fraudulently and/or negligently conspired to induce Mr. DePhillipo to enter into the Settlement and to cause Mr. and Mrs. DePhillipo to sell their shares of the Company’s common stock to the Company, that the Company and its counsel fraudulently and negligently misrepresented the Company’s financial condition to induce Mr. DePhillipo to enter into the Settlement and to cause Mr. and Mrs. DePhillipo sell their shares of the Company’s common stock, and that the Company failed to timely disclose information concerning the formation and operation of GeneWize. Mr. and Mrs. DePhillipo seek approximately $20 million in damages based upon an alleged value of the Company’s common stock of $5.00 per share. They also seek rescission of the Settlement and thus the return of the 3,953,000 shares of the Company’s common stock sold by them to us pursuant to the Settlement.
On February 18, 2010, the Superior Court of Pennsylvania dismissed the appeal filed by the DePhillipos. The Court also awarded sanctions in favor of the GeneLink Parties against the DePhillipos and their counsel, with the amount of such sanctions to be determined in the future by the Court of Common Pleas of Pennsylvania, Philadelphia County. On March 3, 2010, the DePhillipos and their counsel filed a motion asking the Superior Court of Pennsylvania to reconsider, and on March 15, 2010, the Superior Court of Pennsylvania reinstated the DePhillipos’ appeal.

The Company has agreed to indemnify its officers, directors and advisors who have been named as defendants in the Action and will be liable for any costs or expenses incurred by or judgments entered against such defendant.
Note 14. Quarterly Results of Operations (unaudited)
Below is a summary of the quarterly results of operations for each quarter of the years ended December 31, 2009 and 2008:

2009	First	Second	Third	Fourth
Sales	$1,972,038	$2,113,177	$2,134,504	$2,341,736
Gross profit	997,264	1,175,645	1,265,176	1,468,625
Net income (loss)	(560,229)	(820,637)	(783,794)	(552,093)

Net income (loss) per common share	(0.01)	(0.01)	(0.006)	(0.006)

2008	First	Second	Third	Fourth
Sales	$26,424	$124,503	$1,829,669	$4,396,847
Gross profit	1,104	15,331	1,403,963	3,144,557
Net income (loss)	(448,250)	(1,107,479)	(513,472)	(534,308)

Net income (loss) per common share	(0.01)	(0.01)	(0.005)	(0.005)
Note 15. Subsequent Events
From January 1, 2010 through March 30, 2010, the Company issued $220,000 of units at a price of $0.10 per unit, each unit consisting of shares of Common Stock and warrants to acquire shares of Common Stock at an exercise price of $0.15 per share. A total of 2,200,000 shares of Common Stock and 1,100,000 warrants were issued in connection with the sale of such units. The Company paid a total of $9,600 and issued warrants to acquire 120,000 shares of Common Stock at an exercise price of $0.10 per share and warrants to acquire 60,000 shares of Common Stock at an exercise price of $0.15 per share to First Equity Capital Securities, Inc., as placement agent, in connection with the sale of some of these units.
On March 17, 2010, the Company signed a joint marketing agreement with a healthcare-related marketing and sales organization to complement its current sales efforts. Revenues from this agreement are anticipated to begin in the third quarter of 2010.

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
With the participation of management, the Company’s Chief Executive Officer and Principal Financial Officer evaluated the effectiveness of the design and operation of its disclosure controls and procedures at the conclusion of the fiscal quarter ended December 31, 2009. Based upon this evaluation, the Chief Executive Officer and Principal Financial Officer concluded that the Company’s disclosure controls and procedures were effective in ensuring that material information required to be disclosed is included in the reports that it files with the Securities and Exchange Commission.
Change In Internal Controls
There were no changes in the Company’s internal controls over financial reporting or, to the knowledge of the Company’s management, in other factors that have materially affected or are reasonably likely to materially affect internal controls over financial reporting during the fiscal quarter ended December 31, 2009.
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
Management assessed the Company’s internal control over financial reporting as of December 31, 2009 using the criteria for effective control over financial reporting established in “Internal Control — Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management believes that, as of December 31, 2009, the Company maintained effective internal control over financial reporting.
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

ITEM 9B	OTHER INFORMATION
Not applicable.

PART III

ITEM 10.	DIRECTORS; EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information with respect to each of the executive officers and current directors of the Company is set forth below

Name	Age	Position

Bernard L. Kasten, Jr. M.D.	63	Executive Chairman of the Board, Director

Gary J. Beeman	56	Chief Executive Officer

Douglas Boyle	42	Director

Robert Hoekstra	60	Director

James Monton	63	Director

Robert P. Ricciardi, Ph.D.	62	Secretary, Chief Science Officer, Director

John H. Souza	47	Chief Operating Officer, Director
Dr. Kasten is the Executive Chairman of the Board. Dr. Kasten has been a scientific advisor to the Company since 1999 and a member of the Company’s Advisory Committee since 2001. Dr. Kasten is a graduate of Miami University (Oxford Ohio), BA Chemistry 1967, and the Ohio State University College of Medicine MD 1971. His residency was served at the University of Miami, Florida and fellowships at the National Institutes of Health Clinical Center and National Cancer Institute, Bethesda, Maryland. Dr. Kasten is a Diplomat of the American Board of Pathology with Certification in Anatomic and Clinical Pathology with sub-specialty certification in Medical Microbiology. Dr. Kasten is an author of “Infectious Disease Handbook” 1st through 5th Editions 1994-2003 and the “Laboratory Test Handbook” 1st through 4th Editions 1984-1996 published by Lexi-Comp Inc., Hudson, Ohio. Dr. Kasten has been active with the College of American Pathologists (CAP) serving as Chairman of its Publication Committee from 1985-1993, its Management Resources Committee from 1993-1998 and its Chairman Internet Editorial Board from 1999-2003. Dr. Kasten received the College of American Pathologists Presidents Medal Awarded for Outstanding Service in 1989 and the College of American Pathologists Frank W. Hartman Award, in 1993 for Meritorious Service to the College (Founding CAP Today) the organization’s highly successful monthly tabloid magazine. Dr. Kasten’s professional staff appointments have included the Cleveland Clinic, Northeastern Ohio Universities College of Medicine, the Bethesda Hospitals and Quest Diagnostics. Dr. Kasten served eight years, 1996-2004, at Quest Diagnostics Incorporated [NYSE-DGX], where he was Chief Laboratory Officer; Vice-President of Business Development for Science and Medicine and Vice-President of Medical Affairs of a Quest Diagnostics wholly-owned subsidiary, MedPlus Inc. Dr. Kasten joined SIGA Technologies, Inc. [NASDAQ-SIGA] as a Board of Directors member in May 2003, and accepted the appointment as SIGA’s Chief Executive Officer in July of 2004, serving through April 2006. Dr. Kasten has been Chairman of the Board of Directors of Cleveland Bio Labs Inc. [NASDAQ-CBLI] since 2006, and also serves on the Board of Directors of Enzo Biochem [NYSE-ENZ].

Mr. Beeman was appointed the Chief Executive Officer and President of the Company effective February 17, 2010. Prior to joining the Company, Mr. Beeman, most recently served as CEO and a founder of Bay Hill Ventures, a private capital firm. Mr. Beeman has served as an advisor to the Company’s Board of Directors since 2008. Mr. Beeman holds a Bachelor of Science degree from Iowa State University in electrical engineering and psychology.
Mr. Boyle is currently a director of the Company. Mr. Boyle is the President of Empirical Healthcare Consulting, LLC. He has over 20 years of professional experience in the areas of finance, operations, corporate governance and business turnarounds, including over 17 years of experience in the healthcare field as a financial and operational executive. He has served in executive roles in start-up, middle market and Fortune 500 companies, where he has held the titles of Chief Executive Officer, President, Chief Operations Officer and Chief Financial Officer, prior to which he worked as a Senior Auditor for KPMG Peat Marwick. Mr. Boyle also led the national financial revenue operations for Quest Diagnostics Incorporated, and was Chief Financial Officer for Doylestown Hospital and Health Care System and MediMax Incorporated. Mr. Boyle holds an MBA from Columbia University and a BS in Accounting from the University of Scranton.
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

Dr. Ricciardi is the founder of GeneLink and is a Professor of Microbiology at the University of Pennsylvania, where he is a Graduate Group Chairman. He received his Ph.D. from the University of Illinois at Urbana. He was a Postdoctoral Fellow at Brandeis University and Harvard Medical School in the Department of Biological Chemistry where he was awarded Fellowships by the American Cancer Society, National Institutes of Health and the Charles A. King Trust. He developed one of the first genomic technologies, which was used widely to discover and map many hundreds of genes by identifying the proteins they encode. Most of Dr. Ricciardi’s research has centered on understanding basic mechanisms of cancer. He identified one of the first gene activators from a virus that can make cells cancerous by enabling them to escape the immune system. These studies, in turn, disclosed a key mechanism that modulates NF-kappa-B, the master regulator of the immune system. Dr. Ricciardi has also developed and received patents on recombinant delivery vectors for potential use as vaccines and gene therapy. In addition, Dr. Ricciardi discovered new replication proteins from human viruses that cause cancer (KSHV) and possibly chronic fatigue (HHV-6). He is applying a rapid mechanistic assay he developed (US Patent) that is being used to screen tens of thousands of compounds from chemical libraries in order to discover therapeutics that will inhibit these and other disease related human viruses. Dr. Ricciardi has served as a consultant to Children’s Hospital of Philadelphia, Smith Kline Pharmaceuticals, the NIH, and was awarded a NATO Visiting Professorship at Ferrara Medical School and has been an invitational speaker at numerous international scientific meetings and universities. He has authored nearly 100 publications.
Mr. Souza joined the Company in 2004 and is currently Chief Operating Officer and a director of the Company. Over the past 20 years, Mr. Souza has owned and operated manufacturing and distribution companies in the packaging and cosmetics industries, doing business with Fortune 100 and 500 companies as well as retail spa/cosmetic outlets. Mr. Souza has held executive management positions in both the public and private sectors where he was responsible for operations, business and product development, mergers and acquisitions. Additionally, he has an extensive background in sales and marketing. Mr. Souza received a Bachelor of Science from Rochester Institute of Technology and is also a Nationally Certified Fitness and Nutritional Consultant.
Audit Committee
Mr. Boyle (Chair) and Mr. Monton, who both are independent members of the Board of Directors, served on the Audit Committee for the fiscal year ended December 31, 2009. The Board of Directors has determined that Mr. Boyle, a director of the Company, is the audit committee financial expert as defined in section 3(a)(58) of the Exchange Act and the related rules of the SEC, based upon his professional and educational background as set forth above in this Item 10.
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
Section 16(a) Beneficial Ownership Reporting Compliance.
Based solely on the Company’s review of certain reports filed with the Securities and Exchange Commission pursuant to Section 16(a) of the Securities Exchange Act of 1934, as amended (the “1934 Act”), and written representations of the Company’s officers and directors, the Company believes that all reports required to be filed pursuant to the 1934 Act with respect to transactions in the Company’s Common Stock through December 31, 2009 were filed on a timely basis.

Code of Ethics.
The Company has adopted a code of conduct that applies to all employees, including the Company’s principal executive officer, principal financial officer, principal accounting officer or controller and persons performing similar functions. A copy of the Company’s code of conduct will be provided to anyone without charge upon request therefor.
Meeting of Directors
The Board of Directors met 14 times in 2009. Each director attended at least 75% of the meetings.
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
In connection with the audit of the Company’s financial statements for the year ended December 31, 2009, the Audit Committee met with representatives from Buckno, Lisicky & Company, the Company’s independent auditors. The Audit Committee reviewed and discussed with the Company’s financial management and financial structure, as well as the matters relating to the audit required to be discussed by Statements on Auditing Standards 61 and 90.
In addition, the Audit Committee reviewed and discussed with the Company’s management the Company’s audited financial statements relating to year ended December 31, 2009.
Based upon the review and discussions described above, the Audit Committee recommended to the Board of Directors that the Company’s financial statements audited by Buckno, Lisicky & Company be included in the Company’s Annual Report on Form 10-K for year ended December 31, 2009.
Douglas M. Boyle (Chief)
James Monton

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
The Compensation Committee has approved a compensation structure for the named executive officers, determined on an individual basis, which incorporates four key components: base salary, bonuses commencing in 2010 based upon the annual performance of the Company, stock options and other benefits.
In connection with its compensation determinations, the Compensation Committee seeks the views of the Chief Executive Officer with respect to appropriate compensation levels of the other officers.
Executive Compensation Components
For the year ended December 31, 2009, the principal components of compensation for the named executive officers were annual base salary, stock options and other benefits.

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
REPORT OF COMPENSATION COMMITTEE
The Compensation Committee of our Board of Directors currently consists of Mr. Monton (Chair) and Mr. Boyle. The Compensation Committee is responsible for considering and making recommendations to the Board of Directors regarding executive compensation and is responsible for administering our stock option and executive incentive compensation plans.
The Compensation Committee has reviewed and discussed with management the Compensation Discussion and Analysis included in this report. Based on the review and discussion with management, the Compensation Committee recommended to the Board of Directors that the Compensation Discussion and Analysis be included in the Company’s Annual Report on Form 10-K.
COMPENSATION COMMITTEE
James Monton (Chair)
Douglas M. Boyle

EXECUTIVE COMPENSATION
SUMMARY COMPENSATION TABLE

							Non-Equity	Nonqualified
				Stock			Incentive Plan	Deferred	All Other
Name and			Bonus	Awards	Option		Compensation	Compensation	Compensation
principal position	Year	Salary ($)	($)	($)	Awards ($)		($)	Earnings ($)	($)		Total ($)
(a)	(b)	(c)	(d)	(e)	(f)		(g)	(h)	(i)		(j)
Monte E. Taylor, Jr.	2009	$150,169	$0	$0	$45,000	[3]	$0	$0	$10,556	[4]	$205,725
Chief Executive Officer [1]	2008	$131,442	$0	$0	$57,000	[3]	$0	$0	$9,562	[4]	$198,004

David L. Macdonald	2009	$4,000	$0	$0	$11,000	[5]	$0	$0	$0		$15,000
Interim Chief Executive Officer[2]

John A. Souza	2009	$114,373	$0	$0	$37,000	[6]	$0	$0	$8,307	[4]	$159,680
Vice President of Business Development	2008	$91,506	$0	$0	$49,000	[6]	$0	$0	$8,455	[2]	$148,961

[1]	M. Taylor served as Chief Executive Officer of the Company until December 28, 2009 and served as Chief Executive Officer of GeneWize Life Sciences, Inc., a wholly-owned subsidiary of the Company, until January 29, 2010.

[2]	On December 28, 2009, Mr. Macdonald became Interim Chief Executive Officer of the Company.

[3]	On June 1, 2007, Mr. Taylor received a fully vested warrant to acquire 1,600,00 shares of common stock of an exercise price of $0.08 per share and received options to acquire 1,500,000 shares of common stock at an exercise price of $0.08 per share, which options vest in four equal annual installments of 375,000 each, commencing June 1, 2007. On May 20, 2008, Mr. Taylor received options to acquire 350,000 shares of Common Stock at an exercise price of $0.12 per share.

[4]	Represents the cost of health insurance premiums provided from the Company.

[5]	On December 28, 2009, Mr. Macdonald received fully vested options to acquire 100,000 shares of common stock at an exercise price of $0.11 per share.

[6]	On June 1, 2007, Mr. Souza received a fully-vested warrant to acquire 1,000,000 shares of common stock at an exercise price of $0.08 per share, and received options to acquire 1,100,000 shares of common stock at an exercise price of $$0.08 per share, which options vest in four equal installments of 275,000 each, commencing June 1, 2007. On May 20, 2008, Mr. Souza received options to acquire 350,000 shares of Common Stock. On July 28, 2008, Mr. Souza received options to acquire 1,483,333 shares of Common Stock of which 383,333 options vest on each of July 28, 2011 and July 28, 2012, 383,374 options vest on July 28, 2013 and 333,333 options vest upon the Company becoming listed on the NASDAQ or National Market or national stock exchange.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END
OPTION AWARDS

				Equity Incentive Plan
				Awards: Number of
				Securities
		Number of Securities		Underlying
	Number of Securities Underlying	Underlying Unexercised		Unexercised		Option
	Unexercised Options (#)	Options (#)		Unearned Options		Exercise Price	Option Expiration
Name	Exercisable	Unexercisable		(#)		($)	Date
(a)	(b)	(c)		(d)		(e)	(f)
Monte E. Taylor, Jr.	2,135,000	0		0		$0.08	April 29, 2010
	350,000	0		0		$0.12	April 29, 2010
David L. Macdonald	100,000	0		0		$0.11	December 25, 2019
John H. Souza	1,825,000	275,000	(1)	0		$0.08	June 1, 2017
	350,000	0		0		$0.12	May 20, 2018
	0	1,150,000	(2)	333,333	(3)	$0.50	July 28, 2018

(1)	275,000 options vest on June 1, 2010.

(2)	383,333 options vest on each of July 28, 2011 and July 28, 2012, 383,334 options vest on July 28, 2013.

(3)	These options vest upon the Company becoming listed on the NASDAQ National Market or national stock exchange.

DIRECTOR COMPENSATION
Directors to not receive any cash compensation for their service as directors of the Company or for attending any meetings.
DIRECTOR COMPENSATION

						Change in
						Pension
						Value
						and
					Non-Equity	Nonqualified
	Fees	Stock	Options		Incentive Plan	Deferred	All Other
	Earned	Awards	Awards		Compensation	Compensation	Compensation	Total
Name	($)	($)	($)		($)	($)	($)	($)
(a)	(b)	(c)	(d)		(e)	(f)	(g)	(h)
Bernard L. Kasten, Jr. M.D.	$0	$0	$17,000	(1)	$0	$0	$0	$17,000
Douglas M. Boyle	$0	$0	$6,000	(2)	$0	$0	$0	$6,000
Robert Hoekstra	0	0	$14,000	(3)	0	0	0	$14,000
James Monton	$0	$0	$10,500	(4)	$0	$0	$0	$10,500
Robert P. Ricciardi, Ph.D.	$27,500	$0	$4,000	(5)	$0	$0	$0	$31,500

(1)	On June 1, 2007, Dr. Kasten received a fully-vested amount to acquire 750,000 shares of Common Stock at an exercise price of $0.08 per share and received options to acquire 850,000 shares of Common Stock at an exercise price of $0.08 per share, which options vest in four equal annual installments of 282,500 each, commencing June 1, 2007. On May 20, 2008, Dr. Kasten received a fully-vested option to acquire 100,000 shares of Common Stock at an exercise price of $0.12 per share. On July 28, 2008, Dr. Kasten received options to acquire 1,120,833 shares of Common Stock at an exercise price of $0.50 per share, of which 262,500 options vest on each of July 28, 2011, July 28, 2012 and July 28, 2013, and 333,333 options vest upon the Company becoming listed on the NASDAQ National Market or a national stock exchange.

(2)	On September 30, 2009, Mr. Boyle received options to acquire 200,000 shares of Common Stock at an exercise price of $0.11 per share, of which 50,000 options vested on September 30, 2009 and 50,000 options vest on each of September 30, 2010, September 30, 2011 and September 30, 2012.

(3)	On May 20, 2008, Mr. Hoekstra received options to acquire 500,000 shares of Common Stock, an exercise of which 200,000 options vested on May 20, 2008, 100,000 options vested on May 20, 2009, and 100,000 options vest on each of May 20, 2010 and May 20, 2011.

(4)	On August 17, 2009, Mr. Monton received options to acquire 100,000 shares of Common Stock at an exercise price of $0.12 per share, of which 25,000 options vested on August 17, 2009, and 25,000 shares vest on each of August 17, 2010, August 17, 2011 and August 17, 2012.

(5)	On June 1, 2007, Dr. Ricciardi received a fully-vested option to acquire 25,000 shares of common stock at an exercise price of $0.08 per share and received options to acquire 200,000 shares of common stock at an exercise price of $0.08 per share, which options vest in four equal annual installments of 50,000 each, commencing June 1, 2007. On September 30, 2007, in connection with the amendment to Dr. Ricciardi’s consulting agreement, Dr. Ricciardi received a fully-vested warrant to acquire 1,400,000 shares of common stock at an exercise price of $0.11 per share.
Compensation Committee Interlocks and Insider Participation
The Compensation Committee of our Board of Directors currently consists of James Monton (Chief) and Douglas M. Boyle. These individuals were not officers or employees of the Company during 2009. No current executive officer of the Company has served as a member of the board of directors or compensation committee of any entity for which a member of our Board of Directors or Compensation Committee has served as an executive officer.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
PRINCIPAL SHAREHOLDERS
Security Ownership of Management and Certain Beneficial Owners
The following table sets forth certain information as of March 15, 2010 (the record date for the Annual Meeting) regarding the ownership of Common Stock (i) by each person known by the Company to be the beneficial owner of more than five percent of the outstanding Common Stock, (ii) by each current officer and director of the Company, and (iii) by all current officers and directors of the Company as a group.
The beneficial owners and amount of securities beneficially owned have been determined in accordance with Rule 13d-3 under the Exchange Act and, in accordance therewith, includes all shares of the Company’s Common Stock that may be acquired by such beneficial owners within 60 days of March 15, 2010 upon the exercise or conversion of any options, warrants or other convertible securities. This table has been prepared based on 116,972,025 shares of Common Stock outstanding on March 15, 2010. Unless otherwise indicated, each person or entity named below has sole voting and investment power with respect to all Common Stock beneficially owned by that person or entity, subject to the matters set forth in the footnotes to the table below. Unless otherwise stated, the beneficial owners exercise sole voting and/or investment power over their shares.

	Number of Shares		Approximate Percentage
Name	Beneficially Owned		Of Stock Outstanding
Chesed Congregation of America	11,463,090	(1)	9.0%
One State Street Plaza, 29th Floor New York, NY 10004

Kenneth R. Levine	6,302,046	(2)	5.4%
2 Oaklawn Road Short Hills, NJ 07078

Robert Hoekstra	6,160,104	(3)	5.2%
317 Wekiva Spring Road, #200 Longwood, Florida 32779

Bernard L. Kasten, Jr. M.D.	5,659,929	(4)	4.8%
4380 27th Court, SW #104 Naples, FL 34116

Robert P. Ricciardi, Ph.D.	4,260,000	(5)	3.6%
317 Wekiva Spring Road, #200 Longwood, Florida 32779

John H. Souza	3,642,005	(6)	3.1%
317 Wekiva Spring Road, #200 Longwood, Florida 32779

James A. Monton	610,000	(7)	*
11489 Grandstone Lane Cincinnati, Ohio 45249

Douglas M. Boyle	50,000	(8)	*
111 Weatherly Street Dalton, Pennsylvania, 18414

Gary J. Beeman	0		*
317 Wekiva Spring Road, #200 Longwood, Florida 32779

Directors and Officers as a Group	18,882,038	(3)(4)(5)(6)(7)(8)	15.3%

(1)	Includes 10,838,090 shares of Common Stock issuable upon the conversion of convertible notes as of March 15, 2010. Chesed holds $1,000,00 principal balance of convertible notes, which have accrued $83,809 of interest through March 15, 2010 and convert at a conversion price of $0.10 per share.

(2)	Includes 6,182,046 shares held directly and 70,000 shares held in a retirement plan. Includes currently exercisable options and warrants to acquire 50,000 shares of Common Stock.

(3)	Includes currently exercisable options and warrants to acquire 725,000 shares of Common Stock. Includes 2,550,000 shares of Common Stock and warrants to acquire 250,000 shares of Common Stock held by a family trust for which Mr. Hoekstra is a trustee. Mr. Hoekstra disclaims beneficial ownership of those shares and warrants.

(4)	Includes currently exercisable options and warrants to acquire 1,412,500 shares of Common Stock.

(5)	Includes currently exercisable options and warrants to acquire 1,550,000 shares of Common Stock.

(6)	Includes currently exercisable warrants to acquire 2,175,000 shares of Common Stock.

(7)	Includes currently exercisable options and warrants to acquire 75,000 shares of Common Stock.

(8)	Includes currently exercisable options and warrants to acquire 50,000 shares of Common Stock

(*)	Less than 1%

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
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
During the nine months ended September 30, 2009, the Company sold an aggregate of $1,014,000 of shares of Common Stock in private offerings at a price of $0.10 per share. The Company paid a total of $54,640 and issued warrants to acquire 684,500 shares of Common Stock at an exercise price of $0.10 per share and warrants to acquire 37,500 shares of Common Stock at an exercise price of $0.11 per share to First Equity Capital Securities, Inc., as placement agent, in connection with the sale of some of the shares of Common Stock listed above.
During the quarter ended December 31, 2009, the Company sold an aggregate of $381,500 of units (the “Units) at a price of $0.10 per Unit, each Unit consisting of 1 share of Common Stock of the Company and a 1/2 of a warrant to acquire one share of Common Stock of the Company at a price of $0.15 per share. The Company paid a total of $17,060 and issued warrants to acquire 213,250 shares of Common Stock at an exercise price of $0.10 per share and warrants to acquire 106,625 shares of Common Stock at an exercise price of $0.15 per share to First Equity Capital Securities, Inc., as placement agent, in connection with the sale of some of the Units listed above.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES
Buckno, Lisicky & Company was the Company’s independent public accountant for 2009 and 2008.

Fees for Independent Auditors for Fiscal Years 2009 and 2008
Set forth below are the fees billed for services rendered by Buckno, Lisicky & Company in 2009 and 2008.

	2009	2008
Audit Fees	$22,000	$22,000
Audit-Related Fees	0	0
Tax Fees	0	0
All Other Fees	0	0

Total Fees	$22,000	$22,000
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

ITEM 15.	EXHIBITS
(1)	Financial Statements. The financial statements required to be filed are presented beginning on page 36.
(2)	Exhibits. The following Exhibits have been filed pursuant to Item 601 of Regulation S-K.

Exhibit Number	Description

21	Subsidiaries of the Registrant

31.1	Certification of Chief Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
In accordance with Section 12 of the Securities Exchange Act of 1934, the registrant caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

GENELINK, INC. Registrant
Date: March 30, 2010	/s/ Gary J. Beeman
Chief Executive Officer

In accordance with the Exchange Act this report has been signed below by the following persons on behalf of the registrant and in the capacities and the dates indicated.

Signatures	Capacity	Date

/s/ Gary J. Beeman Gary J. Beeman	Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer	March 30, 2010

/s/ Douglas M. Boyle Douglas M. Boyle	Director	March 30, 2010

/s/ Robert Hoekstra Robert Hoekstra	Director	March 30, 2010

/s/ Bernard L. Kasten, Jr. M.D. Bernard L. Kasten, Jr. M.D.	Chairman and Director	March 30, 2010

/s/ James Monton James Monton	Director	March 30, 2010

/s/ Robert P. Ricciardi Robert P. Ricciardi, Ph.D.	Director	March 30, 2010

John H. Souza	Director