Form 10-Q
period 2010-03-31
GENELINK INC
filed 2010-05-07
CIK 941020

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2010
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

Number of Shares of Common Stock
Outstanding on May 3, 2010	117,722,025

GENELINK, INC. AND SUBSIDIARIES

Page No.
PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

Consolidated Balance Sheets at March 31, 2010 (unaudited) and December 31, 2009	3

Consolidated Statements of Operations for the three months ended March 31, 2010 and 2009 (unaudited)	4

Consolidated Statements of Cash Flows for the three months ended March 31, 2010 and 2009 (unaudited)	5

Notes to Interim Consolidated Financial Statements	6-9

Exhibit 31.1
Exhibit 32.1

GENELINK, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	March 31,	December 31,
	2010	2009
ASSETS
Cash and cash equivalents	$269,073	$196,857
Accounts receivable	511,961	465,780
Inventory	342,229	494,737
Prepaid expenses	132,482	141,397

Total current assets	1,255,745	1,298,771

Property and equipment	295,065	302,887
Other assets	272,569	279,139

Total assets	$1,823,379	$1,880,797

LIABILITIES
Current maturity of long-term debt	$14,582	$36,079
Accounts payable and accrued expenses	1,302,428	1,189,709
Accrued compensation	274,899	206,272
Deferred revenue	312,005	277,132
Loans payable	18,000	18,000

Total current liabilities	1,921,914	1,727,192

Convertible promissory notes payable, net of issuance of debt and stock conversion discounts	908,017	893,395

Total liabilities	2,829,931	2,620,587

SHAREHOLDERS’ EQUITY (DEFICIENCY)
Common stock, $.01 par value, 250,000,000 shares authorized as of March 31, 2010 and December 31, 2009; 121,311,695 and 118,861,347 shares issued as of March 31, 2010 and December 31, 2009, respectively; and 116,952,536 and 114,407,132 shares outstanding as of March 31, 2010 and December 31, 2009, respectively	1,213,117	1,188,617
Additional paid in capital	13,019,251	12,969,561
Stock warrants	3,834,202	3,656,227
Accumulated deficit	(18,520,887)	(18,001,960)
Treasury stock, 4,359,159 shares as of March 31, 2010 and December 31, 2009, at cost	(552,235)	(552,235)

Total shareholders’ equity (deficiency)	(1,006,552)	(739,790)

Total liabilities and shareholders’ equity (deficiency)	$1,823,379	$1,880,797

See notes to the consolidated financial statements

GENELINK, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

Three months ended March 31,	2010	2009

REVENUE	$2,221,111	$1,972,038

COSTS OF GOODS SOLD	851,078	974,774

GROSS PROFIT	1,370,033	997,264

EXPENSES
Selling, general and administrative	1,814,675	1,517,738
Research and development	0	0

	1,814,675	1,517,738

OPERATING LOSS	(444,642)	(520,474)

OTHER EXPENSES
Amortization and depreciation	37,964	27,974
Interest expense	36,321	11,781

	74,285	39,755

NET LOSS BEFORE PROVISION FOR INCOME TAXES	(518,927)	(560,229)

PROVISION FOR INCOME TAXES	0	0

NET LOSS	$(518,927)	$(560,229)

NET LOSS PER SHARE, BASIC & DILUTED	$(0.004)	$(0.01)

Weighted average common shares and diluted potential common shares	119,146,695	105,094,902

See notes to the consolidated financial statements.

GENELINK, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

Three months ended March 31,	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(518,927)	$(560,229)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	37,964	27,974
Amortization of discounts on loans payable	14,621	4,466
Fair value of options granted for services	25,000	5,000
Changes in operating assets and liabilities
Accounts receivable	(46,181)	125,477
Inventory	152,508	5,305
Prepaid expenses	8,915	(47,822)
Other assets	0	(8,280)
Accounts payable and accrued expenses	112,719	(918,575)
Accrued compensation	68,627	(9,699)
Deferred revenue	34,873	0

Net cash used in operating activities	(109,881)	(1,376,383)

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(23,570)	(8,414)
Patent acquisition costs	0	(550)

Net cash used in investing activities	(23,570)	(8,964)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from loans and notes payable	0	1,200,000
Proceeds from issuance of common stock and warrants, net	245,000	565,000
Principal payments on capital lease obligations	0	(16,280)
Principal payments on note payable	(21,497)	(18,319)
Commissions paid for fundraising costs	(17,836)	(104,000)

Net cash provided by financing activities	205,667	1,626,401

NET DECREASE IN CASH AND CASH EQUIVALENTS	72,216	241,054

Cash and cash equivalents, beginning of period	196,857	435,197

Cash and cash equivalents, end of period	$269,073	$676,251

SUPPLEMENTARY CASH FLOW INFORMATION
Cash paid for interest
Non-cash financing transactions:	$0	$0
Stock warrants granted for fundraising	$24,975	$0
See notes to the consolidated financial statements

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

The Company’s scientific foundation developed as a result of discoveries in the field of human molecular genetics. Research supported by the National Institute of Health, including the Human Genome Project, as well as academic, commercial research and research by the scientists on GeneLink’s Scientific Advisory Board, enabled the identification of an increasing number of connections between genes, SNPs (single-nucleotide polymorphisms) and the specific function of enzymes and receptors relating to nutrition and skin health.

Specifically, the Company developed proprietary SNP-based genetic profiles (named GeneLink Nutragenetic Profile™ and Dermagenetics® profiles). These profiles provide a means of predicting an individual’s inherent genetic capacity to combat such conditions as oxidative stress and other important areas of physiologic health. The profiles, for example, can measure a person’s potential to efficiently control oxygen free radical damage, eliminate hydrogen peroxide, protect and repair oxidized phospholipids and destroy harmful environmental compounds. The Company’s profile assessment enables nutritional and skin care companies and health care professionals to recommend a specific and targeted regime of antioxidant vitamins, nutrients or skin care formulations that have been specifically designed to compensate for predicted deficiencies and to help provide individuals the best of health and appearance.

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

2 — BASIS OF PRESENTATION	The accompanying unaudited consolidated financial statements have been prepared by the Company in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X relating to interim financial statements. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the consolidated financial statements and notes thereto included in the Annual Report on Form 10-K of GeneLink, Inc. and Subsidiaries for the year ended December 31, 2009.

In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary to present fairly the information set forth in the accompanying consolidated financial statements have been included. The results reported in these consolidated financial statements for the three-month period ended March 31, 2010 should not be regarded as necessarily indicative of results that may be expected for the year ended December 31, 2010.

3 — STOCKHOLDERS’ EQUITY TRANSACTIONS AND CONVERTIBLE SECURED PROMISSORY NOTES	During the three months ended March 31, 2010, the Company sold 2,450,000 shares of restricted Common Stock of the Company and issued 1,225,000 warrants to purchase Common Stock of the Company at an exercise price of $0.15 per share, at a purchase price of $0.10 per unit (each unit consisting of one share of Common Stock and 1/2 of a warrant) pursuant to a Confidential Private Offering Memorandum, and received an aggregate gross amount of $245,000.

In connection with the above offering, the Company paid cash commissions of $11,600 and granted 145,000 and 72,500 warrants to acquire shares of Common Stock at exercise prices of $0.10 and $0.15, respectively, to First Equity Capital Securities, Inc., which has been recorded as a reduction of the proceeds in accordance with AICPA Technical Practice Aid 4110.01. Kenneth R. Levine, a holder of more than five percent of the equity securities of the Company, is an officer and owner of First Equity Capital Securities, Inc.

4 — SUBSEQUENT EVENTS	From April 1, 2010 through the date of this filing, the Company sold an additional 1,600,000 shares of restricted Common Stock of the Company and issued 800,000 warrants to purchase Common Stock of the Company at an exercise price of $0.15 per share, at a purchase price of $0.10 per unit (each unit consisting of one share of Common Stock and 1/2 of a warrant) pursuant to a Confidential Private Offering Memorandum, and received an aggregate gross amount of $160,000.

In connection with the above offering, the Company paid cash commissions of $12,400 and granted 155,000 and 77,500 warrants to acquire shares of Common Stock at exercise prices of $0.10 and $0.15, respectively, to First Equity Capital Securities, Inc., which will be recorded in April as a reduction of the proceeds in accordance with AICPA Technical Practice Aid 4110.01. Kenneth R. Levine, a holder of more than five percent of the equity securities of the Company, is an officer and owner of First Equity Capital Securities, Inc.

In April 2010, the Company issued a total of 69,000 options to certain GeneWize sales affiliates in connection with an incentive program pursuant to which up to 250,000 options in the aggregate will be issued to GeneWize sales affiliates.

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
Operating results for the three-month period ended March 31, 2010 are not necessarily indicative of the results that may be expected for the full fiscal year.
GENERAL
The Company has created a breakthrough methodology for SNP (single nucleotide polymorphism) based genetic profiling (patents issued and pending) and is marketing and/or licensing these proprietary assessments to companies that manufacture or market to the nutraceutical, personal care and skin care industries, as well as developing our own proprietary products for sale based on its profiling system.
The Company’s expansion into the bioscience field with its innovative genetic profiles help companies create and deliver more effective products – personalized wellness and “quality of life” products tailored to their customer’s individual needs – based on the science of genetics, thereby allowing the consumer and/or their health care provider to determine what vitamin, nutritional supplements, skin-care products, and health care or weight loss regimens are best for their individual needs.
The Company also does business through wholly-owned subsidiaries. GeneWize Life Sciences, Inc. (“GeneWize”) provides genetically customized products and services to the nutrition and skincare markets. GeneWize formally launched its products and services in August 2008 and distributes its products through direct selling.
OVERVIEW
The first quarter of 2010, the Company continued to develop its position as the leader in the genetically customized nutritional and personal care solutions. Nearly all of the $2,221,111 of revenues realized in the first quarter of 2010 were through GeneWize. During the quarter ended March 31, 2010, GeneWize added 1,276 new independent sales affiliates and 431 additional non-affiliate customers. Operating losses were reduced to $444,642, as compared to $517,448 for the fourth quarter of 2009.

On March 17, 2010, the Company signed a joint marketing agreement with a healthcare-related marketing and sales organization to complement its current sales efforts. Revenues from this agreement are anticipated to begin in the third quarter of 2010.
LIQUIDITY AND CAPITAL RESOURCES
For the three-month period ended March 31, 2010, the Company’s primary liquidity requirements have been the funding of its sales and marketing efforts, manufacturing and fulfillment costs, compensation to officers, employees and consultants, and the payment of accounts payable.
Cash and cash equivalents at March 31, 2010 amounted to $269,073 as compared to $196,857 at December 31, 2009, an increase of $72,216. During the first three months of 2010, the Company’s operating activities utilized $109,881, as compared to $1,376,383 for the first three months of 2009, a decrease of $1,266,502. Cash utilized during these periods partially funded the paying down of accounts payable and the Company’s operating losses for such periods.
Investing activities utilized $23,570 for the three months ended March 31, 2010 as compared to utilizing $8,964 for the three months ended March 31, 2009, an increase of $14,606. Financing activities provided $205,667 for the three month period ended March 31, 2010 as compared to $1,626,401 for the three months ended March 31, 2009, a decrease of $1,420,734. Financing activities for the three months ended March 31, 2010 included the issuance of $245,000 of stock and warrants, less costs associated with such offerings.
The Company will require approximately $2,000,000 of additional funds in 2010 to further implement its sales and marketing strategy for the balance of 2010 and for other working capital needs. If the Company is not able to secure such additional required funding, it will continue to realize negative cash flow and losses and may not be able to continue operations.
COMPARISON OF THREE MONTHS ENDED MARCH 31, 2009 TO THREE MONTHS ENDED MARCH 31, 2009
Financial Condition
Assets of the Company decreased from $1,880,797 at December 31, 2009 to $1,823,379 at March 31, 2010, a decrease of $57,418. This decrease was primarily due to a decrease in inventory, as partially offset by increases in cash and accounts receivable.
Liabilities of the Company increased from $2,620,587 at December 31, 2009 to $2,829,931 at March 31, 2010, an increase of $209,344. This increase in liabilities primarily resulted from an increase in accounts payable, accrued compensation and deferred revenue. The $908,017 amount of convertible promissory notes payable reflected on the March 31, 2010 balance sheet is net of debt issuance costs and stock conversion discounts. As of March 31, 2010, $1,250,000 principal amount of convertible secured promissory notes were outstanding. See Note 3 to the financial statements for more information.
Results of Operations
Revenues. Total revenues for the three months ended March 31, 2010 were $2,221,111 as compared to $1,972,038 for the three months ended March 31, 2009, an increase of $249,063.

Gross Profit. Gross profit increased from $997,264 for the three months ended March 31, 2009 to $1,370,033 for the three months ended March 31, 2010, an increase of $372,769. Gross profit margin increased from 50.6% to 61.7%.
Expenses. Total expenses for the three months ended March 31, 2010 were $2,665,753 as compared to $2,492,512 for the three months ended March 31, 2008, an increase of $173,241. The increase in expenses primarily resulted from sales commission expenses paid to sales affiliates totaling $840,830 for the three months ended March 31,2010, as compared to $733,025 for the three months ended March 31, 2009. Such commission expenses represented 38% and 37% of Company revenues for the three months ended March 31, 2010 and 2009, respectively.
Operating Losses. The Company incurred an operating loss of $444,642 for the three months ended March 31, 2010 as compared to an operating loss of $520,474 for the three months ended March 31, 2009, a decrease of $75,832.
Net Losses. The Company incurred a net loss of $518,927 for the three months ended March 31, 2010 as compared to a net loss of $560,229 for the three months ended March 31, 2009, a decrease of $41,302.
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

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Not Applicable.

Item 4.	CONTROLS AND PROCEDURES
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
Changes in Internal Control Over Financial Reporting
There has been no change in the Company’s internal control over financial reporting during the three months ended March 31, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	LEGAL PROCEDURES
By Order and Opinion dated May 5, 2009, the Court of Common Pleas of Pennsylvania dismissed the Action filed in the Philadelphia Court of Common Pleas, DePhillipo, et.al. v. GeneLink, Inc. t/a GeneLink Biosciences, Inc., et. al., Philadelphia County Court of Common Pleas, August Term 2008 No. 1128, concluding that the DePhillipos’ claims were not viable and that it lacked jurisdiction over several of the defendants. The DePhillipos filed a Notice of Appeal with respect to the Order and Opinion on May 9, 2009.
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

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
During the quarter ended March 31, 2010, the Company sold an aggregate of $245,000 of units (the “Units) at a price of $0.10 per Unit, each Unit consisting of 1 share of Common Stock of the Company and a 1/2 of a warrant to acquire one share of Common Stock of the Company at a price of $0.15 per share. The Units were sold on the dates and in the amounts set forth below to accredited investors only in reliance upon the exemption provided in Section 4(2) of the Securities Act and/or Rule 506 of Regulation D promulgated under the Securities Act. No form of general solicitation or general advertising was conducted in connection with the issuances of the Units and the Units were only offered and sold to accredited investors. Each of the shares of Common Stock and Warrants comprising the Units contains restrictive legends preventing the sale, transfer or other disposition of such shares of Common Stock and Warrants, unless registered under the Securities Act, or pursuant to an exemption therefrom.

		Number of Shares	Number of	Number of
Date	$ of Units Sold	of Common Stock	Warrants Issued	Investors
January 8, 2010	20,000	200,000	100,000	1
February 17, 2010	75,000	750,000	375,000	2
February 18, 2010	100,000	1,000,000	500,000	2
February 22, 2010	25,000	250,000	125,000	1
March 26, 2010	25,000	250,000	125,000	1

TOTAL	$245,000	2,450,000	1,225,000	6

The Company paid a total of $11,600 and issued warrants to acquire 145,000 shares of Common Stock at an exercise price of $0.10 per share and warrants to acquire 72,500 shares of Common Stock at an exercise price of $0.15 per share to First Equity Capital Securities, Inc. Kenneth R. Levine, a holder of more than five percent of the equity securities of the Company, is an officer and owner of First Equity Capital Securities, Inc.

Item 3.	DEFAULTS UPON SENIOR SECURITIES
Not applicable.

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS
Not applicable.

Item 5.	OTHER INFORMATION
Not applicable.

Item 6.	EXHIBITS AND REPORTS ON FORM 8-K.

31.1	Certificate of the Chief Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
* * * * * *

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GENELINK, INC. (Registrant)
Date: May 7, 2010	By:	/s/ Gary J. Beeman
Gary J. Beeman, Chief Executive Officer and Principal Financial Officer