Form 10-Q
period 2010-06-30
GENELINK INC
filed 2010-08-16
CIK 941020

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2010
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

Number of Shares of Common Stock Outstanding on July 30, 2010	131,215,525

Page
PART I. FINANCIAL INFORMATION

ITEM 1 Financial Statements.

Consolidated Balance Sheets at June 30, 2010 (unaudited) and December 31, 2009	3

Consolidated Statements of Income (unaudited) for the three months and six months ended June 30, 2010 and 2009	4

Consolidated Statements of Cash Flows (unaudited) for the six months ended June 30, 2010 and 2009	5-6

Notes to Consolidated Financial Statements	7-10

Exhibit 31.1
Exhibit 32.1

GENELINK, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	June 30, 2010	December 31, 2009
ASSETS
Cash and cash equivalents	$436,256	$196,857
Accounts receivable	439,600	465,780
Inventory	296,221	494,737
Prepaid expenses	138,546	141,397

Total current assets	1,310,623	1,298,771

Property and equipment	263,138	302,887
Other assets	284,749	279,139

Total assets	$1,858,510	$1,880,797

LIABILITIES

Current liabilities
Current maturity of long-term debt	$250	$36,079
Accounts payable and accrued expenses	1,146,426	1,189,709
Accrued compensation	225,888	206,272
Deferred revenue	293,744	277,132
Loans payable	10,000	18,000

Total current liabilities	1,676,308	1,727,192

Convertible promissory notes payable, net of issuance of debt and stock conversion discounts	922,574	893,395

Total liabilities	2,598,882	2,620,587

SHAREHOLDERS’ EQUITY (DEFICIENCY)
Common stock, $.01 par value, 250,000,000 shares authorized as of June 30, 2010 and December 31, 2009; 137,791,695 and 118,861,347 shares issued as of June 30, 2010 and December 31, 2009, respectively; and 133,432,536 and 114,407,132 shares outstanding as of June 30, 2010 and December 31, 2009, respectively.	1,377,917	1,188,617
Additional paid in capital	14,059,765	12,969,561
Stock warrants	3,466,136	3,656,227
Accumulated deficit	(19,091,955)	(18,001,960)
Treasury stock, 4,359,169 shares as of June 30, 2010 and December 31, 2009, at cost	(552,235)	(552,235)

Total shareholders’ equity (deficiency)	(740,372)	(739,790)

Total liabilities and shareholders’ equity (deficiency)	$1,858,510	$1,880,797

The accompanying notes are an integral part of the consolidated financial statements

GENELINK, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For The	For The	For The	For The
	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009

REVENUE	$2,019,066	$2,113,177	$4,240,177	$4,085,215
COST OF GOODS SOLD	722,643	937,532	1,573,721	1,862,307

GROSS PROFIT	1,296,423	1,175,645	2,666,456	2,222,908

EXPENSES
Selling, general and administrative	1,790,781	1,936,388	3,605,456	3,447,555
Research and development	0	0	0	0

	1,790,781	1,936,388	3,605,456	3,447,555

OPERATING LOSS	(494,358)	(760,743)	(939,000)	(1,224,647)

OTHER EXPENSES
Amortization and depreciation	38,498	21,404	76,462	55,948
Interest expense	38,212	38,490	74,533	50,271

	76,710	59,894	150,995	106,219

NET LOSS BEFORE PROVISION FOR INCOME TAXES	(571,068)	(820,637)	(1,089,995)	(1,330,866)

PROVISION FOR INCOME TAXES	0	0	0	0

NET LOSS	$(571,068)	$(820,637)	$(1,089,995)	$(1,330,866)

NET LOSS PER SHARE, BASIC AND DILUTED	$(0.004)	$(0.01)	$(0.01)	$(0.01)

Weighted average common shares and diluted potential common shares	129,652,251	110,313,235	122,083,223	106,532,888

The accompanying notes are an integral part of the consolidated financial statements

GENELINK, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

Six months ended June 30	2010	2009

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,089,995)	$(1,330,866)
Adjustments to reconcile net loss to net cash used by operating activities
Depreciation and amortization	76,462	55,948
Amortization of discounts on loans payable	29,179	19,295
Stock and warrants issued for services	0	35,000
Common stock issued for services	0	15,000
Fair value of options granted for services	188,950	153,950
Changes in operating assets and liabilities
Accounts receivable	26,180	100,084
Inventory	198,516	84,974
Prepaid expenses	2,851	(12,621)
Other assets	(18,750)	(8,592)
Accounts payable and accrued expenses	(72,603)	(957,225)
Accrued compensation	19,616	(18,954)
Deferred revenue	16,612	88,967

Net cash used in operating activities	(622,982)	(1,775,040)

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(23,573)	(8,414)
Patent acquisition costs	0	(550)

Net cash used in investing activities	(23,573)	(8,964)

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from loans and notes payable	0	1,250,000
Proceeds from issuance of common stock and warrants, net	956,500	617,500
Principal payments on capital lease obligation	0	(32,560)
Principal payments on note payable	(43,829)	(24,092)
Commissions paid for fundraising costs	(26,717)	(114,100)

Net cash provided by financing activities	885,954	1,696,748

The accompanying notes are an integral part of the consolidated financial statements

GENELINK, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

Six months ended June 30	2010	2009

NET DECREASE IN CASH AND CASH EQUIVALENTS	239,399	(87,256)

Cash and cash equivalents, beginning of period	196,857	435,197

Cash and cash equivalents, end of period	$436,256	$347,941

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for interest	$0	$2,934

Non-cash investing and financing transactions:
Stock warrants granted for services	$188,950	$160,000
Stock warrants granted for fundraising	$97,835	$178,795
Common stock issued for services	0	$15,000
The accompanying notes are an integral part of the consolidated financial statements

GENELINK, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1 – DESCRIPTION OF ORGANIZATION
Organization
GeneLink, Inc. (the Company) and its subsidiaries, GeneWize Life Sciences, Inc. Dermagenetics, Inc. and Helix Health Solutions LLC, operate in Florida. The Company was organized under the laws of the Commonwealth of Pennsylvania and Dermagenetics, Inc. GeneWize Life Sciences, Inc. were organized under the laws of the State of Delaware and Helix Health Solutions LLC was organized under the laws of the State of Florida. The Company is the successor to a Delaware corporation organized under the same name on September 21, 1994. The Company’s offices are located in Longwood, Florida.

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

The Company’s laboratory assessments are performed under contract in leading genomics laboratories whose credentials include College of American Pathologists “CAP” accreditation, CLIA certification, and State of California licensure and have been independently validated by the laboratories.

The Company has developed and received a patent on a DNA Collection Kit ® for the collection of DNA specimens of clients. The kit is classified as a non-medical device.

GeneLink’s patented and patent pending assessments, such as GeneLink Healthy Aging AssessmentTM and Oxidative Stress, form the foundation of its product offerings. Genetic test results drive a proprietary analysis which in turn generates a nutritional report linked to an individual ingredient titration matrix. In order help compensate for any anticipated need for additional supplementation, “genetically-selected ingredients” and nutrients (SNPboostsTM, or “snip boosts”) are titrated and blended into the individual nutritional formulation. Thus, each customer’s product is individually customized and manufactured, just for that customer.

The nutritional and skin solutions developed by the Company are the first personalized (mass-customized) nutritional and skincare products manufactured based on genetic testing that measures single nucleotide polymorphisms (“SNPs”; pronounced “snips”) in DNA.

On December 12, 2007, the Company formed a new wholly owned subsidiary, GeneWize Life Sciences, Inc., to operate its direct sales efforts. GeneWize is the first direct selling company to focus exclusively on marketing nutritional supplements and skin care products specifically tailored to an individual’s genetic makeup. GeneWize’s product offering in 2009 and first two quarters of 2010 consisted of its foundational Life Map NutritionTM System.

GeneWize, as a direct selling company, also offers customers the opportunity to participate in selling and distributing the products to others and receive compensation for doing so. These independent marketing affiliates must agree to comply with the Company’s policies related to sales and distribution of product, particularly as it relates to product claims or, in the case of recruiting other affiliates, income potential. In return for creating sales and complying with appropriate policies and regulations, GeneWize provides commissions and incentives. It also provides internet ordering sites, business management tools, marketing materials, training and events in support of these affiliates.

Helix Health Solutions LLC was created on June 23, 2010 to facilitate sales receipt for the Company of a private label joint marketing agreement signed March 17, 2010 with a healthcare-related marketing company. Revenues from the joint marketing agreement are anticipated to begin in the third quarter of 2010.

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

In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary to present fairly the information set forth in the accompanying consolidated financial statements have been included. The results reported in these consolidated financial statements for the three-month period ended June 30, 2010 should not be regarded as necessarily indicative of results that may be expected for the year ended December 31, 2010.

3 – STOCKHOLDERS’ EQUITY TRANSACTIONS AND CONVERTIBLE SECURED PROMISSORY NOTES	During the three months ended March 31, 2010, the Company sold 2,450,000 shares of restricted Common Stock of the Company and issued 1,225,000 warrants to purchase Common Stock at an exercise price of $.15 per share, at a purchase price of $0.10 per unit (each unit consisting of one share of Common Stock and 1/2 of a warrant) pursuant to a continued Confidential Private Offering Memorandum, and received an aggregate gross amount of $245,000. During the three months ended June 30, 2010, the terms of the private offering were revised to a sale of shares at $0.05 per share without warrants, and as a result 1,125,000 of the warrants were canceled and an additional 1,125,000 shares of restricted Common Stock were issued in their place.

In connection with the above, the Company paid cash commissions of $11,600 and granted 145,000 and 72,000 warrants to acquire shares of Common Stock at exercise prices of $0.10 and $0.15 per share, respectively, to First Equity Capital Securities, Inc., which has been recorded as a reduction of the proceeds in accordance with AICPA Technical Practice Aid 4110.01. Kenneth R. Levine, a holder of more than five percent of the equity securities of the Company, is an officer and owner of First Equity Capital Securities, Inc. During the three months ended June 30, 2010, as a result of the Company revising the terms of its private placement offering these warrants were canceled and 250,000 warrants at an exercise price of $.05 were issued in their place.

During the three months ended June 30, 2010, the Company sold 14,230,000 shares of restricted Common Stock of the Company pursuant to the revised terms of the Confidential Private Offering Memorandum and received an aggregate gross amount of $711,500. In connection, the Company incurred cash commissions of $29,320 and granted 1,118,000 warrants to acquire shares of Common Stock at an exercise price of $.05 to First Equity Capital Securities, Inc., which has been recorded as a reduction of the proceeds in accordance with AICPA Technical Practice Aid 4110.01. Kenneth R. Levine, a holder of more than five percent of the equity securities of the Company, is an officer and owner of First Equity Capital Securities, Inc.

During the six months ended June 30, 2010, the Company granted 1,859,000 options to acquire shares of Common Stock at exercise prices ranging from $.08 and $.13 for services provided. Compensation expense of $44,500 was recorded for the 400,000 of those options that vested.

4– SUBSEQUENT EVENTS	On July 7, 2010 the Company granted five executives warrants to acquire an aggregate of 5,450,000 shares of Common Stock at an exercise price of $.08 vesting in four equal annual installments commencing July 7, 2010. In addition, one executive received 1,562,500 shares of Common Stock valued at $0.08 per share for services rendered, and one executive received an additional warrant to acquire 500,000 shares of Common Stock at an exercise price of $.08 for past services rendered.

On July 7, 2010, the Company granted to each member of its scientific advisory board warrants to acquire an aggregate of 1,100,000 shares of Common Stock at an exercise price of $.08 vesting in four equal annual installments commencing July 7, 2010.

On July 7, 2010, the Company granted to each member of its board members warrants to acquire an aggregate of 1,000,000 shares of Common Stock at an exercise price of $.08 vesting in four equal annual installments commencing July 7, 2010.

On July 7, 2010, the Company granted to an owner of more than 5% of the equity securities of the Company warrants to acquire 250,000 shares of Common Stock at an exercise price of $.08 for consulting services, which warrants vest in four equal annual installments commencing July 7, 2010.

In July 2010, the Company sold 1,500,000 shares of restricted Common Stock of the Company pursuant to the revised terms of the Confidential Private Offering Memorandum and received an aggregate gross amount of $75,000. In connection, the Company paid cash commissions of $200 and granted $10,000 warrants to acquire shares of Common Stock at an exercise price of $.05 to First Equity Capital Securities, Inc., which has been recorded as a reduction of the proceeds in accordance with AICPA Technical Practice Aid 4110.01. Kenneth R. Levine, a holder of more than five percent of the equity securities of the Company, is an officer and owner of First Equity Capital Securities, Inc.

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
Operating results for the six-month period ended June 30, 2010 are not necessarily indicative of the results that may be expected for the full fiscal year.
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
The Company also does business through wholly-owned operating subsidiaries. GeneWize Life Sciences, Inc. (“GeneWize”) provides genetically customized products and services to the nutrition and skincare markets. GeneWize formally launched its products and services in August 2008 and distributes its products through a network marketing system, which is a form of direct selling.

OVERVIEW
The first half of 2010, the Company continued to develop its position as the leader in the genetically customized nutritional and personal care solutions. Nearly all of the $4,240,117 of revenues realized in the first half of 2010 were through its GeneWize Life Sciences Inc.(GeneWize) direct selling subsidiary. During the quarter ended June 30, 2010, GeneWize added 1058 new independent sales affiliates and 381 additional non-affiliate customers.
On March 17, 2010, the Company signed a joint marketing agreement with a healthcare-related marketing and sales organization to complement its current sales efforts. Revenues from this agreement are anticipated to begin in the third quarter of 2010. This joint marketing agreement is the beginning of expanding Company efforts toward multiple domestic and international channels. With the introduction of new executive management in 2010, the vision of the Company has refocused to continue to enhance and expand its sales base while extending sales and product offerings to a variety of additional strategic and catalytic channels.
RECENT REGULATORY DEVELOPMENTS
In July, 2010, the Food & Drug Administration (FDA) held a public workshop on its proposal to extend formal regulatory oversight to laboratory developed tests (LDTs). In the public meeting notice the FDA cited a variety of safety concerns related to current LDTs, noting that the tests have become increasingly complex and utilized for significant medical decisions, sometimes in place of similar tests that have been reviewed and approved by the FDA. It is possible that the FDA may require all LDTs to undergo some form of pre-market clearance as a medical device. However, no formal guidance has yet been issued discussing the nature of the changes the FDA may make with respect to the regulation of LDTs, nor the scope of potential regulation. Legislation has also been introduced in Congress that could affect the framework for regulatory approval of LDTs.
As part of the FDA’s evolving position on the regulation of LDTs, the FDA also issued letters to a number of companies (but not GeneLink or GeneWize) that primarily related to direct to consumer (DTC) genetic testing products. In these letters, the FDA expressed concern about consumers making medical decisions in reliance on genetic tests that have not undergone the FDA’s premarket review.
The U.S. Government Accounting Office (GAO) issued a report in July, 2010 to the effect that DTC tests are misleading to consumers and that the test results are further complicated by deceptive marketing practices. Later that month, the U.S. House of Representatives Committee on Energy and Commerce held a hearing on the public health implications of direct-to-consumer genetic testing. In the course of broader public testimony at the hearing, representatives from GAO made reference to allegedly improper marketing practices utilized by an independent distributor of GeneWize products. The Federal Trade Commission (FTC) may also examine aspects of marketing of DTC tests.
The Company will continue to closely monitor potential changes to the overall regulatory scheme to ensure its activities are compliant with applicable government regulations and to facilitate a smooth transition if the FDA or other agency determines additional regulation is warranted. If appropriate, the Company may engage in discussions with the FDA in order to assure compliance with any enhanced regulatory scheme that may be developed.

LIQUIDITY AND CAPITAL RESOURCES
For the three-month and six-month periods ended June 30, 2010, the Company’s primary liquidity requirements have been the funding of its sales and marketing, manufacturing and fulfillment costs, compensation to officers, employees and consultants, and the payments of accounts payable.
Cash and cash equivalents at June 30, 2010 amounted to $436,256 as compared to $196,857 at December 31, 2009, an increase of $239,399. During the first six months of 2010, the Company’s operating activities utilized $593,662, as compared to $1,775,040 for the first six months of 2009, a decrease of $1,181,378. Cash utilized during these periods partially funded the paying down of accounts payable and the Company’s operating losses for such periods.
Financing activities provided $885,954 in net proceeds for the six month period ended June 30, 2010 as compared to $1,696,748 in net proceeds for the six month period ended June 30, 2009, a decrease of $840,114. Financing activities during the six month ended June 30, 2010 primarily consisted of the issuance of $956,500 of restricted common stock less costs associated with such offerings.
The Company will require approximately $1.0 million of additional funds in 2010 to further implement its sales and marketing strategy, and for other working capital needs. If the Company is not able to secure such additional required funding, it will continue to realize negative cash flow and losses and may not be able to continue operations.
COMPARISON OF THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2010 TO THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2009
Financial Condition
Assets of the Company decreased from $1,880,797 at December 31, 2009 to $1,858,510 at June 30, 2010, a decrease of $22,287. This decrease was primarily due to a decrease in inventory from $494,737 at December 31, 2009 to $296,221 at June 30, 2010, a decrease $198,516, and a decrease in property and equipment from $302,887 at December 31, 2009 to $263,138 at June 30, 2010 a decrease of $39,749, as partially offset by an increase in cash and cash equivalents from $196,857 at December 31, 2009 to $436,256 at June 30, 2010, an increase of $239,399.
Liabilities decreased from $2,620,587 at December 31, 2009 to $2,598,882 at June 30, 2010, a decrease of 21,705. This decrease in liabilities was primarily due to a decrease in current maturity of long-term debt from $36,079 at December 31, 2009 to $250 at June 30, 2010, a decrease of $35,829. The $922,574 amount of convertible promissory notes payable reflected on the June 30, 2010 balance sheet is net of debt issuance costs and stock conversion discounts. As of June 30, 2010, $1,250,000 principal amount of convertible secured promissory notes were outstanding.
Results of Operations
Revenues. Total revenues for the three months ended June 30, 2010 were $2,019,066 as compared to $2,113,177 for the three months ended June 30, 2009, and for the six months ended June 30, 2010 were $4,240,177 as compared to $4,085,215 for the six months ended June 30, 2009.

Gross Profit. Gross profit increased from $1,175,645 and $2,222,908 for the three and six months ended June 30, 2009, respectively, to $1,296,423 and $2,666,456 for the three and six months ended June 30, 2010, respectively. Gross profit margin increased from 54.4% and 55.6% for the three months and six months ended June 30, 2009, respectively, to 64.2% and 62.9% for the three months and six months ended June 30, 2010, respectively.
Expenses. Expenses for the three months ended June 30, 2010 were $2,640,134 as compared to $2,933,814 for the three months ended June 30, 2009, a decrease of $293,680, and for the six months ended June 30, 2010 were $5,330,172 as compared to $5,416,081 for the six months ended June 30, 2009, a decrease of $85,909. The expenses for the three months and six months ended June 30, 2010 primarily resulted from $769,004 and $1,609,834 of sales commission expenses and related earned by sales affiliates during the three months and six months ended June 30, 2010, respectively, representing approximately 38% of revenues during such periods.
Operating Losses. The Company incurred an operating loss of $494,358 for the three months ended June 30, 2010, as compared to an operating loss of $760,743 for the three months ended June 30, 2009, a decrease of $266,385, and an operating loss of $939,000 for the six months ended June 30, 2010, as compared to an operating loss of $1,224,647 for the six months ended June 30, 2009, a decrease of $285,647. The loss for the three months ended June 30, 2010 and 2009 includes $188,950 and $153,950, respectively, of non-cash expenses related to option grants most of which were issued in prior years which vested in the current period.
Net Losses. The Company incurred a net loss of $571,068 for the three months ended June 30, 2010 as compared to a net loss of $820,637 for the three months ended June 30, 2009, a decrease of $249,569, and a net loss of $1,089,995 for the six months ended June 30, 2010 as compared to $1,330,866 for the six months ended June 30, 2009, a decrease of $240,871.
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
Changes in Internal Control Over Financial Reporting
There has been no change in the Company’s internal control over financial reporting during the three months ended June 30, 2010 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
PART II. OTHER INFORMATION

Item 1	LEGAL PROCEEDINGS
In September 2009, the Company brought action against two prior law firms, alleging that their failure to timely provide legal services and make or authorize required filings caused the Company to lose valuable Japanese and U.S. patent rights. In March 2010, the Company voluntarily dismissed one of the law firms from the action. In August 2010, the remaining law firm filed a counterclaim for alleged unpaid legal fees owed to it by the Company.

Item 2	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
In the quarter ended June 30, 2010, the Company sold an aggregate of 14,230,000 shares of Common Stock at a price of $0.05 per share received gross proceeds of $711,500, as more fully described below.

			Number of
Date	$ of Investment	Number of Shares Issued	Investors

April 6, 2010	$30,000	600,000	1
April 7, 2010	50,000	1,000,000	1
April 9, 2010	20,000	400,000	1
April 20, 2010	10,000	200,000	1
April 21,2010	50,000	1,000,000	1
May 10, 2010	60,000	1,200,000	3
May 12, 2010	55,000	1,100,000	2
May 17, 2010	7,500	150,000	1
May 18, 2010	10,000	200,000	1
May 24, 2010	100,000	2,000,000	1
June 2, 2010	105,000	2,100,000	3
June 11, 2010	19,000	380,000	2
June 14, 2010	15,000	300,000	1
June 15, 2010	10,000	200,000	1
June 25, 2010	30,000	600,000	2
June 29, 2010	140,000	2,800,000	4

	$711,500	14,230,000	26
The Company also paid a total of $29,320 and issued warrants to acquire 1,118,000 shares of Common Stock to First Equity Capital Securities, Inc. in connection with the sale of these shares. Kenneth R. Levine, a holder of more than five percent of the Equity Securities of the Company is an officer and owner of First Equity Capital Securities.

Item 3	DEFAULTS UPON SENIOR SECURITIES
None.

Item 4	SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS
None.

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

GENELINK, INC. (Registrant)
Date: August 13, 2010	By:	/s/ Gary J. Beeman
Gary J. Beeman, Chief Executive Officer
and Principal Financial Officer