Form 10-Q
period 2010-09-30
GENELINK INC
filed 2010-11-15
CIK 941020

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to ______

Commission File No. 000-30518

GENELINK, INC.
(Exact name of registrant specified in its charter)

PENNSYLVANIA	23-2795613
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

317 Wekiva Springs Road, #200 Longwood, Florida	32779 (Zip Code)
(Address of principal executive offices)

(800) 558-4363
Registrant’s telephone number, including area code

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicated by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:  Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Number of Shares of Common Stock Outstanding on November 10, 2010	139,783,515

PART I.	FINANCIAL INFORMATION

		Page
ITEM 1	Financial Statements.

	Consolidated Balance Sheets at September 30, 2010 (unaudited) and December 31, 2009	3

	Consolidated Statements of Income (unaudited) for the three months and nine months ended September 30, 2010 and 2009	4

	Consolidated Statements of Cash Flows (unaudited) for the nine months ended September 30, 2010 and 2009	5-6

	Notes to Consolidated Financial Statements	7-10

GENELINK, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	(Unaudited) September 30, 2010	December 31, 2009
ASSETS
Current Assets
Cash and cash equivalents	$241,235	$196,857
Accounts receivable	364,971	465,780
Inventory	396,312	494,737
Prepaid expenses	224,120	141,397
Total current assets	1,226,638	1,298,771

Property and equipment	231,498	302,887
Other assets	278,179	279,139
Total assets	$1,736,315	$1,880,797

LIABILITIES

Current maturity of long-term debt	$47,175	$36,079
Accounts payable and accrued expenses	1,158,445	1,189,709
Accrued compensation	248,750	206,272
Deferred revenue	303,044	277,132
Loans payable	60,000	18,000
Total current liabilities	1,817,414	1,727,192

Convertible promissory notes payable, net of issuance of debt and stock conversion discounts	937,070	893,395
Total liabilities	$2,754,484	$2,620,587
SHAREHOLDERS’ EQUITY (DEFICIENCY)
Common stock, $.01 par value, 250,000,000 shares authorized as of September 30, 2010 and December 31, 2009; 144,142,684 shares and 118,861,347 shares issued as of September 30, 2010 and December 31, 2009 respectively; 139,783,515 shares and 114,407,132 shares outstanding as of September 30, 2010 and December 31, 2009, respectively	1,440,732	1,188,617
Additional paid in capital	14,356,893	12,969,561
Stock warrants	3,725,577	3,656,227
Accumulated deficit	(19,989,136)	(18,001,960)

Treasury stock, 4,359,169 shares as of September 30, 2010 and December 31, 2009, at cost	(552,235)	(552,235)
Total shareholders’ equity (deficiency)	(1,018,169)	(739,790)
Total liabilities and shareholders’ equity (deficiency)	$1,736,315	$1,880,797

The accompanying notes are an integral part of the consolidated financial statements

GENELINK, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For The Three Months Ended September 30, 2010	For The Three Months Ended September 30, 2009	For The Nine Months Ended September 30, 2010	For The Nine Months Ended September 30, 2009

REVENUE	$1,877,136	$2,134,504	$6,117,313	$6,219,719
COST OF GOODS SOLD	623,757	869,328	2,197,478	2,731,635
GROSS PROFIT	1,253,379	1,265,176	3,919,835	3,488,084

EXPENSES
Selling, general and administrative	2,010,384	1,907,783	5,636,855	5,397,609
Research and development	65,965	68,976	44,950	26,705
	2,076,349	1,976,759	5,681,805	5,424,314

OPERATING LOSS	(822,970)	(711,583)	(1,761,970)	(1,936,230)

OTHER INCOME (EXPENSES)
Amortization and depreciation	38,179	33,411	114,641	89,359
Interest income (expense)	36,032	38,800	110,565	89,071
	74,211	72,211	225,206	178,430
NET LOSS BEFORE PROVISION FOR INCOME TAXES	(897,181)	(783,794)	(1,987,176)	(2,114,660)

PROVISION FOR INCOME TAXES	0	0	0	0

NET LOSS	$(897,181)	$(783,794)	$(1,987,176)	$(2,114,660)

NET LOSS PER SHARE, BASIC & DILUTED	$(0.010)	$(0.006)	$(0.02)	$(0.02)

Weighted average common shares and diluted potential common shares.	141,899,296	113,575,791	127,842,623	108,786,513

The accompanying notes are an integral part of the consolidated financial statements

GENELINK, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

Nine months ended September 30	2010	2009

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,987,176)	$(2,114,660)
Adjustments to reconcile net loss to net cash used by operating activities
Depreciation and amortization	114,641	89,359
Amortization of discounts on loans payable	43,674	34,048
Common stock issued for services	150,144	15,000
Fair value of options granted for services	405,742	277,117
Changes in operating assets and liabilities
Accounts receivable	100,809	290,828
Inventory	98,425	223,240
Prepaid expenses	(82,723)	(107,401)
Deposits	0	0
Other assets	(18,750)	16,408
Accounts payable and accrued expenses	(31,264)	(876,922)
Accrued compensation	42,478	(14,284)
Deferred revenue	25,912	235,558

Net cash used in operating activities	(1,138,088)	(1,931,709)

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(23,542)	(112,284)
Patent acquisition costs	0	(550)

Net cash used in investing activities	(23,542)	(112,834)

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from loans and notes payable	124,834	1,250,000
Proceeds from issuance of common stock and warrants, net	1,186,500	1,014,000
Principal payments on capital lease obligation	0	(36,177)
Principal payments on note payable	(71,738)	(24,092)
Commissions paid for fundraising costs	(33,588)	(168,480)

Net cash provided by financing activities	1,206,008	2,035,251

The accompanying notes are an integral part of the consolidated financial statements

GENELINK, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

Nine months ended September 30	2010	2009

NET DECREASE IN CASH AND CASH EQUIVALENTS	44,378	(9,292)

Cash and cash equivalents, beginning of period	196,857	435,197

Cash and cash equivalents, end of period	$241,235	$425,905

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for interest	$5,456	$5,926

Non-cash investing and financing transactions:
Stock warrants granted for services	$405,742	$51,500
Stock warrants granted for fundraising	$140,485	$223,653
Common stock issued for services	$150,144	$15,000

The accompanying notes are an integral part of the consolidated financial statements

GENELINK, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1 – DESCRIPTION OF ORGANIZATION

Organization
GeneLink, Inc. (the Company) and its subsidiaries, GeneWize Life Sciences, Inc. Dermagenetics, Inc. and Helix Health Solutions LLC, operate in Florida.  The Company was organized under the laws of the Commonwealth of Pennsylvania and Dermagenetics, Inc. GeneWize Life Sciences, Inc. were organized under the laws of the State of Delaware and Helix Health Solutions LLC was organized under the laws of the State of Florida.  The Company is the successor to a Delaware corporation organized under the same name on September 21, 1994.  The Company's offices are located in Longwood, Florida.

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

GeneLink's patented and patent pending assessments, such as GeneLink Healthy Aging AssessmentTM and Oxidative Stress, form the foundation of its product offerings.  Genetic test results drive a proprietary analysis which in turn generates a nutritional report linked to an individual ingredient titration matrix.  In order help compensate for any anticipated need for additional supplementation, "genetically-selected ingredients" and nutrients (SNPboostsTM, or "snip boosts") are titrated and blended into the individual nutritional formulation.  Thus, each customer's product is individually customized and manufactured, just for that customer.

The nutritional and skin solutions developed by the Company are the first personalized (mass-customized) nutritional and skincare products manufactured based on genetic testing that measures single nucleotide polymorphisms ("SNPs"; pronounced "snips") in DNA.

In December 2007, the Company formed a new wholly owned subsidiary, GeneWize Life Sciences, Inc., to operate its direct sales efforts.  GeneWize is the first direct selling company to focus exclusively on marketing nutritional supplements and skin care products specifically tailored to an individual's genetic makeup. GeneWize's product offering in 2009 and first two quarters of 2010 consisted of its foundational Life Map NutritionTM System.

GeneWize, as a direct selling company, also offers customers the opportunity to participate in selling and distributing the products to others and receive compensation for doing so.  These independent marketing affiliates must agree to comply with the Company's policies related to sales and distribution of product, particularly as it relates to product claims or, in the case of recruiting other affiliates, income potential.  In return for creating sales and complying with appropriate policies and regulations, GeneWize provides commissions and incentives.  It also provides internet ordering sites, business management tools, marketing materials, training and events in support of these affiliates.

Helix Health Solutions LLC was created in June 2010 to facilitate sales receipt for the Company of a private label joint marketing agreement signed in March 2010 with a healthcare-related marketing company.

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

In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary to present fairly the information set forth in the accompanying consolidated financial statements have been included. The results reported in these consolidated financial statements for the nine-month period ended September 30, 2010 should not be regarded as necessarily indicative of results that may be expected for the year ended December 31, 2010.

3– STOCKHOLDERS' EQUITY TRANSACTIONS AND CONVERTIBLE SECURED PROMISSORY NOTES
During the three months ended March 31, 2010, the Company sold 2,450,000 shares of restricted Common Stock of the Company and issued 1,225,000 warrants to purchase Common Stock at an exercise price of $.10 per share, at a purchase price of $0.10 per unit (each unit consisting of one share of Common Stock and ½ of a warrant) pursuant to a continued Confidential Private Offering Memorandum, and received an aggregate gross amount of $245,000. During the three months ended June 30, 2010, the terms of the private offering were revised to a sale of shares at $0.05 per share without warrants, and as a result 1,125,000 of the warrants were canceled and an additional 1,125,000 shares of restricted Common Stock were issued in their place.

In connection with the above, the Company paid cash commissions of $11,600 and granted 145,000 and 72,000 warrants to acquire shares of Common Stock at exercise prices of $0.10 per share, respectively, to First Equity Capital Securities, Inc., which has been recorded as a reduction of the proceeds in accordance with AICPA Technical Practice Aid 4110.01. Kenneth R. Levine, a holder of more than five percent of the equity securities of the Company, is an officer and owner of First Equity Capital Securities, Inc. During the three months ended June 30, 2010, as a result of the Company revising the terms of its private placement offering these warrants were canceled and 250,000 warrants at an exercise price of $.05 were issued in their place.

During the nine months ended September 30, 2010, the Company sold 18,830,000 shares of restricted Common Stock of the Company pursuant to the revised terms of the Confidential Private Offering Memorandum and received an aggregate gross amount of $941,500. In connection, the Company incurred cash commissions of $44,520 and granted 1,843,000 warrants to acquire shares of Common Stock at an exercise price of $.05 to First Equity Capital Securities, Inc., which has been recorded as a reduction of the proceeds in accordance with AICPA Technical Practice Aid 4110.01.

During the nine months ended September 30, 2010, the Company granted 2,131,000 options to acquire shares of Common Stock at exercise prices ranging from $.08 and $.13 for services provided.  Compensation expense of $50,125 was recorded for the 462,500 of those options that vested.

During the nine months ended September 30, 2010, the Company issued 1,681,490 shares of common stock for services performed and recorded $150,144 of compensation expense in connection with the issuance.

On July 7, 2010, the Company granted five executives options to acquire an aggregate of 3,100,000 shares of Common Stock at an exercise price of $.08 vesting in four equal annual installments commencing July 7, 2010.

On July 7, 2010, the Company granted to each member of its scientific advisory board options to acquire an aggregate of 1,900,000 shares of Common Stock at an exercise price of $.08, vesting in four equal annual installments commencing July 7, 2010.

On July 7, 2010, the Company granted to each member of its Board of Directors warrants to acquire an aggregate of 1,000,000 shares of Common Stock at an exercise price of $.08, vesting in four equal annual installments commencing July 7, 2010.

On July 7, 2010, the Company granted to an owner of more than 5% of the equity securities of the Company options to acquire 250,000 shares of Common Stock at an exercise price of $.08 for consulting services, which options vest in four equal annual installments commencing July 7, 2010.

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

Operating results for the nine-month period ended September 30, 2010 are not necessarily indicative of the results that may be expected for the full fiscal year.

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

The Company also does business through wholly-owned subsidiaries.  GeneWize Life Sciences, Inc. (“GeneWize”) provides genetically customized products and services to the nutrition and skincare markets.  GeneWize formally launched its products and services in August 2008 and distributes its products through a network marketing system, which is a form of direct selling. Helix Health Solutions, LLC also provides nutritional and skin care solutions via an internet strategy through a joint marketing agreement with a healthcare-related sales and marketing organization.

OVERVIEW

The Company continued to develop its position as the leader in the genetically customized nutritional and personal care solutions industry.  Nearly all of the $6,117,313 of revenues realized in the first three quarters of 2010 were through GeneWize, its direct selling subsidiary.  During the quarter ended September 30, 2010, GeneWize added 822 new independent sales affiliates and 199 additional non-affiliate customers.

In March 2010, the Company signed a joint marketing agreement with a healthcare-related marketing and sales organization to complement its current sales efforts.  Revenues from this agreement were anticipated to begin in the third quarter of 2010, however sales operations of the partner have been delayed. This joint marketing agreement marked the beginning of expanded Company efforts toward multiple domestic and international channels.  With the introduction of new executive management in 2010, the vision of the Company has refocused to continue to enhance and expand its sales base while extending sales and product offerings to a variety of additional strategic and catalytic channels.

RECENT REGULATORY DEVELOPMENTS

In July 2010, the Food & Drug Administration (FDA) held a public workshop on its proposal to extend formal regulatory oversight to laboratory developed tests (LDTs).  In the public meeting notice the FDA cited a variety of safety concerns related to current LDTs, noting that the tests have become increasingly complex and utilized for significant medical decisions, sometimes in place of similar tests that have been reviewed and approved by the FDA.  It is possible that the FDA may require all LDTs to undergo some form of pre-market clearance as a medical device.  However, no formal guidance has yet been issued discussing the nature of the changes the FDA may make with respect to the regulation of LDTs, nor the scope of potential regulation.  Legislation has also been introduced in Congress that could affect the framework for regulatory approval of LDTs.

As part of the FDA’s evolving position on the regulation of LDTs, the FDA has begun issuing letters to a number of companies that primarily related to direct to consumer (DTC) genetic testing products. In September 2010, Genewize received such a letter. In these letters, the FDA expresses concern about consumers making medical decisions in reliance on genetic tests that have not undergone the FDA’s premarket review.  GeneLink and GeneWize filed a timely response to the FDA’s request, expressing the Company’s position and belief that its assessment does not constitute a regulated medical device.  The FDA has not responded to the Company on the matter.

The U.S. Government Accounting Office (GAO) issued a report in July 2010 to the effect that DTC tests are misleading to consumers and that the test results are further complicated by deceptive marketing practices.  Later that month, the U.S. House of Representatives Committee on Energy and Commerce held a hearing on the public health implications of direct-to-consumer genetic testing.  In the course of broader public testimony at the hearing, representatives from GAO made reference to allegedly improper marketing practices utilized by an independent distributor of GeneWize products.  The Federal Trade Commission (FTC) may also examine aspects of marketing of DTC tests.

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

LIQUIDITY AND CAPITAL RESOURCES

For the three-month and nine-month periods ended September 30, 2010, the Company’s primary liquidity requirements have been the funding of its sales and marketing efforts and the payment of staff compensation, operating expenses and accounts payable.

Cash and cash equivalents at September 30, 2010 amounted to $241,235 as compared to $196,857 at December 31, 2009, an increase of $44,378.  During the first nine months of 2010, the Company’s operating activities utilized $1,138,088, as compared to $1,931,709 for the first nine months of 2009, a decrease of $793,621.  Cash utilized during these periods partially funded the Company’s operating losses for such periods.

Financing activities provided $1,206,008 in net proceeds for the nine month period ended September 30, 2010 as compared to $2,035,251 in net proceeds for the nine month period ended September 30, 2009, a decrease of $829,243.  Financing activities during the nine month ended September 30, 2010 primarily consisted of the issuance of $1,186,500 of restricted common stock, less costs associated with such offerings.

The Company will require approximately $1,500,000 of additional funds to further implement its sales and marketing strategy, for research and development and for other working capital needs.  If the Company is not able to secure such additional required funding, it will continue to realize negative cash flow and losses and may not be able to continue operations.

COMPARISON OF THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2010 TO THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2009

Financial Condition

Assets of the Company decreased from $1,880,797 at December 31, 2009 to $1,736,315 at September 30, 2010, a decrease of $144,482.  This decrease was primarily due to a decrease in inventory from $494,737 at December 31, 2009 to $396,312 at September 30, 2010, a decrease of $98,425; a decrease in accounts receivable from $465,780 at December 31, 2009 to $364,971 at September 30, 2010, a decrease of $100,809; and a decrease in property and equipment from $302,887 at December 31, 2009 to $231,798 at September 30, 2010. These reductions were partially offset by an increase in cash and cash equivalents from $196,857 at December 31, 2009 to $241,235 at September 30, 201, an increase of $44,378; and in increase in prepaid expenses from $279,139 at December 31, 2009 to $231,498 at September 30, 2010, an increase of $71,389.

Liabilities increased from $2,620,587 at December 31, 2009 to $2,754,484 at September 30, 2010, an increase of $133,897.  This increase in liabilities was primarily due to $50,000 held for investment in the 4th quarter of 2010, and increases in accrued compensation and deferred revenue resulting from normal operations. The $937,070 amount of convertible promissory notes payable reflected on the September 30, 2010 balance sheet is net of debt issuance costs and stock conversion discounts.  As of September 30, 2010, $1,250,000 principal amount of convertible secured promissory notes were outstanding.

Results of Operations

Revenues.  Total revenues for the three months ended September 30, 2010 were $1,877,136 as compared to $2,078,644 for the three months ended September 30, 2009, a decrease of $201,508, and for the nine months ended September 30, 2010 were $6,117,313 as compared to $6,219,719 for the nine months ended September 30, 2009, a decrease of $102,406.  The drop is largely due to a reduction in GeneWize of new affiliate enrollments in 2010, which is attributable in part to the departure of GeneWize’s founding CEO in January 2010 and to consumer responses to a premium-priced product in the context of ongoing public concerns of the overall economy.

Gross Profit.  Gross profit decreased from $1,265,176 for the three months ended September 30, 2009 to $1,253,379 for the three months ended September 30, 2010, and increased from $3,488,084 for the nine months ended September 30, 2009 to $3,919,835 for the nine months ended September 30, 2010.  Gross profit margin increased from 60.8% and 56.1% for the three months and nine months ended September 30, 2009 to 66.7% and 64.1% for the three months and nine ended September 30, 2010, respectively.  Gross profit margins increased due to management’s continued efforts to streamline productivity and decrease production costs.

Expenses.  Expenses for the three months ended September 30, 2010 were $1,717,528 as compared to $1,939,790 for the three months ended September 30, 2009, a decrease of $222,262, and for the nine months ended September 30, 2010 were $5,315,662 as compared to $5,378,612 for the nine months ended September 30, 2009, a decrease of $62,950.  The decrease in expenses over 2009 for the three months and nine months ended September 30, 2010 primarily resulted from the efforts of management to reduce overhead which led to a reduction in outside services for professional fees and other administrative costs.  Savings reflected would have been greater, but for the grant in the current period of $357,416 in stock and options for board and scientific advisory services.

Operating Losses.  The Company incurred an operating loss of $822,970 for the three months ended September 30, 2010, as compared to an operating loss of $711,583 for the three months ended September 30, 2009, a decrease of $111,387, and an operating loss of $1,761,970 for the nine months ended September 30, 2010, as compared to an operating loss of $1,936,230 for the nine months ended September 30, 2009, a decrease of $174,260.  The loss for the three months ended September 30, 2010 and 2009 includes $357,416 and $51,500, respectively, of non-cash expenses related to stock and option grants that were issued during such quarter or that vested from prior periods.

Net Losses.  The Company incurred a net loss of $897,181 for the three months ended September 30, 2010 as compared to a net loss of $783,794 for the three months ended September 30, 2009, an increase of $113,387, and a net loss of $1,987,176 for the nine months ended September 30, 2010 as compared to $2,114,660 for the nine months ended September 30, 2009, a decrease of $127,484.  The loss for the three months ended September 30, 2010 and 2009 includes $357,416 and $51,500, respectively, of non-cash expenses related to stock and option grants which were issued or vested from prior periods.

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

There are a number of factors that affect the Company’s business and the result of its operations.  These factors include general economic and business conditions; the success of the Company’s recent launch of its direct selling efforts; the level of acceptance of the Company’s products and services; the rate and commercial applicability of advancements and discoveries in the genetics field; and the Company’s ability to enter into strategic alliances with companies in the genetics industry.

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

Changes in Internal Control Over Financial Reporting

There has been no change in the Company’s internal control over financial reporting during the three months ended September 30, 2010 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.	OTHER INFORMATION

Item 1	LEGAL PROCEEDINGS

By Order and Opinion dated May 5, 2009 and received on May 8, 2009, the Court of Common Pleas of Pennsylvania, Philadelphia County, dismissed an action brought by Mr. DePhillipo and his wife (the "Action") in August 2008.  In the Action, the DePhillipos alleged that the Company, as well as GeneWize. and several of the Company's directors, officers and representatives, defrauded them into settling a lawsuit previously commenced by Mr. DePhillipo against the Company in the Superior Court of New Jersey, Atlantic County (the "New Jersey Action").  In the Action, the DePhillipos sought the return of 3,953,000 shares of the Company's common stock sold to the Company pursuant to the settlement, allegedly worth approximately $20 million based upon an alleged value of $5.00 per share.

Via its Order and Opinion, the Court dismissed the Action, concluding that the DePhillipos' claims were not viable.  The Court also determined that it lacked jurisdiction over the Company's counsel in the New Jersey Action as well as the Company's advisors.

The DePhillipo’s filed a Notice of Appeal with respect to the Order and Opinion on May 14, 2009. On September 13, 2010, the Court of Common Pleas of Pennsylvania, Philadelphia County, affirmed the dismissal of a complaint filed by the Company’s former Chief Executive Officer and President, John DePhillipo, and his wife against the Company, GeneWize and several of the Company’s offices, directors and advisors.

On October 13, 2010, the DePhillipos filed a Petition for Allowance of Appeal with the Pennsylvania Supreme Court in response to which the Genelink, GeneWize and all other respondents have filed an Answer in Opposition to Petition for Allowance of Appeal.

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

In the quarter ended September 30, 2010, the Company sold an aggregate of 4,600,000 shares of Common Stock at a price of $0.05 per share received gross proceeds of $230,000, as more fully described below.

Date	$ of Investment	Number of Shares Issued	Number of Investors
7/1/2010	$10,000	200,000	1
7/19/2010	10,000	200,000	1
7/22/2010	50,000	1,000,000	1
7/23/2010	5,000	100,000	1
8/13/2010	55,000	1,100,000	2
9/1/2010	100,000	2,000,000	4

Total	$230,000	4,600,000	10

Item 3	DEFAULTS UPON SENIOR SECURITIES

None.

Item 4	SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

None.

Item 5	OTHER INFORMATION

Not applicable.

EXHIBITS

Item 6.

Exhibit No.	Description

31.1	Certificate of the Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* * * * * *
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GENELINK, INC.
(Registrant)

Date: November 12, 2010	By:	s/ Gary J. Beeman
Gary J. Beeman, Chief Executive Officer and Principal Financial Officer