Form 10-K
period 2010-12-31
GENELINK INC
filed 2011-04-01
CIK 941020

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2010

OR

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________ to

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
Yes ☐   No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act
Yes ☐   No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12B-12 of the Exchange Act).

Yes         ☐                                No         ☒

Aggregate market value of common stock held by non-affiliates of the Registrant, as of March 15, 2011 was approximately $10,270,000 on the closing price of the common stock of the Nasdaq OTC Bulletin Board.

As of March 31, 2011, there were 158,283,515 shares of the issuer's common stock, $.01 par value, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement for its 2011 Annual Meeting of Shareholders, which is to be filed subsequent to the date hereof, are incorporated by reference into Part III of this Form 10-K.

FORWARD LOOKING STATEMENTS

The statements, other than statements of historical or present facts included in this annual report are forward looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.  All statements, other than statements of historical or present facts, that address activities, events, outcomes and other matters that we plan, expect, intend, assume, believe, budget, predict, forecast, project, estimate or anticipate (and other similar expressions) will, should or may occur in the future are forward-looking statements.  Forward-looking statements generally can be identified by the use of forward-looking terminology such as, but not limited to, “may”, “will”, “expect”, “estimate”, “anticipate” or “believe”.  These forward-looking statements are based on management’s current belief, based upon currently available information, as to the outcome and timing of future events.  Although we believe that the expectations and assumptions reflected in the forward-looking statements are reasonable, they involve risks and uncertainties that are difficult to predict and, in many cases, beyond our control.  Our forward-looking statements speak only as of the date on which this annual report was filed with the Securities and Exchange Commission (“SEC”).  We expressly disclaim any obligation to issue any updates or revisions to our forward-looking statements, even if subsequent events cause our expectations to change regarding the matters discussed in those statements, or if we believe that our actual results, performance or achievements will likely differ from the anticipated results, performance or achievements that are expressed or implied by our forward-looking statements, and such differences might be significant and materially adverse to our shareholders.  Many important factors that could cause such a difference are described in this Form 10-K in Part I, Item 1A, Risk Factors, which you should review carefully.  Please consider our forward-looking statements in light of those risks as you read this annual report.

ITEM 1.	DESCRIPTION OF BUSINESS.

Company Background

GeneLink, Inc. (“GeneLink”, the “Company”, “we” or “us”) is a Pennsylvania corporation that became a publicly traded company in 1999.  It is listed on the NASDAQ OTC Bulletin Board under the symbol “GNLK.”

The Company is a genetics-based, personal healthcare firm that has developed DNA assessments measuring personal DNA variations that can have a significant impact on overall wellness of an individual client or customer.  These small differences in DNA, called SNP’s (“snips”) can indicate disadvantaged genes that are not performing properly and can be linked to pre-dispositions to aging and other wellness issues. GeneLink Scientists use the DNA assessments information on each client and then formulate products to address their clients DNA functionality issues.

The Science Behind GeneLink

Genomic science began formally in 1990 with the establishment of the Human Genome Project, a project in which members of the GeneLink Scientific Advisory Board were directly integrally involved. This enormous undertaking was the combined effort between the United States Department of Energy and the National Institutes of Health. The project was based on the mission of pursuing a greater understanding of individual health risks.

The Human Genome Project showed that our physical uniqueness is largely due to variations in our DNA called SNPs.  The DNA between any two humans is about 99.1% identical. Except for identical twins, variations in just a small fraction of our DNA account for the major ways in which one human is different from another.  Scientists have identified about 1.4 million locations where single-base DNA differences occur in humans.

SNPs in part explain why people react differently to different types or amounts of medicines. For example, patients can react differently to the same heart medication, such as a “beta-blockers”, pain medications, cancer chemotherapies, etc.  We all know examples of individual DNA differences from our own day-to-day experiences with medications or foods that don’t seem compatible with us.  Since SNPs can affect the structure and function of proteins and enzymes, they can influence how efficiently a medicine is absorbed and metabolized. A current focus of the pharmaceutical industry is to use the science of SNPs to help determine which drugs are most suitable for any given patient – this is known as pharmacogenomics.  GeneLink’s scientists have spent over a decade pursuing both Nutragenetic and Pharmacogenomic research, resulting in a significant pipeline of research and future opportunities.

GeneLink Corporate Development History

For the early part of its existence, GeneLink was a developmental stage company engaged in the development of genetics-based assessments for pharmaceutical applications and DNA storage (banking) for that purpose.  Beginning in 1999, the Company expanded its focus to include non-medical, consumer-oriented applications of its proprietary genetic assessments.  GeneLink filed a series of patents starting in 2001 which support the Company’s proprietary position in genetic-based assessments and products. The Company determined that the better business model was to provide products to customers that provided quality, user-level assessment capabilities and nutrition-based solutions from resulting DNA-based findings.

GeneLink analyzes each person’s DNA for deficiencies, then seeks to compensate for them through delivery of personally-customized nutraceutical (vitamins and supplements), dermagenetic(skin care), and potentially, in the future, pharmacogenomic (medical) products.

Nutragenetics and Dermagenetics are combinations of the science of genetics with nutrition and skin care that reveal personalized information regarding an individual’s status. These provide the basis for selecting dietary, nutritional and skin care programs. Nutragenetics and Dermagenetics use SNP assessments to identify areas of an individual’s genetic make-up functioning less than optimally and can help guide them in choosing the desirable combination of nutrients, vitamins and topical active ingredients matched to their unique genetic make-up. For the first time, this revolutionary SNP science is making it possible to personalize and tailor wellness and skin care products.

As pharmacogenomics is acknowledged to be the future of curative medicine, GeneLink believes that Nutragenetics and Dermagenetics are the future of the wellness industry. GeneLink is not only positioned as the leader, but also the inventor which, through its genetic assessments and patents, has a head start in this important and emerging market.

Genetically Guided Product Personalization:

GeneLink’s Nutragenetic and Dermagenetic DNA assessments examine a variety of genes responsible for making proteins that play a very important role in our overall health. These include genes related to oxidative stress, heart and circulatory health, immune health, bone health, pulmonary health, eye/vision health, defense against environmental pollutants, collagen breakdown, photo-aging, skin slacking, wrinkling and mild skin irritations.

The vitamin and supplement marketplace is now over 50 years old, with no significant advances in technology evident. The market leaders remain the decades-old “multi-vitamins” that have been known as the industry standards. With over half of the population of the United States taking nutritional supplements and using topical skin care products, the vast majority are uncertain as to what they are using and why. Many times this shotgun approach leads to the over (or under) consumption of vitamins, minerals and active ingredients.

GeneLink’s innovations have led the Company to develop a proprietary mass- customization product manufacturing system for nutritional supplements and skin care product delivery. This mass customization is the process of manufacturing “one at a time” formulations based on an individual’s DNA signature.

The competitive advantage is simple. GeneLink offers the best all-natural ingredients from the highest quality suppliers of all-natural nutrients. This by itself would not be proprietary. It merely positions the Company as the high-quality supplier. However, unlike the rest of the nutrition and skincare industry, the Company has the ability to provide its customers, on an individual by individual basis, the ability to determine and obtain:

-	what they need,

-	in the right amount

-	without paying for or consuming what they don’t need.

Utilizing genetics, GeneLink adds a completely unique preventative dimension – the ability to address an individual’s genetic deficiencies.  In addition to GeneLink’s own proprietary science and discoveries, in order to protect its Customers, GeneLink uses only:

-	Genetic variations (SNPs) independently verified by world-recognized medical and scientific institutions

-	Ingredients already generally accepted as safe by the FDA; and

-	Ingredients independently verified to be efficacious in addressing the deficiencies identified through the SNPs.

Our products are centered on natural organic compounds and non-FDA nutraceuticals with an emphasis on getting the proper nutrients delivered to each specific and individual body’s needs. The public all long been taught the value of good nutrition and been told that vitamins are good for them, yet few know which ones are really necessary, how much are necessary, or whether their personal bodies can actually absorb them effectively. GeneLink scientists, along with other top research institutions, have discovered that each person has a unique "genetically determined" body chemistries. All humans have minor DNA variations that can cause the body to be unable to produce some essential proteins for normal, healthy development. Even small variations in an individual’s genes can have a profound influence on how well he or she responds to food, physical activity, environmental stresses, and medicines.  That is why vitamins and supplements are important to compensate for deficiencies in each person’s biological make-ups so that their cells consistently have the right fuel to do their jobs.

To determine each person’s individual genetic makeup, a GeneLink customer performs a simple swab inside their cheek using familiar cotton swabs, then mails in the swabs to the GeneLink lab for DNA analysis where 12 key DNA markers for major indicators are measured. The Company then formulates and manufactures a monthly supply of an all-natural, organically-based customized nutritional supplements or skin care product for that customer based on his/her DNA assessments.  Although the Company does not make any medical claims regarding its products, many customers report positive results.

GeneLink is an industry game-changer, positioned perfectly in a market searching for solutions to soaring healthcare costs.  It is truly a wellness company in a sea of disease-treatment companies.  In its simplest form, GeneLink delivers a new generation of nutrition and skin care products in personally-customized forms, manufactured specifically to key elements of the individual’s DNA.

In doing so, GeneLink utilizes some of the most significant, highest quality and most scientifically supported ingredients available.  In the case of nutrition, the current DNA-customized nutritional supplement product may utilize up to 89 all-natural compounds, unlike the typical multi-vitamin with 30 ingredients, many or all of which are often chemically-synthesized.  GeneLink skin serum currently contains 16 all-natural plant-based ingredients.  Each user gets just what he or she needs, nothing he or she does not need, and they can now know what will work best for their individual bodies - saving cost, eliminating guesswork, and providing peace of mind.

To date, GeneLink’s more than 30,000 customers demonstrate the Company as a viable health and wellness success. Two additional channel partners have signed contracts and we expect to begin supporting those partners and their customers in 2011. The Company expects to launch other channel initiatives in 2011 as well. Given this channel expansion, we hope that we will be a viable and thriving company in the second half of 2011.

Although GeneLink’s approach is unique, the scientific underpinnings are independently verified and established by the scientific community. Furthermore, as a science company, GeneLink continues to design its assessments and products to benefit from new breakthroughs in relevant SNPs and compensatory ingredients. For instance, GeneLink is currently working on a 37 SNP assessments, the next generation to its initial 12 SNP assessments panel for a more expanded view on an individual’s health and wellness.

In layman’s terms, over time GeneLink will be able to see deeper and deeper into the layers of health issues revealed by genetic information - then deliver more and more finely-tuned formulations. Aside from a continual expansion of its initial product offering, this process will result in the ultimate goal of “condition specific” nutraceuticals - much like the vast array of pharmaceutical medicines we are familiar with today, but with targeted accuracy and without the effects of synthesized chemicals that often have severe and unwanted side effects.

Global Market Conditions:

The entire global healthcare market is in dramatic change. It is now simply becoming too expensive to be sick. Because of this market change, we as consumers are about to witness the end of the “one size fits all” era of health care that served us with mass-marketed, mass-produced vitamins, supplements, medicines, and personal care products. We are entering the era of personalized and customized medicine and health care that will dramatically decrease costs and improve health outcomes- because they will be designed specifically to your body, not a for the more theoretical average body.

The growing healthcare cost crisis is forcing a rapid transition from disease/sickness treatment to a “wellness strategy”. Economics and prudence dictate that in addition to focusing on symptoms (curative care), the Company is seeing a shift to preventative care — and genetics is at the forefront of this revolution. By initially focusing on the nutritional supplement market ($60B) and the skin care market ($30B), GeneLink is already an active and growing participant in these two key and vibrantly growing commercial arenas.

GeneLink’s Market Positioning

GeneLink is the pioneer in genetically-guided personal care products. Its Scientific Advisory Board is comprised of world-recognized scientists and researchers in the fields of biotechnology, genomics, molecular biology, chemistry, medicine, clinical laboratory medicine and nutritional sciences. As a group they have over 600 peer reviewed publications and abstracts, numerous awards, dozens of patents and distinguished careers with some of the world’s foremost public and private biosciences corporations and universities. GeneLink possesses four (4) patents and has fourteen (14) patents pending. Eighteen (18) trademarks have been registered to date and five (5) trademarks are pending registration.

GeneLink currently positions itself in four business areas:

1.
The first area is providing genetically-driven products to GeneLink customers and, in the future, its global distribution channel partners.  The Company’s nutritional supplement and skin care products are currently distributed via its wholly-owned direct selling subsidiary, GeneWize Life Sciences, Inc. (“GeneWize”), and agreements have been signed for similar products to be distributed via internet and direct- to-consumer marketing channels.

2.
The second area will be the application and modification of GeneLink assessments and products into specialty vocational markets such as physicians, fitness, sports and athletes.  This will be achieved through GeneLink’s own distribution efforts and brands as well as in conjunction with outside partners currently serving the target audiences.

3.
The third area is private label and licensing applications of GeneLink genetic assessments and various product formulations into existing and new sales channels worldwide such as large health-care networks that require their own branding.

4.
The fourth area of development is a research effort focused on developing genetic assessments linked to non-FDA medical or “pharmacogenomic” applications (specific condition applications). This area of GeneLink’s developmental pipeline incorporates important research areas such as genetic assessments for early detection of Alzheimer’s and Dementia, Cardiovascular Disease, Bone Density Loss, ADHD, and many significant diseases. These products, known as “nutraceuticals” (derived from nutrients), will be all-natural compounds that replace or assist current pharmaceutical solutions that have either low success rates or substantial negative side effects, or both.

The Business Numbers

Revenues:

Historically revenues grew from $100,000 in 2007, to $6.4M in 2008 and$8.6M 2009. GeneLink was recognized as a Deloitte Fast 500 ™ award recipient as one of the fastest growing companies in the US from 2004 to 2008 and again from 2005 to 2009.  Despite a slight retracing of revenues to $7.8M in 2010 which is continuing into the first half of 2011, the Company expects to return to growth in the second half of 2011 through channel partner expansion.  Revenue growth, coupled with exceptional customer product acceptance and loyalty, has been very encouraging.  Through private labeling and licensing, GeneLink believes it does not need to compete with the existing market, but rather merely needs to partner with and support existing segments or players in that market with its new personalized products.  Targeted condition- specific products outside of the nutrition and skin care markets have also been identified and could provide significant additional upside opportunities as they are developed and marketed.

Since proving the acceptance of its products since 2008, many market opportunities have become available to the Company, both domestically and globally.  Through renewed growth of GeneWize this year, and the addition of other available and interested market partners including our newly announced direct response marketing partner, as well as recently announced product introductions,  GeneLink expects to grow in the second half of 2011 and is targeting sustainable profitability around the fourth quarter of the year.  Steady growth is expected to continue through channel expansion in the U.S. and also by entering interested international markets.

In combination with the projected growth of GeneWize, the GeneLink base plan is as follows:

Sales Channel/Market Development:

GeneLink will continue to partner with existing distribution channels via private labeled products, licensing, and re-formulation of existing products for specific applications or unique target markets such as professional athletes.  The Company looks to build these channels in with sustainable mutual benefit to its existing channels such that additions create synergies for all.

That private label synergism is modeled in the agreement in December 2010 with a proven channel partner whose approach to direct response marketing is also including elements which are supportive of the current GeneWize direct sales channel.  Under development for 2011 and 2012 are medical and professional channels as well as high-end retail vehicles designed to integrate and support the larger mass retail base of direct response and direct sales.

Current Product Lines and Extensions:

The Company’s GeneWize direct-marketing subsidiary currently markets GeneWize Me nutritional supplements and skincare through its direct marketing Affiliates.  The initial GeneWize Me nutrition system and GeneWize Me skincare system orders consist of a twelve-gene and a six-gene, respectively, DNA assessment, a one month supply of GeneWize Essentials non-customized product. A DNA customized product is manufactured after the results of the DNA assessments are provided by the lab.  A customer pays $129/month for the customized nutrition or $99/month for the customized skin serum.

In March 2011, the Company initiated a soft-launch of additional products through GeneWize.  New products include a DNA supportive weight management product and additional complementary skin care products which create a complete skin care regimen.  Formal launch in GeneWize is expected toward the end of the second quarter of 2011.

Research continues into specific-condition pharmacogenomic applications. As mentioned above, this area of GeneLink’s developmental pipeline incorporates areas such as early detection of Alzheimer’s and Dementia, Cardiovascular Disease, Bone Density Loss, ADHD, and many other significant applications. Future plans involve partnering with established pharmaceutical companies to support, fund and develop these technologies and take them to market.

Market Expansion: 2011 and Beyond

Since the commercial launch in August 2008 of its initial nutraceutical solution, the Company has performed over 25,000 genetic assessments and delivered over 125,000 units of customized product. GeneLink has delivered something no company has before:  “mass personalization” of genetically customized products at an affordable price.  With increased volumes and additional targeted investment in systems, manufacturing and lab capacities, costs can be further reduced, allowing for increased margins and more attractive market pricing, which the Company believes will afford access to more customer channels and marketing opportunities.

Based on this early commercial success, GeneLink has been approached by numerous potential partners seeking to market its products.  With genetic assessment and personal wellness customization predicted to grow into 2011 and beyond, GeneLink is equipping itself to expand with the anticipated market demand.

GeneLink has invested and will continue to invest in its GeneWize direct-marketing sales channel as well as to invest in new integrative private label and other market opportunities in 2011 and beyond.  Through additional partners, products and technologies that it expects to introduce, and steps taken to reduce its operating expenses and corresponding losses.

GeneWize Life Sciences, Inc. Sales Channel

On August 1, 2008, GeneWize Life Sciences, Inc., held its grand opening launch conference with over 1,600 participants from around the country.  GeneWize is the first direct selling company to focus exclusively on marketing nutritional supplements and skin care products specifically tailored to an individual’s genetic makeup.

Genetic assessment results drive an analysis that generates a nutritional or skin assessment linked to a proprietary titration- matrix custom recipe for each customer. In order to help compensate for any anticipated need for additional supplementation, genetically-driven ingredients and nutrients (SNPboostTM, or “snip boosts”) are blended into a comprehensive base formulation. Thus, each customer’s product is individually custom manufactured each month.

GeneWize, as a direct selling company, offers customers the opportunity to participate in selling and distributing the products to others and receive compensation for doing so. These independent marketing affiliates must agree to comply with the Company’s policies and procedures related to sales and distribution of product, particularly as it relates to product claims or, in the case of recruiting other affiliates, income claims. In return for creating sales and complying with appropriate policies and procedures, GeneWize provides commissions and incentives. It also provides internet ordering sites, business management tools, marketing materials, training and events in support of these affiliates.

Customers order the GeneWize Me Nutrition in a 30-day supply which currently comes in an encapsulated form.  Retail price for monthly nutritional supplements or skin serum range from $99 to $129.  Customers generally subscribe to an automatic shipment program which sends their product out monthly, creating a recurring revenue stream for the company.

GeneLink Manufacturing: Current and Future

GeneLink established the first commercially viable DNA-guided nutrition and skin care production process.  Large pharmaceutical and skin care providers manufacture very large volumes of one, single formula product, shipped to warehouses for storage until it is ordered by a customer or distribution channel.  Some products are on the shelf for months, because it saves the manufacturer money.  GeneLink manufactures and delivers a new, individually-customized product for each customer as orders are received, so ingredient freshness is assured and the customer receives the exact product formulation that his or her body needs. GeneLink has invested considerable time and energy in designing a reliable delivery process and is the first to address the challenge of delivering customized wellness products.

The Company’s methodology is scalable for the foreseeable future, but it is currently planning to further automate its manufacturing to decrease cost, expand capacity, increase the level of customization, and allow for even greater degrees of customization. Increased customization would provide GeneLink with additional competitive and financial advantages as it facilitates tailoring ingredients to an order at a fraction of the cost a customer would pay if purchasing such ingredient independently elsewhere.

QUALITY AND CONFIDENTIALITY

Committed to quality, GeneLink products are made in a clean room environment, with pharmaceutical grade ingredients and fully FDA compliant processes.   In addition, GeneLink is also committed to customer confidentiality.  All DNA samples are processed using bar coded identifiers to protect privacy and confidentiality of all customer information.  In addition, all DNA samples are destroyed after genotyping.  Dr. Don Cannon, a GeneLink Scientific Advisory Board member and seasoned professional in this area, is a leader in pharmaceutical grade product quality and processes and oversees the GeneLink Quality Program.

INTELLECTUAL PROPERTY

GeneLink has a compilation of issued and pending patents that center on using DNA analysis for the purpose of customizing nutrition and skin care formulations for wellness and anti-aging.  Patents that focus on certain medical diseases and conditions are being developed.

The DNA gene technology utilizes SNP analysis.  SNPs, which reside in each person’s DNA, are variations in the genetic code of life and account for most of the individual differences among humans including their biochemical pathways.  SNPs can account for many physiological differences, e.g., why people respond differently to certain medications, or are more prone to skin rashes or the buildup of plaque in their blood vessels.

On May 1, 2007, GeneLink was granted a U.S. Patent for "Kits and Methods for Assessing Skin Health" – the third patent to be granted from a family of patent applications filed by GeneLink in the U.S. and abroad.  GeneLink is the first (and only) company to be granted a patent for a therapeutic skin health regimen linked to DNA-based skin health assessment.

DNA Assessments/DNA Assessments Developed by GeneLink:

To support its vision, GeneLink has developed an impressive portfolio of DNA-based assessments to measure pre-dispositions to diseases and aging processes. Although GeneLink does not attempt to diagnose or predict any disease or medical condition, these assessments are  utilized to develop proprietary, individually tailored supplement products to compensate for any disadvantaged genes discovered in the assessment process:

•	Oxidative Stress Assessment

GeneLink’s Oxidative Stress Assessment is a DNA-based tool designed to help measure an individual's inherent genetic capacity to combat oxidative stress. This assessment measures and helps predict the body’s ability to efficiently control oxygen free radical damage, eliminate hydrogen peroxide, protect and repair oxidized phospholipids and destroy harmful environmental compounds and pollutants.

This assessment specifically looks for variations (known as SNPs) in key oxidative stress genes. SNPs predict inefficient enzymatic activity that, over time, can result in oxidative damage (also known as free radical damage) to cellular proteins and DNA. SNPs in oxidative stress genes have been associated with a wide variety of physiologic and health related conditions including heart disease, cancer, neurological degeneration, premature aging and skin conditions.

Oxidative Stress Assessment results are effective when used to create a "customized or targeted" antioxidant supplement regimen for patients or consumers.

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

Depending upon the marketing channel, assessment result presentations may vary.

•	Skin Health Assessment (also known as Dermagenetics® Skin Health Assessment)

GeneLink’s patented Dermagenetics Skin Health Assessment is a "first of its kind" skin-health assessment that helps identify variations in key genes related to skin aging, wrinkling and overall skin health; it is designed to specifically measure important gene-SNPs associated with collagen breakdown, photo-aging, oxidative stress, skin irritation and the skin’s ability to tolerate environmental pollutants.

This breakthrough assessment provides information that forms the foundation for the first and only scientifically proven customized skin care system genetically matched to an individual’s DNA.

The Dermagenetics Skin Health Assessment provides information that can be used to help guide the selection of compensatory active ingredients (SNPactives™) which can be used to help guide customized therapies or regimens.

•	Comprehensive Cardio Assessment

Heart disease and stroke (the principal components of cardiovascular disease) are the first and third leading causes of death in the United States and account for more than 40% of all deaths. Coronary heart disease is a leading cause of premature permanent disability among working adults.

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

GeneLink’s Lipid Metabolism and Metabolic Syndrome Assessment is an important predictive tool to help determine individual susceptibility to cardiovascular events and conditions related to this emerging health crisis and to help create a therapeutic supplemental nutritional strategy that can minimize lipid health risks.

•	Bone Density Assessment

GeneLink’s Bone Health assessment looks for SNPs in several key genes associated with bone density and bone loss and is designed to help predict an individual's susceptibility to osteopenia – a condition that often leads to osteoporosis.

Osteoporosis is responsible for 1.5 million fractures each year, most notably fractures of the vertebrae, forearms, wrists and hips (these are often crippling and sometimes fatal). According to the National Osteoporosis Foundation, one in three women and at least one in twelve men will develop osteoporosis during their lifetime.

GeneLink's Bone Health assessment is an important predictive tool that can be used as a guide to help determine an individual's genetic propensity for bone density loss, and to help create a therapeutic supplemental nutritional strategy that minimizes in-born health risks.

•	Healthy Aging Assessment

GeneLink’s Healthy Aging Assessment is a twelve gene-SNP panel containing a cross section of some of the most important basic functional health areas including oxidative stress, bone health, cardiovascular health, lipid metabolism and includes genes that play multiple functions in immune response and detoxification.

The Healthy Aging Assessment represents a "foundational health assessment" for clinicians, patients or consumers interested in using their personal genetics information to create an integrative strategy to help minimize potential health risks.

•	CoQ10 Efficiency Assessment

CoQ10 is a powerful antioxidant very important to cardiovascular health, neuronal health, skin health; also functions in the protection against environmental toxins. CoQ10 changes are increasingly associated with “metabolic syndrome,” an important clustering of conditions that are powerful determinants of cardiovascular disease and diabetes.

GeneLink’s CoQ10 Efficiency Assessment is designed to help determine which form of CoQ10 an individual is able to efficiently use. The fully oxidized form of COQ10 called (ubiquinone) or the active form of CoQ10 called (Ubiquinol).

Many people (approximately 30% of the population) may not be able to efficiently use the more popular form of CoQ10 (Ubiqionone) and would likely benefit from utilizing Ubiquinol, the active form of the antioxidant.

Proprietary Systems:

•	Dermagenetics® Customized Skin Care System

First introduced in 2005, the Dermagenetics Skin Care System™ was the first comprehensive system of personalized (mass customized) skin care product manufacturing based on genetic assessment that measures SNPs in DNA.

GeneLink’s patented Dermagenetics™ Skin Health Assessment is the foundation of skin health: Genetic assessment results drive a proprietary algorithm that generates a skin health report linked to an individual "titration matrix" or “recipe” for each person’s skin-care formulation. Next, the genetically-guided ingredients called SNPactives™ (natural nutrient compounds which have been shown to help compensate for genetic deficiencies) are infused into the individual skin care or cosmetic product.

The Dermagenetics Skin Care System™ is the first and only clinically tested, scientifically proven customized skin care system genetically matched to an individual’s DNA.

•	Nutragenetics Customized Nutritional Supplement System

The Nutragenetics Nutritional Care System is the first comprehensive system of personalized (mass customized) nutritional supplement manufacturing based on a genetic assessment that measures SNPs in DNA.

GeneLink’s patented pending assessment, such as Healthy Aging and Oxidative Stress, form the foundation of the customized nutritional supplements: Genetic assessment results drive a proprietary algorithm that generates a nutritional report linked to an individual "titration matrix" or “recipe” for each person’s customized supplements.

In order to help compensate for any predicted deficiencies, "genetically selected ingredients" and nutrients (called SnpNutrients™) are blended into the individual nutritional formulation.

The Nutragenetics Nutritional Care System is the first customized nutritional and optimal health system where nutritional supplement ingredients and products are genetically matched to an individual's DNA.

•	Patented, Self-Administered DNA Collection System

GeneLink offers a patented, FDA reviewed, non-invasive, self-administered DNA collection system. The process is easy to understand, simple to do and takes just a few minutes. No invasive procedures are involved so anyone, clinicians or consumers, can use this collection system.

A person simply swabs the inside of his or her mouth (inner cheek) with the provided swabs and mails the swabs back to GeneLink's laboratories in the special envelopes. Everything, along with easy-to-follow instructions is included. All materials and forms are bar coded with a unique ID number to insure privacy and confidentiality. All GeneLink DNA assessment panels utilize this DNA collection system.

Development Pipeline:

GeneLink‘s scientists continue to research and develop DNA testing and products for a growing list of condition-specific products including the following:

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

Bernard L. Kasten, Jr., M.D.

Effective December 30, 2010, Dr. Kasten was appointed the Chief Executive Officer and President of the Company. Dr. Kasten is the Executive Chairman of the Board. Dr. Kasten has been a scientific advisor to the Company since 1999 and a member of the Company's Advisory Committee since 2001. Dr. Kasten is a graduate of Miami University (Oxford Ohio), BA Chemistry 1967, and the Ohio State University College of Medicine MD 1971. His residency was served at the University of Miami, Florida and fellowships at the National Institutes of Health Clinical Center and National Cancer Institute, Bethesda, Maryland. Dr. Kasten is a Diplomat of the American Board of Pathology with Certification in Anatomic and Clinical Pathology with sub-specialty certification in Medical Microbiology. Dr. Kasten is an author of "Infectious Disease Handbook" 1st through 5th Editions 1994-2003 and the "Laboratory Test Handbook" 1st through 4th Editions 1984-1996 published by Lexi-Comp Inc., Hudson, Ohio. Dr. Kasten has been active with the College of American Pathologists (CAP) serving as Chairman of its Publication Committee from 1985-1993, its Management Resources Committee from 1993-1998 and its Chairman Internet Editorial Board from 1999-2003. Dr. Kasten received the College of American Pathologists Presidents Medal Awarded for Outstanding Service in 1989 and the College of American Pathologists Frank W. Hartman Award, in 1993 for Meritorious Service to the College (Founding CAP Today) the organization's highly successful monthly tabloid magazine. Dr. Kasten's professional staff appointments have included the Cleveland Clinic, Northeastern Ohio Universities College of Medicine, the Bethesda Hospitals and Quest Diagnostics. Dr. Kasten served eight years, 1996-2004, at Quest Diagnostics Incorporated [NYSE-DGX], where he was Chief Laboratory Officer; Vice-President of Business Development for Science and Medicine and Vice-President of Medical Affairs of a Quest Diagnostics wholly-owned subsidiary, MedPlus Inc. Dr. Kasten joined SIGA Technologies, Inc. [NASDAQ-SIGA] as a Board of Directors member in May 2003, and accepted the appointment as SIGA's Chief Executive Officer in July of 2004, serving through April 2006. Dr. Kasten is Chairman of the Board of Cleveland Bio Labs Inc. [NASDAQ-CBLI], and also serves on the Board of Directors of CytoLogic Inc, Lexi-Comp Inc, Riggs-Heinrich Media Inc, Highway Composites LLC, Monroeville Industrial Molding Inc, PIPO Inc and Cleveland Bio Labs Inc.

Robert Ricciardi, Ph.D.

Dr. Robert Ricciardi is the founder of GeneLink and is a Professor of Microbiology at the University of Pennsylvania, where he is a Graduate Group Chairman. He received his Ph.D. from the University of Illinois at Urbana. He was a Postdoctoral Fellow at Brandeis University and Harvard Medical School in the Department of Biological Chemistry where he was awarded Fellowships by the American Cancer Society, National Institutes of Health and the Charles A. King Trust. He developed one of the first genomic technologies, which was used widely to discover and map many hundreds of genes by identifying the proteins they encode. Most of Dr. Ricciardi’s research has centered on understanding basic mechanisms of cancer. He identified one of the first gene activators from a virus that can make cells cancerous by enabling them to escape the immune system. These studies, in turn, disclosed a key mechanism that modulates NF-kappa-B, the master regulator of the immune system. Dr. Ricciardi has also developed and received patents on recombinant delivery vectors for potential use as vaccines and gene therapy. In addition, Dr. Ricciardi discovered new replication proteins from human viruses that cause cancer (KSHV) and possibly chronic fatigue (HHV-6). He is applying a rapid mechanistic assay he developed (US Patent) that is being used to screen tens of thousands of compounds from chemical libraries in order to discover therapeutics that will inhibit these and other disease related human viruses. Dr. Ricciardi has served as a consultant to Children’s Hospital of Philadelphia, Smith Kline Pharmaceuticals, the NIH, and was awarded a NATO Visiting Professorship at Ferrara Medical School and has been an invitational speaker at numerous international scientific meetings and universities. He has authored 93 publications.

Harold H. Harrison M.D., Ph.D., F.C.A.P.

Dr. Harrison has served as Corporate Medical Director of Genetic Services for Quest Diagnostics, and as overall Medical Director for the biochemical, molecular, cytogenetic, and HLA laboratories of Genetrix, Inc., a national genetic services company that was acquired by Genzyme Genetics in 1997. A Clinical Pathologist with subspecialty training in all areas of genetic services and a Ph.D. in biochemical genetics, Dr. Harrison is a Fellow of the College of American Pathologists and a member of the American College of Medical Genetics and American Society of Human Genetics. He holds medical licenses in six states (AZ, CA, IL, NJ, NV, and NY), and laboratory director's licensure in NJ and NY. A former faculty member at the Univ. of Chicago Pritzker School of Medicine, Dr. Harrison has 80 publications and abstracts, and several OMIM/GDB citations for his and collaborators' genetic discoveries. Dr. Harrison currently holds a clinical faculty appointment with the University of Arizona Medical School.

Donald J. Cannon, Ph.D.

Dr. Cannon received his A.B. in Chemistry from Harvard College and a M.A. in Medical Sciences and a Ph.D in Biochemistry from Boston University. He has been on the faculty at the Medical Schools at the University of Hawaii, University of Arkansas, and Marshall University where he has lectured to medical, graduate, nursing and allied health students and was director of the Pathology residency program at Marshall University. He has directed laboratories and performed research at the Boston Biomedical Research Institute, the Little Rock, Arkansas VAMC and the Bethesda Hospitals in Cincinnati. Dr. Cannon has served as Laboratory Director in Forensic Toxicology, National Manager of Operations Excellence and National Manager of Special Projects in Business Ventures at Quest Diagnostics. He has over 130 publications and book chapters, and is an active member of the American Association for Clinical Chemistry, the Association of Clinical Scientists and the National Academy of Clinical Biochemistry. He has been invited and has continued to lecture on a number of topics in various countries and locales. Dr. Cannon has received numerous awards related to clinical laboratory medicine, laboratory management and teaching. He is currently Professor of Chemistry and Director of the Forensic Sciences program at the University of Tampa.

James W. Simpkins, Ph.D.

Dr. James W. Simpkins received his B. S, and M. S. degrees from the University of Toledo and in 1977 received a Ph.D. Degree in Physiology from Michigan State University. He joined the faculty at the University of Florida, College of Pharmacy in 1997 and rose through the ranks to the position of Professor of Pharmacodynamics. He has served as Chairman of the Department of Pharmacodynamics, Chairman of the Department of Pharmaceutics, Associate Dean for Research and Graduate Studies and Director, Center for the Neurobiology of Aging at the University of Florida. In 1996, Dr. Simpkins was appointed as the Frank Duckworth Professor of Drug Discovery at the University of Florida. He has more than 295 peer-reviewed publications, a dozen patents for his discoveries and has edited two texts on Alzheimer's disease therapy. He also served as the Director of the University of Florida Drug Discovery Group for Alzheimer's disease, which has sustained funding by the National Institute on Aging to support research in the pharmacotherapy for Alzheimer's disease. In 1999 he was appointed to the Medical and Scientific Advisory Council of the National Alzheimer's Association. In July of 2000, he became the Chair of the Department of Pharmacology and Neuroscience and Director, Institute for Aging and Alzheimer's Disease Research at the University of North Texas Health Science at Fort Worth.

Robert Kagan, M.D. F.C.A.P.

Dr. Kagan is Board Certified in Clinical Pathology, Nuclear Medicine and Hyperbaric Medicine. He received his medical degree from Georgetown University School of Medicine. He is Past President of the Florida Association of Nuclear Physicians and Past Chairman of the Board of the Nuclear Medicine Resource Committee of the College of American Pathologists.

Heather Mittiga, MD

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

Ginny Bank

Ms. Bank has significant experience in the dietary supplement and functional food industries and began her career as a natural products chemist with a research company (Hauser, Inc.) which focused on developing natural product extracts and purified plant compounds for the dietary supplement, pharmaceutical and food industries. She is considered an industry expert in antioxidant research and throughout her career has been researching and developing plant-based functional ingredients for a variety of nutritional supplement applications. Ms. Bank holds four U.S. patents pertaining to antioxidants and their applications and is a contributing editor for Prepared Foods/NutraSolutions Magazine. She received her bachelor’s degree in Chemistry and a Master’s Degree in Science Education from the University of Colorado, Boulder.

Kenneth R. Levine

Mr. Levine is the President of First Equity Capital Securities, Inc., a FINRA and SEC registered firm and the Company’s investment banker since 2003. Mr. Levine was formerly an attorney with the law firm of Simpson, Thacher and Bartlett and currently serves as a member of the board of directors of Chiliad Publishing Inc. as well as a series of five medical focused non-profit organizations. Mr. Levine is a graduate of Harvard College as well as Fordham University School of Law. He serves as business advisor to the Company’s Scientific Advisory Board, and attends Board of Directors and Audit Committee meetings as non-voting participant.

FINANCIAL ADVISOR

First Equity Capital Securities, Inc. has been engaged by the Company to advise and support the Board and the Company with regard to numerous issues, including but not limited to, strategic business development, financial and operating issues, and legal relationships. Kenneth R. Levine, a holder of more than five percent of the equity securities of the Company, is an officer and owner of First Equity Capital Securities, Inc. First Equity Capital Securities, Inc. has been engaged by the Company to perform investment banking services since 2003. Mr. Levine attends Board of Directors and Audit Committee meetings as non-voting participant.

REGULATION

State and Federal Regulation

GeneLink offers a variety of DNA based predictive assessments designed to measure SNPs. SNPs are slight variations in an individual’s genetic makeup. GeneLink assessments are not intended to diagnose, treat or cure any disease and are intended for education purposes only.

The Company’s state-of-the-art genetic testing technologies are designed to accurately assess these genetic variations and ultimately provide information that can help guide the selection of nutritional supplements and customized skincare products. In North America, the laboratories contracted by us have appropriate accreditations for the jurisdictions in which they are located. The assessment protocols and test results are independently validated by the laboratories performing the tests. Appropriate accreditations, licenses, and permits are obtained by the individual laboratories as required.

GeneLink’s predictive assessments may be subject to regulation at both a State and a Federal level. The Centers for Medicare & Medicaid Services (CMS) regulates most laboratory testing performed on humans in the U.S. through the Clinical Laboratory Improvement Amendments (CLIA). The Division of Laboratory Services, within the Survey and Certification Group, under the Center for Medicaid and State Operations (CMSO) has the responsibility for implementing the CLIA Program.

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

A specimen transport and storage container, which may be empty or prefilled, is a device intended to contain biological specimens, body waste, or body exudates during storage and transport in order that the matter contained therein can be destroyed or used effectively for diagnostic examination. If prefilled, the device contains a fixative solution or other general purpose reagent to preserve the condition of a biological specimen added to the container. This section does not apply to specimen transport and storage containers that are intended for use as part of an over-the-counter test sample collection system for drugs of abuse testing.

Products falling within 21 C.F.R. § 864.3250 are Class I devices and are exempt from the Federal Drug Administration’s (FDA) 510(k) requirement. Our sample collection kit utilizes absorbent tipped swabs for specimen collection, and such swabs are considered Class I, 510(k)-exempt devices, pursuant to 21 C.F.R. § 880.6025.

As the regulatory environment evolves, our Scientific Advisory Board members and our outside retained counsel monitor current regulatory requirements and assist us and our contract laboratories in maintaining compliance with all applicable regulatory requirements.

Existing State, Federal, or international regulations may change, be modified or expanded in any jurisdiction. If our genetic assessment was deemed to require a specific approval by the FDA or other regulatory agency, additional costs might be incurred by us and delay of introduction of new assessments might ensue and current testing services could be impaired.

Recent Regulatory Developments

In July 2010, the FDA held a public workshop on its proposal to extend formal regulatory oversight to laboratory developed tests (LDTs). In the public meeting notice the FDA cited a variety of safety concerns related to current LDTs, noting that the tests have become increasingly complex and utilized for significant medical decisions, sometimes in place of similar tests that have been reviewed and approved by the FDA. It is possible that the FDA may require all LDTs to undergo some form of pre-market clearance as a medical device. However, no formal guidance has yet been issued discussing the nature of the changes the FDA may make with respect to the regulation of LDTs, nor the scope of potential regulation. Legislation has also been introduced in Congress that could affect the framework for regulatory approval of LDTs.

As part of the FDA’s evolving position on the regulation of LDTs, the FDA has begun issuing letters to a number of companies that primarily related to direct to consumer (DTC) genetic testing products. On September 13, 2010, GeneWize received such a letter. In these letters, the FDA expresses concern about consumers making medical decisions in reliance on genetic tests that have not undergone the FDA’s premarket review. GeneLink and GeneWize filed a timely response to the FDA’s request, expressing the Company’s position and belief that its assessment does not constitute a regulated medical device. The FDA has not responded to the Company on the matter.

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

Federal Trade Commission Regulations and Matters
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

On March 25, 2011, we received interrogatories and a request to produce documents from the FTC as part of its investigation into unnamed persons engaged directly or indirectly in the advertising or marketing of dietary supplements, foods, drugs, devices, or any other product or service intended to provide a health benefit or to affect the structure or function of the body. We believe that this request is related to the July 2010 GAO report referenced above. We intend to comply with this request.

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

Our future capital requirements and the adequacy of available funds will depend on numerous factors, including:

•	the successful commercialization of our existing products and services;
•	the development of adequate internal systems, manufacturing capabilities and laboratory testing capabilities;
•	progress in our product development efforts;
•	progress with regulatory affairs activities;
•	the growth and success of effective sales and marketing activities;
•	the cost of filing, prosecuting, defending and enforcing patent claims and other intellectual property rights; and
•	development of strategic alliances for the marketing of our products.

If funds generated from our operations are insufficient to meet current or planned operating requirements, we will have to obtain additional funds through equity or debt financing, strategic alliances with corporate partners and others, or through other sources. We do not have any committed sources of additional financing, and cannot provide assurance that additional funding, if necessary, will be available on acceptable terms, if at all. If adequate funds are not available, we may have to delay, scale-back or eliminate certain aspects of its operations or attempt to obtain funds through arrangements with collaborative partners or others. This may result in the relinquishment of our rights to certain of our technologies, product candidates, products or potential markets. Therefore, the inability to obtain adequate funds could have a material adverse impact on our business, financial condition, and results of operations and our ability to remain in business. Throughout the course of our history, GeneLink has successfully raised the necessary capital - in various economic environments – from the capital markets.

WE HAVE A HISTORY OF LOSSES AND MAY HAVE CONTINUED LOSSES FOR THE FORESEEABLE FUTURE.

We commenced operations in 1994. We have incurred significant losses to date and revenues have been limited. Our expenses have exceeded revenues in each year since inception. Given planned levels of operating expenses, we may continue to incur losses for the foreseeable future. Our accumulated deficit as of December 31, 2010 was $20,448,635. Our expenses historically have consisted principally of research and development, salaries and for general and administrative expenses incurred while building its business infrastructure. We plan to increase operating expenses in anticipation of increasing revenues. If our revenue growth is slower than anticipated or operating expenses exceed expectations, our losses will significantly increase. Currently, we believe that our monthly operating loss has been reduced and we expect this trend to continue, eventually resulting in profitability. Even if we were to achieve profitability, it may not be able to sustain or increase profitability on a quarterly or annual basis.

IF OUR OUTSIDE SUPPLIERS AND MANUFACTURERS FAIL TO SUPPLY RAW MATERIALS AND PRODUCTS IN SUFFICIENT QUANTITIES AND IN A TIMELY FASHION, OUR BUSINESS COULD SUFFER.

Currently, we have one exclusive supplier of raw materials for our nutritional supplements and one exclusive supplier for our skin care products.  The loss of a supplier or a significant disruption or interruption in our supply of raw materials could have a material adverse effect on the manufacturing and packaging of our products.  Furthermore, any increases in the costs of raw materials would adversely affect our products margins if we are unable to pass along such higher costs in the form of price increases, or to otherwise achieve cost efficiencies in manufacturing distribution.  We currently have one exclusive manufacturer of our custom products and there is no assurance that this outside manufacturer will continue to reliably supply finished products to us at the level of quality that we require.  If our third-party manufacturer were to become unable or unwilling to provide products in required volumes and quality levels to us, we would be required to identify and obtain acceptable replacement manufacturing sources.  As we grow, we will be required to identify alternative sources for raw materials and for manufacturing, and there is no assurance that we will be able to identify appropriate alternative sources of raw materials and manufacturing that will be able to meet our needs.

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

As we grow, we may decide to manufacture some or all of the raw materials and/or finished products sold to our customers.  In such event, we would be required to comply with the requirements and directives of governmental agencies, including the Food & Drug Administration (FDA).  We would also be subject to environmental laws.  Violation of any of these requirements could result in financial penalties and other enforcement actions and could require us to halt our in-house manufacturing operations until violations are cured.  The costs required to cure any incidents of non-compliance, to resolve enforcement actions that might be initiated by a government authority or to satisfy any new legal or other requirements with respect to the manufacturing of our raw materials and products could have a material adverse effect on our business, financial conditions and results of operations.  If we decide to acquire or build a laboratory to use for our in-house purposes, we would be subject to the oversight of various federal and state governmental agencies, and we would be required to become certified in various federal and state jurisdictions.  The laboratory certification process is a lengthy and costly process and there is no assurance that we will obtain any or all such certifications.  If we operate our own laboratory, such operations would be subject to power failures, the breakdown, failure or substandard performance of equipment, the improper installation or operation of equipment, and natural and other disasters, and there can be no assurance that the occurrence of any of these or any other operational problems at any laboratories that we might operate would not have a material adverse effect on our business, financial condition and results of operations.

OUR BUSINESS CURRENTLY DEPENDS PRIMARILY ON THE SUCCESS OF PRODUCT SALES AND OUR TECHNOLOGY LICENSING PROGRAM, WHICH IF UNSUCCESSFUL, WILL THREATEN OUR SURVIVAL.

An element of our current business strategy is to enter into licensing arrangements with companies to manufacture products incorporating our technologies.  We face challenges in entering into new license agreements.  During discussions with potential licenses, significant negotiation issues arise from time to time.  We cannot be assured that prospective licensees will be persuaded during negotiations to enter into a license agreement with us, either at all or on terms acceptable to us.  In addition, although the existence of our subsidiaries and channel partners has not been seen by potential licensing partners as competition to their plans, this could be a barrier to new partners.

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

OUR COMMON STOCK PRICE IS VOLATILE AND WE HAVE A THIN TRADING MARKET.

Although the our Common Stock is listed on the NASDAQ OTC Bulletin Board under the symbol “GNLK”, recently daily trading volume of our Common Stock has generally been limited.  The prices for securities of biosciences companies have historically been volatile.  The trading price of our Common Stock has experienced considerable fluctuation since we began public trading in 1998.

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

OUR LIMITED OPERATING HISTORY AND RECENT CHANGE IN MARKETING STRATEGY MAKE IT DIFFICULT TO EVALUATE OUR PROSPECTS.

We have a limited operating history on which to evaluate our business and prospects. There is no assurance that we will achieve significant sales as a result of this new strategy. We also may not be successful in addressing our operating challenges such as expanding our market presence. Although we have developed our business plans in an attempt to address these issues, our prospects for profitability have been considered in light of our evolving business model. These factors make it difficult to assess our prospects.

THE GLOBAL ECONOMIC DOWNTURN COULD RESULT IN A REDUCED DEMAND FOR OUR PRODUCTS AND INCREASED VOLATILITY IN OUR STOCK PRICE.

Uncertainty about current and future economic conditions may cause consumers to reign in their spending generally, the impact of which may be that they stop or delay their purchases of our genetic assessments and consumer products. If these general economic conditions persist or continue to worsen, our future operating results could be adversely affected, particularly relative to our current expectations.   In addition, reduced consumer spending may drive us and our competitors to offer additional products at promotional prices, which would have a negative impact on gross profit. A continued softening in consumer sales may adversely affect our industry, business and results of operations. Additionally, due to the weak economic conditions and tightened credit environment, some of our distributors may not have the same purchasing power, leading to lower purchases of our products for placement into distribution channels. Consequently, demand for our products could be materially different from expectations, which could negatively affect our results of operations and cause our stock price to decline.

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

Declining economic conditions may also increase our costs. If the economic conditions do not improve or continue to deteriorate, our results of operations or financial condition could be adversely affected.  Over the past months, we have taken significant steps to cut costs and restructure our pricing, resulting in increasing margins.  Further increases in margins are a major focus of our management and plans.  In addition, despite the current economic conditions, our current customer base has proven to be extremely loyal and stabile, a fact that the management attributes to the desirability of our products.

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

The U.S. Government Accounting Office issued a report in July 2010 to the effect that direct to consumer tests are misleading to consumers and that the test results are further complicated by deceptive marketing practices. On March 25, 2011, we received interrogatories and a request to produce documents from the FTC as part of its investigation into unnamed persons engaged directly or indirectly in the advertising or marketing of dietary supplements, foods, drugs, devices, or any other product or service intended to provide a health benefit or to affect the structure or function of the body.   We believe that this request is related to the July 2010 report referenced above.

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

WE ARE SUBJECT TO GOVERNMENT REGULATION, CHANGES TO WHICH MAY SIGNIFICANTLY IMPACT OUR BUSINESS PROSPECTS, ABILITY TO FUNCTION, AND WHICH COULD SIGNIFICANTLY INCREASE OUR COSTS AND DELAY INTRODUCTION OF FUTURE SERVICES AND PRODUCTS.

Changes in existing regulations at either the state or federal level could require advance regulatory approval of genetic risk assessment tests, resulting in a substantial curtailment or even prohibition of our activities without regulatory approval. If our genetic tests ever require regulatory approval, on either a state or federal level, then the costs of introduction may increase or marketing and sales of products may be significantly delayed.  In September 2006, the FDA issued draft guidelines pursuant to which it would require pre-market review of certain types of genetic assessments. Although we do not think that our genetic tests are covered by the draft guidelines, the FDA is currently evaluating and could assert pre-market review of all types of genetic tests.

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

The business of marketing skin care and nutrition products is highly competitive and sensitive to the introduction of new products which may rapidly capture a significant share of the market. These market segments include numerous manufacturers, distributors, marketers, retailers and physicians that actively compete for the business of consumers both in the United States and abroad. In addition, we anticipate that we will be subject to increasing competition in the future from sellers that utilize electronic commerce. Many of these competitors have longer operating histories, significantly greater financial, technical, product development, marketing and sales resources, greater name recognition, larger established customer bases and better-developed distribution channels than we do. Our present or future competitors may be able to develop products that are comparable or superior to those we offer, adapt more quickly than we do to new technologies, evolving industry trends and standards or customer requirements, or devote greater resources to the development, promotion and sale of their products than we do. For example, if our competitors develop skin care or nutritional treatments that prove to be more effective than our products, demand for our products could be reduced. Accordingly, we may not be able to compete effectively in our markets and competition may intensify.  Nevertheless, at this time, we are the only known company capable of providing an integrated product line of this type.

THE MARKET FOR OUR PRODUCTS AND SERVICES IS UNPROVEN.

The market for our products and services is at an early stage of development and may not continue to grow.  The general scientific community has only a limited understanding of the role of genes in predicting disease.  The marketplace may never accept our products and services, and we may never be able to sell our products and services at a profit.  Although our efforts to commercialize our intellectual property have had limited success to date, we currently have approximately 4,000 continuing monthly customers which have been acquired since our commercial launch in August 2008.  We believe that we can achieve broad market acceptance only with substantial education about the benefits and limitations of our products and services.

NEW PRODUCTS MAY RENDER OUR PRODUCTS OBSOLETE AND OUR SALES MAY SUFFER.

The skin care and nutritional supplement markets historically have been influenced by “fad” products that became popular due to changing consumer tastes and media attention. Our products may be rendered obsolete by changes in popular tastes as well as media attention on new products or adverse media attention on skin care and nutritional supplements, which could reduce our sales. It may be difficult for us to change our product line to adapt to changing tastes. In addition, other “fad” food regimens, such as low carbohydrate diets, may decrease the overall popularity and use of our products, as well as result in higher returns of our products, thereby increasing our expenses.  Nevertheless, it is our hope that the significance and scientific validity of genetic personalization is a substantive and overarching development which will help us to distinguish our products and offerings.

THE SALE OF OUR PRODUCTS INVOLVES PRODUCT LIABILITY AND RELATED RISKS THAT COULD EXPOSE US TO SIGNIFICANT INSURANCE AND LOSS EXPENSES.

We face an inherent risk of exposure to product liability claims if the use of our products results in, or is believed to have resulted in, illness or injury. Most of our products contain combinations of ingredients, and there is little long-term experience with the effect of these combinations. In addition, interactions of these products with other products, prescription medicines and over-the-counter drugs have not been fully explored or understood and may have unintended consequences. While our third party manufacturers perform tests in connection with the formulations of our products, these assessments are not designed to evaluate the inherent safety of our products.

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

To date we have performed over 25,000 genetic assessments and supplied over 125,000 units of customized product without any such claims being brought forward.

WE ARE DEPENDENT ON KEY PERSONNEL.

Our success will depend in large part upon the continued services of a number of key employees and consultants. The loss of the services of any of these individuals could have a material adverse effect on us.  In addition, if one or more of our key employees or consultants leaves to join a competitor or to form a competing company, the loss of such personnel and any resulting loss of existing or potential clients to any such competitor could have a material adverse effect on our business, financial condition and results of operations.  In the event of the loss of any such personnel, there can be no assurance that we would be able to prevent the unauthorized disclosure or use of our technical knowledge, practices or procedures by such personnel.  Nevertheless, we have recently made various changes to and additions of key personnel and consultants with the intention of increasing our likelihood of success.

OUR BUSINESS COULD BE ADVERSELY AFFECTED IF WE ARE UNABLE TO PROTECT OUR PROPRIETARY TECHNOLOGY OR IF SOMEONE CLAIMS THAT WE ARE INFRINGING ON HIS OR HER PROPRIETARY TECHNOLOGY.

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

INTERRUPTIONS TO OR FAILURE OF OUR INFORMATION PROCESSING SYSTEMS MAY DISRUPT OUR BUSINESS AND OUR SALES MAY SUFFER.

We are dependent on our information processing systems to timely process customer orders, oversee and manage our distributor network and control our inventory, and for our distributors to communicate with their customers and distributors in their network.  Interruptions to or failure of our information processing systems may be costly to fix and may damage our relationships with our customers and distributors, and cause us to lose customers and distributors. If we are unable to fix problems with our information processing systems in a timely manner our sales may suffer.   Although we allocated significant resources to expanding our systems and infrastructure, there is no guarantee that such systems and infrastructure could prove to be insufficient unless further improved and expanded, especially if we experience a large increase in business.

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

CHANGES IN CREDIT CARD ASSOCIATION AND DEBIT NETWORK FEES OR PRODUCTS COULD INCREASE COSTS OR OTHERWISE LIMIT OUR OPERATIONS.

From time to time, credit card associations and debit networks increase the organization and/or processing fees (known as interchange fees) that they charge. It is possible that competitive pressures will result in our absorbing a portion of such increases in the future, which would increase its operating costs, reduce our profit margin and adversely affect our business, operating results and financial condition.   It does appear, however, that – at least for the time being – credit card fees and requirements have stabilized.

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

The Company leases its principal offices in Longwood, Florida.  The lease is for a term of one (1) year, ending December 2011 and provides for monthly rental payments of $5,140.63.

ITEM 3.	LEGAL PROCEEDINGS

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

By Order dated March 30, 2011, the Supreme Court for the Eastern District of Pennsylvania denied the Petition for Allowance of Appeal in the case of John R. Dephillipo and Maria Dephillipo.

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

ITEM 4.	Removed and Reserved

PART II

ITEM 5.	MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

The Company’s common stock is listed on the NASDAQ OTC Bulletin Board under the System “GNLK”.  Set forth below, for the periods indicated, is the range of high and low bid information for the Company’s common stock for the past 2 years, when the Company’s common stock began trading.  These quotations reflect inter-dealer prices without retail mark-up, mark-down or commission, and may not represent actual transactions.

2010	High	Low
1st Quarter	$0.15	$0.09
2nd Quarter	0.11	0.08
3rd Quarter	0.08	0.03
4th Quarter	0.07	0.03

2009	High	Low
1st Quarter	$0.17	$0.07
2nd Quarter	0.17	0.12
3rd Quarter	0.16	0.09
4th Quarter	0.19	0.10

As of March 21, 2011, there were 213 holders of record of the Company’s Common Stock. The Company has never paid dividends and does not anticipate paying any dividends in the future. The Company anticipates that it will retain all future revenues for working capital purposes.

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

EQUITY COMPENSATION PLAN INFORMATION

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted-average exercise price of outstanding options warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)

Equity compensation plans approved by security holders1	6,100,000	(1)	$0.10	1,213,000

Equity compensation plans not approved by security holders	18,962,458		$0.11	0

Total	25,062,458		$0.11	1,213,000

()   4,500,000 options were granted pursuant to the Company’s 2007 Stock Option Plan and 1,600,000 options were granted pursuant to the Company’s 2009 Stock Option Plan.

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

During the three months ended June 30, 2010, the terms of the private offering were revised to a sale of shares at $0.05 per share without warrants, and as a result 1,125,000 of the warrants from the initial purchases of the offering noted above were canceled and an additional 2,250,000 shares of restricted Common Stock were issued in their place.

In connection with the above, the Company paid cash commissions of $11,600 and granted 145,000 and 72,000 warrants to acquire shares of Common Stock at exercise prices of $0.10 per share, respectively, to First Equity Capital Securities, Inc. Kenneth R. Levine, a holder of more than five percent of the equity securities of the Company, is an officer and owner of First Equity Capital Securities, Inc. During the three months ended June 30, 2010, as a result of the Company revising the terms of its private placement offering, these warrants were canceled and 250,000 warrants at an exercise price of $.05 were issued in their place.

Through October 31, 2010 (1,500,000 of which is included in the Q4 table below), the Company sold 25,830,000 shares of restricted Common Stock of the Company pursuant to the revised terms of the Confidential Private Offering Memorandum and received an aggregate gross amount of $1,291,500. In connection, the Company incurred cash commissions of $63,120 and granted 1,973,000 warrants to acquire shares of Common Stock at an exercise price of $.05 to First Equity Capital Securities, Inc.

In December 2010 the Board of Directors authorized a Confidential Private Offering Memorandum of up to 30,000,000 shares at a purchase price of $.05 per share. Through December 31, 2010, the Company sold 9,300,000 shares of restricted Common Stock of the Company pursuant to the terms of the Memorandum and received an aggregate gross amount of $465,000. In connection to this offering, the Company incurred cash commissions of $15,000 and granted 375,000 warrants to acquire shares of Common Stock at an exercise price of $.05 to First Equity Capital Securities, Inc. In the quarter ended December 31, 2010, the Company sold an aggregate of 10,8000,000 shares of Common Stock at a price of $0.05 per share received gross proceeds of $540,000, as more fully described below.

First Equity Capital Securities, Inc. has also been engaged by the Company to advise and support the Company and its Board of Directors on numerous issues, including but not limited to strategic business development, financial and operating issues, and legal relationships. He serves as business advisor to the Company’s Scientific Advisory Board, and attends Board of Directors and Audit Committee meetings as non-voting participant. First Equity Capital Securities, Inc. has been engaged by the Company to perform investment banking services since 2003.

Unregistered Sales of Securities in Q4 2010
Date	$ of Common Stock Sold	Number of Shares of Common Stock		Number of Investors
10/12/2010	$25,000	500,000		1
10/21/2010	$25,000	500,000		1
10/29/2010	$25,000	500,000		1
12/30/2010	$25,000	500,000		1
12/31/2010	$440,000	8,800,000	1	4

TOTAL	$540,000	10,800,000		8
 1An investor converted outstanding consulting fees into common stock

In 2009, the Company issued $1,250,000 in principal amount of convertible secured promissory notes (the “Convertible Notes”) to accredited investors. Holders of the Convertible Notes will received one and one-half (1½) warrants to acquire shares of common stock (“Common Stock”) of the Company for each $1.00 of Convertible Notes acquired by such holders. An aggregate of 1,875,000 warrants were issued in connection with the Convertible Notes. The warrants are exercisable on or before February 26, 2014. The Convertible Notes mature on February 26, 2014 and bear interest at the rate of 8% per year through February 26, 2011 and thereafter bear interest at the rate of 10% per year. The Convertible Notes may not be prepaid without the approval of the holders of the Convertible Notes. The Convertible Notes are convertible at the option of the holders of the Convertible Notes. A mandatory conversion of the Convertible Notes will occur if after the Initial Conversion Date the closing price of the Common Stock of the Company is at least $0.50 per share for 30 consecutive trading days. The conversion price for the Convertible Notes is $0.10 per share, subject to adjustment in the event of a stock split, combination, reclassification, reorganization or similar event. The Convertible Notes and warrants were sold to accredited investors only in reliance upon the exemption provided in Section 4(2) of the Securities Act and/or Rule 506 of Regulation D promulgated under the Securities Act. No form of general solicitation or general advertising was conducted in connection with the issuances of the Convertible Notes and warrants and the Convertible Notes and warrants were only offered and sold to accredited investors. Each Convertible Note and warrant contains restrictive legends preventing the sale, transfer or other disposition of such Convertible Notes and warrants, unless registered under the Securities Act, or pursuant to an exemption therefrom.

The Company issued First Equity Capital Securities, Inc., as placement agent for the note offering, warrants to purchase 1,250,000 shares of Common Stock at an exercise price of $0.10 per share and warrants to purchase 187,500 shares of Common Stock at an exercise price of $0.11 per share.  The Company also paid First Equity Capital Securities, Inc. a cash fee of $100,000.

ITEM 6	SELECTED FINANCIAL DATA

Not applicable.

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis in conjunction with our consolidated financial statements and related notes in Item 8 in this Annual Report on Form 10-K.

Overview

2010 proved to be a year of challenge and change in leadership for the Company. In December of 2009, the Board of Directors decided to separate the roles of CEO of the parent company GeneLink, Inc. and CEO of its wholly-owned subsidiary, GeneWize Life Sciences, Inc. In doing so it appointed an interim CEO for GeneLink while the prior CEO retained control at GeneWize. At the end of January 2010, that CEO of GeneWize, who helped found the direct selling subsidiary, resigned. In April of 2010, GeneWize’s founding COO resigned as well. Though GeneWize continued under the ongoing leadership of Vice President (then promoted to President) Sharon Tahaney, the disruption among GeneWize independent Affiliates and their sales was noticeable. The transition to a new non-interim GeneLink CEO in February 2010, added to Affiliate hesitation, as they looked for confirmation of the Company’s strategic direction.

The new GeneLink CEO developed and began to execute the new business plan which looked to bring additional channel partners into the GeneLink family. In March 2010, an agreement was signed with a private label internet and healthcare channel partner. Additional partnering, branding and private labeling options were pursued.

Revenues from the initial channel partner which were anticipated for the third quarter of 2010 did not materialize. By the end of the year, continuing losses and results of operations led the board to make another substantive leadership change. On December 30, 2010, it ending the employment of its CEO and COO and appointed Chairman Bernard J. Kasten, Jr., M.D. to the role of CEO and President.

Also on December 30, 2010 the Company signed a binding letter of intent with a new strategic channel partner, a company formed and led by Mr. Robert Trussell, which is focused on developing a direct response distribution channel for GeneLink assessments and products. Mr. Trussell was the founder of Tempurpedic, Inc. and continues to serve as that company’s vice-chairman. In addition to his channel partnership, Mr. Trussell invested $300,000 in the Company’s Confidential Private Placement Memorandum. Another $528,000 has been raised to date.

The transition in leadership and additional funding set the platform for additional changes in the Company, including negotiations with other new potential channel partners and an expansion of the product offerings. Product expansion in early 2011 includes a weight management product and full skin care regimen to complement the current flagship products of DNA customized nutrition and skin serum.

In the midst of the challenges of 2010, the Company did count a number of other significant milestones:

•	We improved margins through operational efficiencies and a shift in product sales mix to more profitable product lines.

•	GeneWize Affiliate enrollment performance improved through addition of new programs and incentives.

•	Average tenure of GeneWize autoship clients continued to improve, continuing to extend the company’s product loyalty.

Due to the year’s uncertain emotional climate for GeneWize Affiliates, and the unmet expectations of revenues from the internet based channel partner, revenues decreased by 8.4% in 2010 as compared to 2009.  As a result we were unable to achieve positive cash flow during the year.  In 2010, we raised $1,776,500 in additional equity to meet our continuing needs.  Fundraising continued into 2011 with an additional $428,000 in private-placement stock sales raised in 2011 through the date of this filing.  We believe the success in raising capital in a challenging economy and financial environment supports the vision of the Company’s current plan, its leadership and the future of nutrigenomics and personalization in the health, wellness and beauty products.

We enter 2011 with freshly focused leadership, new integrative partner opportunities, tangible product cost saving measures, infrastructure investments toward improved productivity and a reinvigorated GeneWize Affiliate base.  Combined we believe these make for a year in which we return to revenue growth and achieve operational profitability.

Results of Operations

COMPARISON OF FISCAL YEAR ENDED DECEMBER 31, 2010 TO FISCAL YEAR ENDED DECEMBER 31, 2009.

Assets

The Company’s assets decreased by $95,611 from $1,880,797 to $1,785,186 due largely to a decrease in inventory of $271,041. In previous years the Company has used the periodic method of inventory and kept larger amounts on hand. Due to enhancements in control, the Company has begun implementing a perpetual method of inventory coupled with the periodic method which allows management to have better control of monthly inventory flow and allow for more accurate levels of inventory. The decrease in inventory is off-set by an increase in cash and cash equivalents of $232,442. Property and equipment decreased by $97,724 as a result of normal depreciation and other assets increased by $33,464 in part due to the purchase of the proprietary formulas for the Company’s nutritional supplements.

Liabilities

The Company’s liabilities increased by $62,167, primarily due to the accrued interest related to $1,250,000 of convertible notes issued in 2009.  At December 31, 2010, the amount reflected on the Company’s balance sheet for the Convertible Notes was $951,503, which is net of debt issuance costs of $202,533 and stock conversion discounts of $95,964.  This increase in liabilities was partially offset by a decrease in loans payable and deferred revenue of $30,465.

Equity

The Company raised additional funds through fundraising efforts during the year ended December 31, 2010 and 2009.  During 2010, the Company sold $1,776,500 units consisting of common stock

Revenues

The Company’s revenues decreased from $8,561,455 in 2009 to $7,839,972 in 2010, a decrease of $721,483, or 8.4%.

The drop is largely due to a reduction in GeneWize of new affiliate enrollments in 2010, attributable in largely to leadership transitions within the Company and resulting uncertainty among the independent Affiliates sales force.  Transitions included the departure of GeneWize’s founding CEO in January 2010, departure of its founding COO in April 2010 and the appointment of a new GeneLink CEO in February 2010.  In addition, the Company continued to feel the impact of consumer responses toward a premium-priced product in the context of ongoing public concerns of the overall economy.

Cost of Goods Sold

Cost of goods sold decreased from $3,654,745 in 2009 to $2,842,605 in 2010, a decrease of $812,140 or 22.2%.  Costs of goods sold include laboratory costs, nutrition and skin serum product ingredients, processing, packaging and outbound shipping related to the products.  The decrease in Cost of Goods Sold reflects increased operating and pricing efficiencies as well as lower sales volumes.

Gross Margin

Despite the decrease in revenue, gross margin increased from $4,906,710 in 2009 to $4,997,367 in 2010. As a percent-of-revenue, the gross margin increased from 57% in 2009 to 64% in 2010.  This is largely due a price increase instituted late in 2009, as well as management’s efforts to better control costs related to production.

Expenses

Expenses decreased from $7,368,937 to $7,167,265 in 2009 and 2010, respectively.  The most significant expense item was commissions paid to sales affiliates totaling $3,147,020 in 2009 and $2,774,986 in 2010.  Overall commissions were approximately 37% of GeneWize’s sales for 2009 and 36% in 2010. These commissions and compensation reflect cash and other incentive compensation and are not reflective of personal product discounts provided to Affiliates whose sales reach prescribed levels.  Earned discounts, deducted from revenues, totaled and additional   $476,479 and $585,035 for 2009 and 2010, respectively.

Losses

The Company continued to incur operating losses from unsupported corporate overhead costs of GeneLink as well as early-company costs related to GeneWize and its sales, marketing and operating costs. The Company had operating losses in 2010 in the amount of $2,169,898, a decrease of $292,329 from operating losses of 2009.  Total losses decreased from $2,716,753 in 2009 to $2,446,675 in 2010.  Of those losses, $288,117 and $584,866 resulted from non-cash charges relating to the granting of options and warrants in 2009 and 2010, respectively.

Segment Operating Results

The following table sets forth the net revenues, operating expenses and pre-tax earnings of our segments for the year ended December 31, 2010, including intercompany revenues and expense of $612,259:

	GeneLink,	Dermagenetics,	Helix Health	GeneWize Life
	Inc.	Inc.	Solutions, Inc.	Sciences, Inc.
Net Revenues	$613,009	$0	$6,427	$7,832,795

Operating expenses	2,916,569	(6,595)	3,715	7,986,832

Other expense	785	0	0	821

Pre-tax earnings (loss)	(2,302,775)	6,595	2,712	(153,207)

Liquidity and Capital Resources

For 2010, the Company’s primary liquidity requirement was the funding of the Company’s continued sales and marketing efforts, corporate overhead and improvements in the Company’s infrastructure.  In 2010, the Company raised $1,776,500 from the issuance of Common Stock.

Cash and Cash Equivalents

On December 31, 2010, the Company’s cash and cash equivalents amounted to $429,299 as compared to $196,857 at December 31, 2009, an increase of $232,442.  This increase resulted from fundraising efforts of management.  During 2010, the Company’s operating activities utilized $1,416,822 as compared to utilizing $2,549,537 in 2009, a decrease of $1,132,715.  Cash utilized during these periods resulted from the Company’s net losses for such periods.

Investing activities utilized $28,673 in 2010, as compared to $120,793 in 2009.  Financing activities provided $1,677,937 in 2010, primarily through $1,776,500 of Common Stock less cash costs associated with such offerings, as compared to providing $2,431,990 in 2009.

The Company believes that it needs approximately $1,000,000 of working capital to fund the Company’s sales and marketing efforts and infrastructure improvement and to pay existing obligations for the balance of 2011.  If the Company cannot obtain the balance of this required financing, it is unlikely that the Company will be able to fully implement its business plan.

Critical Accounting Policies

Stock options:

FASB Accounting Standards Codification Topic 718, which defines a fair value based method of accounting for an employee stock option and similar equity instruments and encourages all entities to adopt that method of accounting for all of their employee stock compensation plans.  As permitted by FASB ASC 718, the Company accounts for stock option awards using the calculated value method.  As required, the Company has adopted FASB ASC 718 for the years ended December 31, 2010 and 2009.

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

Allowance for sales returns and allowances:

The Company predominantly sells primarily customized products and ships on an as-requested basis.  As a consequence of customization, there is little or no resulting finished product inventory at the Company or any affiliate or distributor location for which to accrue returns allowance. The Company did maintain an inventory for sale of some marketing and sales materials for separate resale, and some non-customized nutrition and skincare product, but the amounts were immaterial for purposes of allowances. The Company provided a refund policy on nutrition and skin products for up to 90 days after the customer’s initial enrollment.

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

Accounts receivable:

Accounts receivable include amounts due from credit card service partners, including any holdbacks or reserves, and to a lesser degree trade accounts receivable.  A provision may be made for estimated bad trade debts based on management's estimate of the amount of possible credit losses in the Company's existing trade accounts receivable. As of December 31, 2010 and 2009, the Company has not recorded any reserve for bad debts from trade or credit receivables.

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

Evaluation of liability in respect of litigation and regulatory proceedings is determined on a case-by-case basis and represents an estimate of probable losses after considering among other factors, the progress of each case, our experience and the experience of others in similar cases, and the opinions and views of legal counsel.  Given the inherent difficulty of predicting the outcome of our litigation matters, particularly in cases in which claimants seek substantial or indeterminate damages, we cannot estimate losses or ranges of losses for cases where there is only a reasonable possibility that a loss may have been incurred.  See "Legal Proceedings" in Part I, Item 3 of the Annual Report on Form 10-K for information on our judicial, regulatory and arbitration procedures.

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

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTS

INDEX TO FINANCIAL STATEMENTS

Page

Report of Independent Registered Public Accounting Firm	43

Financial Statements
Consolidated Balance Sheets	44-45
Consolidated Statements of Operations	46
Consolidated Statements of Changes in Stockholders’ Equity (Deficiency)	47
Consolidated Statements of Cash Flows	48-49
Notes to Consolidated Financial Statements	50-69

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

GeneLink, Inc. and Subsidiaries
Longwood, Florida

We have audited the accompanying consolidated balance sheets of GeneLink, Inc. and Subsidiaries as of December 31, 2010 and 2009, and the related consolidated statements of operations, changes in stockholders’ equity (deficiency) and cash flows for the years then ended.  These financial statements are the responsibility of the Companies' management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of GeneLink, Inc. and Subsidiaries as of December 31, 2010 and 2009, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Buckno, Lisicky & Company
Allentown, Pennsylvania
April 1, 2011

GENELINK, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
December 31, 2010 and 2009

ASSETS

	2010	2009

CURRENT ASSETS
Cash and cash equivalents	$429,299	$196,857
Accounts receivable	404,624	465,780
Inventory	223,696	494,737
Prepaid expenses	209,801	141,397

Total current assets	1,267,420	1,298,771

PROPERTY AND EQUIPMENT	205,163	302,887

OTHER ASSETS	312,603	279,139

Total assets	$1,785,186	$1,880,797

See Notes to Consolidated Financial Statements

GENELINK, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
December 31, 2010 and 2009

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIENCY)

	2010	2009

CURRENT LIABILITIES
Current maturity of long-term debt	$27,504	$36,079
Accounts payable and accrued expenses	1,231,240	1,189,709
Accrued compensation	207,840	206,272
Deferred revenue	254,667	277,132
Loans payable	10,000	18,000
Total current liabilities	1,731,251	1,727,192

Convertible secured promissory notes payable, net of debt issuance and stock conversion discounts	951,503	893,395

Total liabilities	2,682,754	2,620,587

STOCKHOLDERS’ EQUITY (DEFICIENCY)
Common stock, par value $0.01 per share; authorized: 250,000,000 and 250,000,000 shares as of December 31, 2010 and 2009, respectively; issued: 155,373,185 and 118,861,347 shares as of December 31, 2010 and 2009, respectively; outstanding: 151,014,026 and 114,502,536 shares as of December 31, 2010 and 2009, respectively	1,553,732	1,188,617
Additional paid in capital	14,863,493	12,969,561
Stock warrants	3,686,077	3,656,227
Accumulated deficit	(20,448,635)	(18,001,960)
Treasury stock, 4,359,159 shares as of
December 31, 2010 and 2009, at cost	(552,235)	(552,235)

Total stockholders’ equity (deficiency)	(897,568)	(739,790)

Total liabilities and stockholders’ equity (deficiency)	$1,785,186	$1,880,797

See Notes to Consolidated Financial Statements

GENELINK, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
Years Ended December 31, 2010 and 2009

	2010	2009

Revenues	$7,839,972	$8,561,455

Cost of goods sold	2,842,605	3,654,745

Gross profit	4,997,367	4,906,710

Expenses:
Selling, general and administrative	7,116,754	7,324,149
Research and development	50,511	44,788

	7,167,265	7,368,937

OPERATING LOSS	(2,169,898)	(2,462,227)

OTHER EXPENSES
Amortization and depreciation	126,683	125,622
Interest expense	150,094	128,904

	276,777	254,526

NET LOSS BEFORE PROVISION FOR INCOME TAXES	(2,446,675)	(2,716,753)

PROVISION FOR INCOME TAXES	0	0

NET LOSS	(2,446,675)	(2,716,753)

Loss per share, basic and diluted:	$(0.02)	$(0.03)

Weighted average common shares and diluted potential common shares	134,804,662	111,837,694

See Notes to Consolidated Financial Statements

GENELINK, INC. AND SUBSIDIARIES
Consolidated Statements of Changes in Stockholders' Equity (Deficiency)
YEARS ENDED DECEMBER 31, 2010 AND 2009

				ADDITIONAL
	COMMON STOCK		TREASURY	PAID IN	STOCK	ACCUMULATED
	SHARES	AMOUNT	STOCK	CAPITAL	WARRANTS	DEFICIT	TOTAL
Balance, December 31, 2008	104,560,943	$1,045,613	$(552,235)	$12,235,833	$2,608,240	$(15,285,207)	$52,244

Issuance of stock warrants related to convertible secured promissory notes					175,342		175,342
Stock conversion discount related to convertible secured promissory notes				150,000			150,000
Stock warrants issued for fundraising services				(272,730)	272,730		0
Issuance of common stock and warrants pursuant to private placement offerings	14,105,000	141,050		951,309	318,141		1,410,500
Commissions paid for fundraising costs				(124,320)			(124,320)
Fair value of vested stock warrants					225,617		225,617
Exercise of stock warrants	23,404	234		6,109	(6,343)		0
Issuance of common stock for services	172,000	1,720		23,360			25,080
Issuance of stock warrants for services					62,500		62,500
Net loss						(2,716,753)	(2,716,753)
	14,300,404	143,004		733,728	1,047,987	(2,716,753)	(792,034)
Balance, December 31, 2009	118,861,347	$1,188,617	$(552,235)	$12,969,561	$3,656,227	$(18,001,960)	$(739,790)

Stock warrants issued for fundraising services				(156,110)	156,110		0
Issuance of common stock pursuant to private placement offerings	33,530,345	335,302		1,248,198	128,000		1,711,500
Conversion of accrued consulting fees to common stock	1,300,000	13,000		52,000			65,000
Commissions incurred for fundraising costs				(81,987)			(81,987)
Fair value of vested stock warrants					220,617		220,617
Issuance of common stock for services	1,681,490	16,813		133,331			150,144
Issuance of stock warrants for services					223,623		223,623
Cancellation of stock warrants				698,500	(698,500)		0
Net loss						(2,446,675)	(2,446,675)
	36,511,838	365,115		1,893,932	29,850	(2,446,675)	(157,778
Balance, December 31, 2010	155,373,185	$1,553,732	$(552,235)	$14,863,493	$3,686,077	$(20,448,635)	$(897,568)

See Notes to Consolidated Financial Statements

GENELINK, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31, 2010 and 2009

	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(2,446,675)	$(2,716,753)
Adjustments to reconcile net loss to net cash used in
operating activities:
Depreciation and amortization	126,683	125,622
Amortization of discounts on loans payable	58,107	48,735
Common stock issued for services	150,144	25,080
Fair value of options granted for services	444,242	288,117
Changes in assets and liabilities:
Accounts receivable	61,156	247,785
Inventory	271,041	244,778
Prepaid expenses	(68,404)	(87,709)
Other assets	(33,750)	16,408
Deferred revenue	(22,465)	115,405
Accounts payable and accrued expenses	41,531	(844,613)
Accrued compensation	1,568	(12,392)
Net cash used in operating activities	(1,416,822)	(2,549,537)
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(28,673)	(120,243)
Patent acquisition costs	0	(550)
Net cash used in investing activities	(28,673)	(120,793)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from convertible notes payable	0	1,250,000
Proceeds from insurance notes payable	99,834	95,460
Proceeds from issuance of common stock and warrants, net	1,711,500	1,410,500
Principal payments on capital lease obligations	0	(36,177)
Principal payments on note payable	(91,409)	(83,473)
Commissions paid for fundraising costs	(41,988)	(204,320)
Net cash provided by financing activities	1,677,937	2,431,990

See Notes to Consolidated Financial Statements

GENELINK, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31, 2010 and 2009

	2010	2009

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	232,442	(238,340)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	196,857	435,197

CASH AND CASH EQUIVALENTS, END OF PERIOD	$429,299	$196,857

SUPPLEMENTARY DISCLOSURES OF CASH FLOW INFORMATION
Cash payments for interest	$6,609	$0
Non-cash financing transactions:
Common stock issued for services	$150,144	$25,080
Stock warrants granted for services	$444,240	$62,500
Common stock and warrants granted for fundraising	$156,110	$272,729
Conversion of accrued consulting fees to common stock	$65,000	$0

See Notes to Consolidated Financial Statements

GENELINK, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2010 AND 2009

Note 1.             Organization

GeneLink, Inc. (the “Company”) and its subsidiaries, Dermagenetics, Inc., GeneWize Life Sciences, Inc. and Helix Health Solutions LLC operate in Florida.  The Company was organized under the laws of the Commonwealth of Pennsylvania and Dermagenetics, Inc. and GeneWize Life Sciences, Inc. were organized under the laws of the State of Delaware.  Helix Health Solutions, LLC was organized under the laws of the State of Florida. The Company is the successor to a Delaware corporation organized under the same name on September 21, 1994.  The Company’s offices are located in Longwood, Florida.

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

On May 1, 2007, the Company received a U.S. patent for its proprietary method for assessing skin health in humans. The Company also developed and received a patent on a DNA Collection Kit® for the collection of DNA specimens of clients.  The kit is classified as a non-medical device.

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

On December 12, 2007, the Company formed a new wholly owned subsidiary, GeneWize Life Sciences, Inc., to develop and operate its direct sales efforts.  GeneWize is the first direct selling company to focus exclusively on marketing nutritional supplements and skin care products specifically tailored to an individual’s genetic makeup.

GeneWize’s product offering in 2010 consisted of its foundational LifeMap Nutrition™ System and its LifeMap Me Skin Serum.  The LifeMap Nutrition™ System  and Me Skin Serum are the first comprehensive system of personalized nutritional supplements and skin products manufacturing based on GeneLink’s genetic testing.  GeneLink’s patented pending assessments, such as GeneLink Healthy Aging Assessment™ and Oxidative Stress, form the foundation science for GeneWize’s proprietary solutions.  Genetic assessment results drive a proprietary formulation with a assessment report linked to an individual “titration matrix.”  In order to help compensate for any predicted deficiencies, “genetically selected ingredients” (SNPboosts™, or “snip boosts”) are blended into an individual nutritional or skin formulation.  Thus, each product is individually manufactured for just that customer.

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

Accounts Receivable:

Accounts receivable include amounts due from credit card service partners, including any holdbacks or reserves, and to a lesser degree trade accounts receivable.  A provision may be made for estimated bad trade debts based on management's estimate of the amount of possible credit losses in the Company's existing trade accounts receivable. As of December 31, 2009 and 2008, the Company has not recorded any reserve for bad debts from trade or credit receivables.

Intangible Assets and Amortization of Patents:

Legal and professional fees and expenses in connection with the filing of patent and trademark applications have been capitalized and are amortized over fifteen years on a straight-line basis.  The Company has filed for and has patents pending in the USA and foreign countries on its method of DNA gathering.  The Company also filed for and has patents pending on its three proprietary genetic indicator tests.  The Company has a registered trademark for its name, logo, and the name "DNA Collection Kit®."  In March 2001, the Company reached a Notice of Allowance of Patent on its method of DNA gathering, and has received trademark protection for its name, logo, and the name “DNA Collection Kit®."

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

Inventory:

Inventory consists primarily of raw materials products for the custom nutritional and skincare products sold by the Company. Other inventories include marketing materials for distribution as well as DNA collection kits.  Inventory is valued at the lower of cost (using the first-in, first-out method) or market.  The shelf life of inventory items is generally one year.

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

Long lived assets:

The Company reviews for the impairment of long-lived assets and certain identifiable intangibles whenever events or changes indicate that the carrying amount of an asset may not be recoverable.  An impairment loss would be recognized when estimated future cash flows expected to result from the use of an asset and its eventual disposition are less than its carrying amount.  The Company has not identified any such impairment losses during the years ended December 31, 2010 and 2009.

Per share data:

Effective November 12, 1998, the Company adopted FASB Accounting Standards Codification Topic 260 guidance regarding earnings per share that establish standards for computing and presenting earnings per share (EPS).  This standard replaces the presentation of primary EPS with a presentation of basic EPS.  Additionally, it requires dual presentation of basic and diluted EPS for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the diluted EPS computation.  Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock.  Diluted EPS for 2010 and 2009 excludes any effect from such securities, as their inclusion would be antidilutive.

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

Reclassifications:

Certain amounts in the prior year's financial statement have been reclassified to conform with the current year's presentation.

Note 3.             Property and Equipment

As of December 31, 2010 and 2009, property and equipment consisted of the following:

	2010	2009

Office furniture and equipment	$84,250	$81,050
Equipment	182,475	157,003
Leasehold improvements	6,781	6,781
Software	342,563	342,563
	616,069	587,397
Less accumulated depreciation
and amortization	(410,906)	(284,510)

	$205,163	$302,887

Depreciation expense was $126,396 and $99,342 for the years ended December 31, 2010 and 2009, respectively.

Note 4.             Other Assets

As of December 31, 2010 and 2009, other assets consisted of the following:

	2010	2009

Patents, trademarks, and other IP	$410,036	$395,035
Deposits	33,443	14,693
Less accumulated amortization	(130,876)	(130,589)

	$312,603	$279,139

Amortization expense was $287 and $26,280 for the years ended December 31, 2010 and 2009, respectively. Patents, trademarks, and other IP had been over-amortized in previous periods. Amortization was corrected for Fiscal 2010.

The future estimated minimum amortization expense that will be charged to operations as of December 31, 2010 is as follows:

Year ending
December 31,
2011	$29,247
2012	29,081
2013	29,081
2014	29,081
2015	28,831
Thereafter	133,839
$279,160

Note 5.             Income Taxes

At December 31, 2010 and 2009, the Company had federal and state tax net operating loss carry forwards of approximately $24,700,000 and $22,300,000, respectively.  The difference between the operating loss carry forwards on a tax basis and a book basis is due principally to differences in depreciation, amortization, and treatment of stock options.  The federal carry forwards begin to expire in 2009 and the state carry forwards began to expire in 2003.

The Company had a net deferred tax asset of $4,940,000 and $4,460,000 at December 31, 2010 and 2009, respectively, primarily from net operating loss carry forwards.  A valuation allowance was recorded to reduce the net deferred tax asset to zero.  The deferred tax asset valuation allowance increased $480,000 for the year ended December 31, 2010 and $550,000 for the year ended December 31, 2009.

The federal income tax returns of the Company for 2007, 2008 and 2009 are subject to examination by the IRS, generally for three years after they were filed.

Note 6.            Stockholders' Equity

Common Stock

During 2010, the Company sold an aggregate of 35,330,000 of shares of Common Stock in private offerings, predominantly at a price of $0.05 per share. The shares of Common Stock were sold to accredited investors only in reliance upon the exemption provided in Section 4(2) of the Securities Act of 1933, as amended (the “Securities Act”), and/or Rule 506 of Regulation D promulgated under the Securities Act.  No form of general solicitation or general advertising was conducted in connection with the issuances of the shares and the shares were offered and sold only to accredited investors.  The shares of Common Stock contain restrictive legends preventing the sale, transfer or other disposition of such shares, unless registered under the Securities Act, or sold pursuant to an exemption therefrom.

The Company incurred a total of $79,120 and issued warrants to acquire 2,378,000 shares of Common Stock at an exercise price of $0.05 per share and warrants to acquire 10,000 shares of Common Stock at an exercise price of $0.15 per share to First Equity Capital Securities, Inc., as placement agent, in connection with the sale of some of the shares of Common Stock listed above.  Kenneth R. Levine, a holder of more than five percent of the equity securities of the Company, is an officer and owner of First Equity Capital Securities, Inc.

During the nine months ended September 30, 2009 the Company sold an aggregate of 10,140,000 shares of common stock in private offerings at a price of $0.10 per share. During the quarter ended December 31, 2009, the Company sold an aggregate of $396,500 of units (the “Units) at a price of $0.10 per Unit, each Unit consisting of 1 share of Common Stock of the Company and a ½ of a warrant to acquire one share of Common Stock of the Company at a price of $0.15 per share.  The Shares and Units were sold to accredited investors only in reliance upon the exemption provided in Section 4(2) of the Securities Act and/or Rule 506 of Regulation D promulgated under the Securities Act.  No form of general solicitation or general advertising was conducted in connection with the issuances of the Units and the Units were only offered and sold to accredited investors.  Each of the shares of Common Stock and Warrants comprising the Units contains restrictive legends preventing the sale, transfer or other disposition of such shares of Common Stock and Warrants, unless registered under the Securities Act, or pursuant to an exemption therefrom.

The Company incurred a total of $72,500 and issued warrants to acquire 907,750 shares of Common Stock at an exercise price of $0.10 per share, warrants to acquire 37,500 shares of Common Stock at an exercise price of $0.11 per share and warrants to acquire 111,625 shares of Common Stock at an exercise price of $0.15 per share to First Equity Capital Securities, Inc., as placement agent, in connection with the sale of shares and Units listed above.

In 2009, the Company issued $1,250,000 in principal amount of convertible secured promissory notes (the “Convertible Notes”) to accredited investors.  Holders of the Convertible Notes will received one and one-half (1½) warrants to acquire shares of common stock (“Common Stock”) of the Company for each $1.00 of Convertible Notes acquired by such holders.  An aggregate of 1,875,000 warrants were issued in connection with the Convertible Notes. The warrants are exercisable on or before February 26, 2014.  The Convertible Notes mature on February 26, 2014 and bear interest at the rate of 8% per year through February 26, 2011 and thereafter bear interest at the rate of 10% per year.  The Convertible Notes may not be prepaid without the approval of the holders of the Convertible Notes. The Convertible Notes are convertible at the option of the holders of the Convertible Notes.  A mandatory conversion of the Convertible Notes will occur if after the Initial Conversion Date the closing price of the Common Stock of the Company is at least $0.50 per share for 30 consecutive trading days. The conversion price for the Convertible Notes is $0.10 per share, subject to adjustment in the event of a stock split, combination, reclassification, reorganization or similar event. The Convertible Notes and warrants were sold to accredited investors only in reliance upon the exemption provided in Section 4(2) of the Securities Act and/or Rule 506 of Regulation D promulgated under the Securities Act.  No form of general solicitation or general advertising was conducted in connection with the issuances of the Convertible Notes and warrants and the Convertible Notes and warrants were only offered and sold to accredited investors.  Each Convertible Note and warrant contains restrictive legends preventing the sale, transfer or other disposition of such Convertible Notes and warrants, unless registered under the Securities Act, or pursuant to an exemption therefrom.

During 2009, 50,000 warrants were exercised with the Company receiving proceeds of $12,500.

During 2010, the Company converted $65,000 in accrued consulting fees into 1,300,000 shares of common stock.

During the years ended December 31, 2010 and 2009, commissions paid for fundraising costs charged to additional paid in capital stock was $124,320 and $81,987, respectively

During the years ended December 31, 2010 and 2009, the fair value of vested stock warrants was $225,617 and $220,617, respectively.

The Company issued 1,681,490 and 172,000 shares of common stock for services rendered, valued at $150,144 and $25,080 for the years ended December 31, 2010 and 2009, respectively.

During the years ended December 31, 2010 and 2009, the Company issued $223,623 and $62,500, respectively, in stock warrants for services.

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

A summary of the status of the Company’s stock options and warrants as of December 31, 2010 and 2009, and changes during the years ending of those dates are presented below:

	2010		2009
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Options/Warrants outstanding at beginning of year	32,009,206	$0.16	23,023,331	$0.17
Granted	11,845,584	$0.08	9,310,875	$0.12
Exercised	-		(50,000)	$0.25
Expired	(250,000)	$0.20	(125,000)	$0.20
Cancelled	(12,116,666)	$0.40	(150,000)	$0.15
Options/Warrants outstanding at end of year	31,488,124	$0.19	32,009,206	$0.16
Options/Warrants exercisable at end of year	24,321,958		24,002,535
Weighted average fair value of options granted during the year	$0.09		$0.10

The following table summarizes information about stock options and warrants outstanding at December 31, 2010:

Exercise Price	Number Outstanding at 12/31/10	Weighted Average Remaining Contractual Life (Years)	Exercisable Option/Warrants
$0.04	4,000	3.0	-
$0.05	4,105,000	2.8	4,103,000
$0.06	6,000	2.7	-
$0.07	2,000	2.7	-
$0.075	2,310,200	4.8	2,310,200
$0.08	9,012,000	8.5	5,587,500
$0.09	17,000	2.5	-
$0.10	5,212,383	2.5	5,143,383
$0.11	3,733,750	3.9	3,733,750
$0.12	2,200,000	7.6	1,525,000
$0.13	275,000	9.1	25,000
$0.15	2,094,125	3.9	2,094,125
$0.16	25,000	8.4	25,000
$0.50	2,491,666	7.6	125,000
	31,488,124	5.5	24,321,958

Stock options were valued using a lattice model approach.  Significant assumptions used to calculate the fair value of all options issued for services are as follows:

Risk free interest rate of return	4.5 - 5%
Expected option life	5 - 10 yrs.
Expected dividends	$0.00
Expected volatility	131 - 146%

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

	2010	2009

Net loss	$(2,446,675)	$(2,716,753)

Weighted average number of common shares
outstanding for computing basic earnings per share	134,804,662	111,837,694
Dilutive effect of warrants and stock options after
application of the treasury stock method	-	-
Weighted average number of common shares out-
standing for computing diluted earnings per share	134,804,662	111,837,694

Net loss per share - basic and diluted	$(0.02)	$(0.03)

The following common stock equivalents are excluded from the earnings per share calculation as their effect would have been antidilutive:

	Years Ended December 31
	2010	2009

Warrants and stock options	31,488.124	32,009,206

Note 8.             Advertising

The Company expenses the production costs of advertising when incurred.  Advertising expense was $47,947 and $3,575 for the years ended December 31, 2010 and 2009, respectively.

Note 9.             Rent

The Company leases its offices in Longwood, Florida.   The lease is for a term of one years, ending December 2011, and provides for monthly rental payments of $5,141.

The future minimum lease payments that will be charged to operations as of December 31, 2010 is as follows:

Year ending
December 31,
2010	$61,688

$61,688

Note 10.           Related Party Transactions and Convertible Secured Promissory Notes

During 2010, the Company sold an aggregate of 35,330,000 of shares of Common Stock in private offerings, predominantly at a price of $0.05 per share. The Company incurred a total of $79,120 and issued warrants to acquire 2,378,000 shares of Common Stock at an exercise price of $0.05 per share and warrants to acquire 10,000 shares of Common Stock at an exercise price of $0.15 per share to First Equity Capital Securities, Inc., as placement agent, in connection with the sale of some of the shares of Common Stock listed above.  Kenneth R. Levine, a holder of more than five percent of the equity securities of the Company, is an officer and owner of First Equity Capital Securities, Inc.

During the nine months ended September 30, 2009 the Company sold an aggregate of 10,140,000 shares of common stock in private offerings at a price of $0.10 per share. During the quarter ended December 31, 2009, the Company sold an aggregate of $396,500 of units (the “Units) at a price of $0.10 per Unit, each Unit consisting of 1 share of Common Stock of the Company and a ½ of a warrant to acquire one share of Common Stock of the Company at a price of $0.15 per share.  The Company incurred a total of $72,500 and issued warrants to acquire 907,750 shares of Common Stock at an exercise price of $0.10 per share, warrants to acquire 37,500 shares of Common Stock at an exercise price of $0.11 per share and warrants to acquire 111,625 shares of Common Stock at an exercise price of $0.15 per share to First Equity Capital Securities, Inc., as placement agent, in connection with the sale of shares and Units listed above.

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

In 2009, a family trust of which Robert Hoekstra, a director of the Company, is a trustee, acquired 1,050,000 shares in an offering for a purchase price of $105,000.

Short Term Loans Payable

As of December 31, 2009, the Company has various shareholders of the Company who provided short term obligations, as follows:

	2010	2009
Note payable, due no specific maturity with
no stated interest. All interest and principal
due at maturity.	$10,000	$10,000
Note payable, no specific maturity with no stated
Interest. All interest and principal
due at maturity.	0	8,000

	10,000	18,000
Less: Discount for warrants issued	(-)	(-)

Total short term loans payable	$10,000	$18,000

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

On January 18, 2011, Dr. Ricciardi chose to apply and convert to common stock his accrued compensation of $90,000 to 1,800,000 shares in the Confidential Private Placement.

Convertible Secured Promissory Notes Payable

As of December 31, 2010, the Company had various shareholders of the Company who provided convertible secured promissory note obligations, as follows:

	2010	2009
Notes payable, due February 26, 2011 with interest at 8% through February 11, 2011 and thereafter at 10%. All interest and principal due at maturity. All Company assets pledged as collateral.	$1,250,000	$1,250,000

	1,250,000	1,250,000

Less: Debt issue discount	202,533	230,891
Less: Stock conversion discount	95,964	125,714
Total short term loans payable	$951,503	$893,395

In connection with issuance of the convertible secured promissory notes, the Company has recognized a debt issuance discount as of December 31, 2010 and 2009 of $230,891 and $230,891, respectively, that is being amortized over the term of the notes.  As of December 31, 2010 and 2009, the unamortized debt issuance discount is $202,533 and $230,891, respectively.

In connection with issuance of the convertible secured promissory notes, the Company has recognized a stock conversion discount as of December 31, 2010 and 2009 of $125,714 and $125,714, respectively, that is being amortized over the term of the notes.  As of December 31, 2010 and 2009, the unamortized stock conversion discount is $95,964 and $125,714, respectively.

Interest expense related to notes payable is $120,243 and $120,243 for the years ended December 31, 2010 and 2009, respectively.

Note 11.   Segment Information

The Company distinguishes its two main operating segments by entity and the types of products they sell.

The following table sets forth the net revenues, operating expenses and pre-tax earnings of our segments for the year ended December 31, 2010 and 2009, including intercompany activity of $612,259 and $366,859, respectively:

	GeneLink	Dermagenetics	GeneWize Life Sciences	Helix Health
	Inc.	Inc	Inc.	Solutions, Inc.
2010
Net Revenues	$613,009	$0	$7,832,795	6,427

Operating expenses	2,916,569	-6,595	7,986,823	3,715

Other income	785	0	821	0

Pre-tax earnings (loss)	(2,302,775)	6,595	(153,207)	2,712

2009
Net Revenues	$432,756	$69,892	$8,425,667	$0

Operating expenses	1,919,909	15,916	9,715,494	0

Other income	2,778	0	3,473	0

Pre-tax earnings (loss)	(1,484,375)	53,976	(1,286,354)	0

Note 12.   Going Concern

The Company's financial statements are prepared using generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  The Company incurred a net loss of $2,446,675 and $2,716,753 for the years ended December 31, 2010 and 2009, respectively.  The Company reported a deficit of $20,448,635 and $18,001,960 as of December 31, 2010 and 2009, respectively.  The Company has announced marketing plans to enhance sales and, as a result, management believes that they will be able to generate sufficient revenue and cash flow for the Company to continue as a going concern.  Should the Company be unable to continue as a going concern, assets and liabilities would require restatement on a liquidation basis that would differ materially from the going concern basis.

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

By Order dated March 30, 2011, the Supreme Court for the Eastern District of Pennsylvania denied the Petition for Allowance of Appeal in the case of John R. Dephillipo and Maria Dephillipo.

Note 14.   Quarterly Results of Operations (unaudited)

Below is a summary of the quarterly results of operations for each quarter of the years ended December 31, 2010 and 2009:

2010	First	Second	Third	Fourth
Sales	$2,221,111	$2,019,066	$1,877,136	$1,722,659
Gross profit	1,370,033	1,296,423	1,253,379	1,077,532
Net income (loss)	(518,927)	(571,068)	(822,970)	(533,710)

Net income (loss) per
common share	(0.004)	(0.004)	(0.010)	(0.006)

2009	First	Second	Third	Fourth
Sales	$1,972,038	$2,113,177	$2,134,504	$2,341,736
Gross profit	997,264	1,175,645	1,265,176	1,468,625
Net income (loss)	(560,229)	(820,634)	(783,794)	(552,093)

Net income (loss) per
common share	(0.010)	(0.010)	(0.006)	(0.006)

Note 15.      Subsequent Events

From January 1, 2011 through March 31, 2011, the Company issued $428,000 of units at a price of $0.05 per unit, each unit consisting of shares of Common Stock.  A total of 8,560,000 shares of Common Stock were issued to investors. The Company incurred a total of $19,320 in placement fees and expenses and issued warrants to acquire 483,000 shares of Common Stock at an exercise price of $0.05 per share to First Equity Capital Securities, Inc., as placement agent, in connection with the sale of some of these units.

On March 25, 2011, the Company received interrogatories and a request to produce documents from the FTC as part of its investigation into unnamed persons engaged directly or indirectly in the advertising or marketing of dietary supplements, foods, drugs, devices, or any other product or service intended to provide a health benefit or to affect the structure or function of the body. The Company intends to comply fully with this request.

By Order dated March 30, 2011, the Supreme Court for the Eastern District of Pennsylvania denied the Petition for Allowance of Appeal in the case of John R. Dephillipo and Maria Dephillipo.

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

With the participation of management, the Company’s Chief Executive Officer and Principal Financial Officer evaluated the effectiveness of the design and operation of its disclosure controls and procedures at the conclusion of the fiscal quarter ended December 31, 2010.  Based upon this evaluation, the Chief Executive Officer and Principal Financial Officer concluded that the Company’s disclosure controls and procedures were effective in ensuring that material information required to be disclosed is included in the reports that it files with the Securities and Exchange Commission.

Change In Internal Controls

There were no changes in the Company’s internal controls over financial reporting or, to the knowledge of the Company’s management, in other factors that have materially affected or are reasonably likely to materially affect internal controls over financial reporting during the fiscal quarter ended December 31, 2010.

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

Management assessed the Company’s internal control over financial reporting as of December 31, 2010 using the criteria for effective control over financial reporting established in “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on this assessment, management believes that, as of December 31, 2010, the Company maintained effective internal control over financial reporting.

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

Code of Ethics

We adopted a Code of Ethics within the meaning of Item 406(b) of SEC Regulation S-K.  This Code of Ethics applies to our principal executive officer, principal financial officer and principal accounting officer.  This Code of Ethics is publicly available on our website.  If we make substantive amendments to this Code of Ethics or grant any waiver, including any implicit waiver, we will disclose the nature of such amendment or waiver on our website or in a report on Form 8-K within four days of such amendment or waiver.

Audit Committee Financial Expert

Our Board of Directors has determined that at least one person serving on the Audit Committee is an “audit committee financial expert” as defined under Item 407(d)(5) of SEC Regulation S-K.  Our Board of Directors has determined that Douglas Boyle, the Chair of the Audit Committee, is an “audit committee financial expert” and is independent as defined under applicable SEC and Nasdaq rules.

The other information required by this Item will be included in and is incorporated herein by reference from our definitive proxy statement for our 2011 Annual Meeting of Stockholders to be held on May 20, 2011 to be filed with the SEC pursuant to Regulation 14A within 120 days after the end of our 2010 fiscal year, or our Proxy Statement.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this Item will be included in and is incorporated herein by reference from our Proxy Statement.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item will be included in and is incorporated herein by reference from our Proxy Statement.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by this Item will be included in and is incorporated herein by reference from our Proxy Statement.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item will be included in and is incorporated herein by reference from our Proxy Statement.

ITEM 15.	EXHIBITS

(1)	Financial Statements. The financial statements required to be filed are presented beginning on page 44.

(2)	Exhibits. The following Exhibits have been filed pursuant to Item 601 of Regulation S-K.

Exhibit Number	Description

21	Subsidiaries of the Registrant

31.1	Certification of Chief Executive Officer and Interim Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with Section 12 of the Securities Exchange Act of 1934, the registrant caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

GENELINK, INC.
Registrant

Date: April 1, 2011	/s/Bernard L. Kasten, Jr., M.D.
Bernard L. Kasten, Jr., M.D.
Chief Executive Officer

In accordance with the Exchange Act this report has been signed below by the following persons on behalf of the registrant and in the capacities and the dates indicated.

Signatures	Capacity	Date

/s/ Bernard L. Kasten, Jr., M.D.	Principal Executive Officer, Principal	April 1, 2011
Bernard L. Kasten, Jr., M.D.	Financial Officer, Principal Accounting Officer and Director

/s/ Douglas M. Boyle	Director	April 1, 2011
Douglas M. Boyle

/s/ Robert Hoekstra	Director	April 1, 2011
Robert Hoekstra
	Director	April 1, 2011
/s/ James Monton
James Monton

/s/ Robert P. Ricciardi	Director	April 1, 2011
Robert P. Ricciardi, Ph.D.