Form 10-Q
period 2011-03-31
GENELINK INC
filed 2011-05-16
CIK 941020

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

Number of Shares of Common Stock Outstanding on May 16, 2011	162,074,026

PART I.          FINANCIAL INFORMATION

		Page
ITEM 1	Financial Statements.

	Consolidated Balance Sheets at March 31, 2011 (unaudited) and December 31, 2010	3

	Consolidated Statements of Income (unaudited) for the three months ended March 31, 2011 and 2010	4

	Consolidated Statements of Cash Flows (unaudited) for the three months ended March 31, 2011 and 2010	5-6

	Notes to Consolidated Financial Statements	7-9

GENELINK, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	(Unaudited) March 31, 2011	December 31, 2010
ASSETS
Current Assets
Cash and cash equivalents	$227,073	$429,299
Accounts receivable	397,220	404,624
Inventory	338,393	223,697
Prepaid expenses	261,329	243,244
Total current assets	1,224,014	1,300,864

Property and equipment, net	175,383	205,163
Acquired Intangible Assets, net	271,846	279,159
Other assets	2,540	0
Total assets	$1,673,784	$1,785,186

LIABILITIES

Current maturity of long-term debt	$12,414	$27,503
Accounts payable and accrued expenses	1,326,570	1,292,480
Accrued compensation	17,300	146,600
Deferred revenue	275,341	254,668
Loans payable	10,000	10,000
Total current liabilities	1,641,625	1,731,250

Convertible promissory notes payable, net of issuance of debt and stock conversion discounts	965,576	951,503
Total liabilities	$2,607,201	$2,682,754
SHAREHOLDERS’ EQUITY (DEFICIENCY)
Common stock, $.01 par value, 250,000,000 shares authorized as of March 31, 2011 and December 31, 2010; 164,933,185 shares and 155,373,185 shares issued as of March 31, 2011 and December 31, 2010, respectively;160,574,026 shares and 151,014,026 shares outstanding as of March 31, 2011 and December 31, 2010, respectively	1,649,332	1,553,732
Additional paid in capital	15,188,113	14,863,493
Stock warrants	3,798,467	3,686,077
Accumulated deficit	(20,017,094)	(20,448,635)
Treasury stock, 4,359,169 shares as of March 31, 2011 and December 31, 2009, at cost	(552,235)	(552,235)
Total shareholders’ equity (deficiency)	(933,417)	(897,568)
Total liabilities and shareholders’ equity (deficiency)	$1,673,784	$1,785,186

The accompanying notes are an integral part of the consolidated financial statements

GENELINK, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

Three months ended March 31,	2011	2010

REVENUE	$1,400,187	$2,221,111

COSTS OF GOODS SOLD	500,408	851,078

GROSS PROFIT	899,779	1,370,033

EXPENSES
Selling, general and administrative	1,378,806	1,815,582
Research and development	9,024	968
	1,387,830	1,816,550

OPERATING LOSS	(488,051)	(446,517)

OTHER EXPENSES
Amortization and depreciation	38,783	37,964
Interest expense	41,625	36,321

	80,408	74,285

NET LOSS BEFORE PROVISION FOR INCOME TAXES	(568,459)	(520,802)

PROVISION FOR INCOME TAXES	0	0

NET LOSS	$(568,459)	$(520,802)

NET LOSS PER SHARE, BASIC & DILUTED	$(0.004)	$(0.004)

Weighted average common shares and diluted potential common shares	157,145,518	119,146,695

The accompanying notes are an integral part of the consolidated financial statements

GENELINK, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

Three months ended March 31	2011	2010

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(568,459)	$(520,802)
Adjustments to reconcile net loss to net cash used by operating activities
Depreciation and amortization	38,783	37,964
Amortization of discounts on loans payable	14,073	14,621
Common stock issued for services	27,000	0
Fair value of options granted for services	62,330	25,000
Changes in operating assets and liabilities
Accounts receivable	7,404	(46,181)
Inventory	(114,696)	152,508
Prepaid expenses	(18,085)	8,915
Other assets	(2,540)	0
Accounts payable and accrued expenses	(34,090)	112,719
Accrued compensation	(39,300)	68,627
Deferred revenue	20,673	34,873

Net cash used in operating activities	(538,727)	(109,881)

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(1,690)	(23,570)
Patent acquisition costs	0	0

Net cash used in investing activities	(1,690)	(23,570)

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from issuance of common stock and warrants, net	373,000	245,000
Principal payments on note payable	(15,089)	(21,497)
Commissions paid for fundraising costs	(19,720)	(17,836)

Net cash provided by financing activities	338,191	205,667

The accompanying notes are an integral part of the consolidated financial statements

GENELINK, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

Three months ended March 31	2011	2010

NET INCREASE(DECREASE) IN CASH AND CASH EQUIVALENTS	(202,226)	72,216

Cash and cash equivalents, beginning of period	429,299	196,857

Cash and cash equivalents, end of period	$227,073	$269,073

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for interest	$5,456	$5,926

Non-cash investing and financing transactions:
Stock warrants granted for services	$62,330	$51,500
Stock warrants granted for fundraising	$50,000	$223,653
Common stock issued for services	$27,000	$15,000

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

The Company has also developed proprietary SNP-based genetic profiles named GeneLink Nutragenetic Profile™ and Dermagenetics® profiles.  These profiles provide a means of assessing an individual's inherent genetic capacity to combat such conditions as oxidative stress and other important selected areas of physiologic health. The profiles, for example, can measure a person's potential to efficiently control oxygen free radical damage, eliminate hydrogen peroxide, protect and repair oxidized phospholipids and destroy harmful environmental compounds.  The Company's profile assessment enables nutritional and skin care companies and health care professionals to recommend a specific and targeted regime of antioxidant vitamins, nutrients or skin care formulations that have been specifically designed to compensate for identified deficiencies.

On August 1, 2008, GeneWize Life Sciences, Inc., held its grand opening launch conference with over 1,600 participants from around the country.  GeneWize is the first direct selling company to focus exclusively on marketing nutritional supplements and skin care products specifically tailored to an individual’s genetic makeup.

Genetic assessment results drive an analysis that generates a nutritional or skin assessment linked to a proprietary titration- matrix custom recipe for each customer. In order to help compensate for any anticipated need for additional supplementation, genetically-indicated ingredients and nutrients (SNPboostTM, or “snip boosts”) are blended into a comprehensive base formulation. Thus, each customer’s product is individually custom manufactured each month.

GeneWize’s foundational product offerings consist of its GeneWize Me Made Exclusively™ Nutrition System and its Me Made Exclusively™ Skin Serum.  The Me Made Exclusively ™ Nutrition System and Me Made Exclusively™ Skin Serum are the first systems of personalized nutritional supplements and skin products manufacturing based on GeneLink’s genetic testing.  GeneLink’s patented pending assessments, such as GeneLink Healthy Aging Assessment™ and Oxidative Stress, form the foundation science for GeneWize’s proprietary solutions.  Genetic assessment results drive a proprietary formulation with an assessment report linked to an individual “titration matrix.”  In order to help compensate for any predicted deficiencies, “genetically selected ingredients” (SNPboosts™, or “snip boosts”) are blended into an individual nutritional or skin formulation.  Thus, each product is individually manufactured for just that customer.

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

2 – BASIS OF PRESENTATION
The accompanying unaudited consolidated financial statements have been prepared by the Company in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X relating to interim financial statements.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the consolidated financial statements and notes thereto included in the Annual Report on Form 10-K of GeneLink, Inc. and Subsidiaries for the year ended December 31, 2010.

In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary to present fairly the information set forth in the accompanying consolidated financial statements have been included.  The results reported in these consolidated financial statements for the three-month period ended March 31, 2011 should not be regarded as necessarily indicative of results that may be expected for the year ended December 31, 2011.

3– STOCKHOLDERS' EQUITY TRANSACTIONS AND CONVERTIBLE SECURED PROMISSORY NOTES
During the three months ended March 31, 2011, the Company sold 8,760,000 shares of restricted Common Stock of the Company at an exercise price of $0.05 per share pursuant to a Confidential Private Offering Memorandum, and received an aggregate gross amount of $438,000

In connection with the above offering, the Company incurred a total of $19,720 in placement fees and expenses and issued warrants to acquire 493,000 shares of Common Stock at an exercise price of $0.05 per share to First Equity Capital Securities, Inc., as placement agent, in connection with the sale of some of these units. Kenneth R. Levine, a holder of more than five percent of the equity securities of the Company and a member of the Company’s Scientific Advisory Board, is an officer and owner of First Equity Capital Securities, Inc.

4-SUBSEQUENT EVENT
From April 1, 2011 through the date of this filing, the Company sold an additional 1,500,000 shares of restricted Common Stock of the Company at an exercise price of $0.05 per share pursuant to a Confidential Private Offering Memorandum, and received an aggregate amount of $75,000.00.

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

Operating results for the three-month period ended March 31, 2011 are not necessarily indicative of the results that may be expected for the full fiscal year.

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

The Company’s expansion into the bioscience field with its innovative genetic profiles help companies create and deliver customized products – personalized wellness and “quality of life” products tailored to their customer’s individual needs – based on the science of genetics, thereby allowing the consumer and/or their health care provider to determine what vitamin/nutritional supplements, skin-care products, and health care or weight loss regimens are indicated for their individual needs.

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

OVERVIEW

In the first quarter, the Company continued to develop its position as the leader in the genetically customized nutritional and personal care solutions industry.

On December 30, 2010, the Company signed a binding letter of intent with a new strategic channel partner, a company formed and led by Mr. Robert Trussell, which is focused on developing a direct response distribution channel for GeneLink assessments and products.  Mr. Trussell was the founder of Tempurpedic, Inc. and continues to serve as that company’s vice-chairman. Revenues from this agreement are anticipated to begin in the third quarter of 2011.

On March 12, 2011, the Company initiated a soft-launch of additional products through GeneWize.  New products include a DNA supportive weight management product and additional complementary skin care products which create a complete skin care regimen.  Formal launch of these products in GeneWize is expected toward the end of the second quarter of 2011.

Nearly all of the $1,400,187 of revenues realized in the first quarter of 2011 was through GeneWize, its direct selling subsidiary.  During the quarter ended March 31, 2011, GeneWize added 465 new independent sales affiliates and 160 additional non-affiliate customers.

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

On March 25, 2011, the Company received interrogatories and a request to produce documents from the FTC as part of its investigation into unnamed persons engaged directly or indirectly in the advertising or marketing of dietary supplements, foods, drugs, devices, or any other product or service intended to provide a health benefit or to affect the structure or function of the body.   The Company believes that this request is related to the July 2010 GAO report referenced above.  The Company is presently complying with their request for information.

LIQUIDITY AND CAPITAL RESOURCES

For the three months ended March 31, 2011, the Company’s primary liquidity requirements have been the funding of its sales and marketing efforts and the payment of staff compensation, operating expenses and accounts payable.

Cash and cash equivalents at March 31, 2011 amounted to $227,073 as compared to $429,299 at December 31, 2010, a decrease of $202,226.  During the first three months of 2011, the Company’s operating activities utilized $538,727, as compared to $109,881 for the first three months of 2010, an increase of $428,846.  This increase is primarily related to changes in inventory and accounts payable for the periods. In addition, cash utilized during these periods partially funded the Company’s operating losses for such periods.

Financing activities provided $373,000 in proceeds for the three month period ended March 31, 2011 as compared to $245,000 in proceeds for the three month period ended March 31, 2010, an increase of $21,880.  Financing activities during the three months ended March 31, 2011 primarily consisted of the issuance of $438,000 of restricted common stock, less costs associated with such offerings.

The Company will require approximately $2,000,000 of additional funds to further implement its sales and marketing strategy, enhancements to manufacturing, for research and development and for other working capital needs.  If the Company is not able to secure such additional required funding, it will continue to realize negative cash flow and losses and may not be able to continue operations.

COMPARISON OF THE THREE MONTHS ENDED MARCH 31, 2011 TO THE THREE MONTHS ENDED MARCH 31, 2010

Financial Condition

Assets of the Company decreased from $1,785,186 at December 31, 2010 to $1,673,784 at March 31, 2011, a decrease of $111,402.  This decrease was primarily due to a decrease in cash and cash equivalents of $202,226 offset by an increase in inventory of $114,696

Liabilities increased from $2,682,754 at December 31, 2009 to $2,607,201 at March 31, 2011, a decrease of $75,553. The decrease is attributable to the conversion of $90,000 of accrued compensation to 1,800,000 shares in the Confidential Private Placement, offset by stock conversion discounts. The $965,576 amount of convertible promissory notes payable reflected on the March 31, 2011 balance sheet is net of debt issuance costs and stock conversion discounts.  As of March 31, 2011, $1,250,000 principal amount of convertible secured promissory notes were outstanding.

Results of Operations

Revenues.  Total revenues for the three months ended March 31, 2011 were $1,400,187 as compared to $2,221,111 for the three months ended March 31, 2010, a decrease of $820,924 or 37%. The drop is largely due to a reduction in GeneWize of new affiliate enrollments which began mid-2010, attributable in largely to leadership transitions within the Company and resulting uncertainty among the independent GeneWize Affiliates sales force.  Transitions included the departure of GeneWize’s founding CEO in January 2010, departure of its founding COO in April 2010, and the appointment of a new GeneLink CEO in February.  In addition, the Company continued to feel the impact of consumer responses toward a premium-priced product in the context of ongoing public concerns of the overall economy.

Gross Profit.  Gross profit decreased from $1,370,033 for the three months ended March 31, 2010 to $899,779 for the three months ended March 31, 2011. Gross profit margin increased from 61.6% to 64.26% for the three months ended March 31, 2010 and March 31, 2011, respectively. Gross profit margins increased due to management’s continued efforts to streamline productivity and decrease production costs.

Expenses.  Expenses for the three months ended March 31, 2011 were $1,387,830 as compared to $1,816,550 for the three months ended March 31, 2010, a decrease of $428,720 or 24%. The decrease in expenses for the three months ended March 31, 2011 primarily resulted from decreased commissions as well as efforts of management to reduce overhead, including salaries, outside services for professional fees and other administrative costs.  Sales commission expenses paid to sales affiliates totaled $497,183 for the three months ended March 31, 2011, as compared to $840,829 for the three months ended March 31, 2010. Such commission expense represented 35% and 38% of Company revenues for the three months ended March 31, 2011 and 2010, respectively.

Operating Losses.  The Company incurred an operating loss of $488,051 for the three months ended March 31, 2011, as compared to an operating loss of $446,517 for the three months ended March 31, 2010, an increase of $41,534, all of which is attributable to an increase in non-cash compensation of options and stock. The loss for the three months ended March 31, 2011 and 2010 includes $89,330 and $25,000, respectively, of non-cash expenses related to stock and option grants that were issued during such quarter or that vested from prior periods.

Net Losses.  The Company incurred a net loss of $568,459 for the three months ended March 31, 2011 as compared to a net loss of $520,802 for the three months ended March 31, 2010, an increase of $47,657 or 9%. The loss for the three months ended March 31, 2011 primarily relates to the reduction in sales as noted above, yielding a lower gross profit. The reduction in gross profit was mitigated by management’s continued efforts to reduce production costs and overhead expenses which were reduced by 41% and 24%, respectively for the three months ended March 31, 2011 over the three months ended March 31, 2010.

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

Changes in Internal Control Over Financial Reporting

There has been no change in the Company’s internal control over financial reporting during the three months ended March 31, 2011 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.       OTHER INFORMATION

Item 1	LEGAL PROCEEDINGS

By Order and Opinion dated May 5, 2009 and received on May 8, 2009, the Court of Common Pleas of Pennsylvania, Philadelphia County, dismissed an action brought by Mr. DePhillipo and his wife (the "Action") in August 2008.  In the Action, the DePhillipos alleged that the Company, as well as GeneWize and several of the Company's directors, officers and representatives, defrauded them into settling a lawsuit previously commenced by Mr. DePhillipo against the Company in the Superior Court of New Jersey, Atlantic County (the "New Jersey Action").  In the Action, the DePhillipos sought the return of 3,953,000 shares of the Company's common stock sold to the Company pursuant to the settlement, allegedly worth approximately $20 million based upon an alleged value of $5.00 per share.

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

By Order dated March 30, 2011, the Supreme Court of Pennsylvania denied the DePhillipos’ Petition for Allowance of Appeal.

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

In the quarter ended March 31, 2011, the Company sold an aggregate of 8,760,000 shares of Common Stock at a price of $0.05 per share received gross proceeds of $438,000, as more fully described below.

Date	$ of Investment	Number of Shares Issued	Number of Investors
1/18/11	$115,000	2,300,000	2
1/20/11	25,000	500,000	1
1/21/11	40,000	800,000	1
1/24/11	15,000	300,000	2
1/25/11	30,000	600,000	2
1/27/11	78,000	1,560,000	3
1/28/11	55,000	1,100,000	3
1/31/11	40,000	800,000	2
2/4/11	20,000	400,000	1
2/5/11	10,000	200,000	1
3/2/11	10,000	200,000	1

Total	$438,000	8,760,000	19

Item 3	DEFAULTS UPON SENIOR SECURITIES

None.

Item 4	(REMOVED AND RESERVED)

Item 5	OTHER INFORMATION

Not applicable.

Item 6	EXHIBITS

Exhibit No.	Description

31.1	Certificate of the Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* * * * * *

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GENELINK, INC.
(Registrant)

Date: May 12, 2011	By:	s/ Bernard L. Kasten, Jr., M.D.
Bernard L. Kasten, Jr., M.D., Chief Executive Officer and Principal Financial Officer