Form 10-Q
period 2011-06-30
GENELINK INC
filed 2011-08-15
CIK 941020

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

Number of Shares of Common Stock	175,029,095
Outstanding on August 10, 2011

PART I.	FINANCIAL INFORMATION

		Page
ITEM 1	Financial Statements.

	Consolidated Balance Sheets at June 30, 2011 (unaudited) and December 31, 2010	3

	Consolidated Statements of Income (unaudited) for the three months and six months ended June 30, 2011 and 2010	4

	Consolidated Statements of Cash Flows (unaudited) for the six months ended June 30, 2011 and 2010	5-6

	Notes to Consolidated Financial Statements	7-9

GENELINK, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	(Unaudited) June 30, 2011	December 31, 2010
ASSETS
Cash and cash equivalents	$347,930	$429,299
Accounts receivable	363,366	404,624
Inventory	401,412	223,697
Prepaid expenses	291,126	243,244
Total current assets	1,403,834	1,300,864

Property and equipment	147,162	205,163
Acquired Intangible Assets, net	264,533	279,159
Other assets	2,113	0
Total assets	$1,817,642	$1,785,186

LIABILITIES

Current maturity of long-term debt	$1,562	$27,503
Accounts payable and accrued expenses	1,473,677	1,292,480
Accrued compensation	37,400	146,600
Deferred revenue	213,528	254,668
Loans payable	10,000	10,000
Total current liabilities	1,736,167	1,731,250

Convertible promissory notes payable, net of issuance of debt and stock conversion discounts	979,595	951,503

Total liabilities	$2,715,762	$2,682,754
SHAREHOLDERS’ EQUITY (DEFICIENCY)
Common stock, $.01 par value, 350,000,000 shares authorized as of June 30, 2011 and December 31, 2010; 179,388,254 and 155,373,185 shares issued as of June 30, 2011 and December 31, 2010, respectively; and 175,029,095 and 151,014,026 shares outstanding as of June 30, 2011 and December 31, 2010, respectively.	1,793,883	1,553,732
Additional paid in capital	15,796,437	14,863,493
Stock warrants	3,882,422	3,686,077
Accumulated deficit	(21,818,628)	(20,448,635)
Treasury stock, 4,359,169 shares as of June 30, 2011 and December 31, 2010, at cost	(552,234)	(552,235)
Total shareholders’ equity (deficiency)	(898,120)	(897,568)
Total liabilities and shareholders’ equity (deficiency)	$1,817,642	$1,785,186

The accompanying notes are an integral part of the consolidated financial statements

GENELINK, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For The Three Months Ended June 30, 2011	For The Three Months Ended June 30, 2010	For The Six Months Ended June 30, 2011	For The Six Months Ended June 30, 2010

REVENUE	$1,332,927	$2,019,066	$2,733,114	$4,240,177
COST OF GOODS SOLD	465,191	722,643	965,599	1,573,721
GROSS PROFIT	867,736	1,296,423	1,767,515	2,666,456

EXPENSES
Selling, general and administrative	1,582,979	1,790,781	2,961,783	3,605,456
Research and development	7,589	0	16,613	0
	1,590,568	1,790,781	2,978,396	3,605,456

OPERATING LOSS	(772,832)	(494,358)	(1,210,881)	(939,000)

OTHER EXPENSES
Amortization and depreciation	36,585	38,498	75,370	76,462
Interest expense	42,116	38,212	83,741	74,533
	78,701	76,710	159,111	150,995

NET LOSS BEFORE PROVISION FOR INCOME TAXES	(801,533)	(571,068)	(1,369,992)	(1,089,995)

PROVISION FOR INCOME TAXES	0	0	0	0

NET LOSS	$(801,533)	$(571,068)	$(1,369,992)	$(1,089,995)

NET LOSS PER SHARE, BASIC AND DILUTED	$(0.01)	$(0.004)	$(0.01)	$(0.01)

Weighted average common shares and diluted potential common shares	169,608,641	129,652,251	160,704,382	122,083,223

The accompanying notes are an integral part of the consolidated financial statements

GENELINK, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

Six months ended June 30	2011	2010

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,369,992)	$(1,089,995)
Adjustments to reconcile net loss to net cash used by operating activities
Depreciation and amortization	75,369	76,462
Amortization of discounts on loans payable	28,091	29,179
Common stock issued for services	27,000	0
Fair value of options granted for services	220,660	188,950
Changes in operating assets and liabilities
Accounts receivable	41,257	26,180
Inventory	(177,716)	198,516
Prepaid expenses	(81,325)	2,851
Other assets	31,330	(18,750)
Accounts payable and accrued expenses	242,438	(72,603)
Accrued compensation	(80,440)	19,616
Deferred revenue	(41,139)	16,612

Net cash used in operating activities	(1,084,467)	(622,982)

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(2,740)	(23,573)
Patent acquisition costs	0	0

Net cash used in investing activities	(2,740)	(23,573)

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from loans and notes payable		0
Proceeds from issuance of common stock and warrants, net	1,080,500	956,500
Principal payments on capital lease obligation	0	0
Principal payments on note payable	(25,942)	(43,829)
Commissions paid for fundraising costs	(48,720)	(26,717)

Net cash provided by financing activities	1,005,838	885,954

The accompanying notes are an integral part of the consolidated financial statements

GENELINK, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

Six months ended June 30	2011	2010

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(81,369)	239,399

Cash and cash equivalents, beginning of period	429,299	196,857

Cash and cash equivalents, end of period	$347,930	$436,256

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for interest	$0	$2,934

Non-cash investing and financing transactions:
Stock warrants granted for services	$220,600	$160,000
Stock warrants granted for fundraising	$127,485	$178,795
Common stock issued for services	$27,000	$15,000

The accompanying notes are an integral part of the consolidated financial statements

GENELINK, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1 – DESCRIPTION OF ORGANIZATION

GeneLink, Inc. (the “Company”) and its subsidiaries operate in Florida.  The Company was organized under the laws of the Commonwealth of Pennsylvania. The Company is the successor to a Delaware corporation organized under the same name on September 21, 1994.  The Company’s offices are located in Longwood, Florida.

The Company was founded in response to the information being generated in the field of human molecular genetics.  Scientists are discovering an increasing number of connections between genes and specific adverse health conditions or physical attributes and tendencies.  The growth of scientific knowledge in this area has been accelerated as a direct result of the National Institutes of Health Genome Project.

Starting around 1999, the Company’s scientific advisors began to research and develop a series of targeted genetic test panels focused on the knowledge and advances in human genetics and genomics.  Notably, on May 1, 2007, the Company received a U.S. patent for its proprietary method for assessing skin health in humans. The Company has developed proprietary SNP-based genetic profiles named GeneLink Nutragenetic Profile™ and Dermagenetics® profiles.  These profiles provide a means of assessing an individual's inherent genetic capacity to combat oxidative stress and other important selected areas of physiologic health. The profiles, for example, can measure a person's potential to efficiently control oxygen free radical damage, eliminate hydrogen peroxide, protect and repair oxidized phospholipids and destroy harmful environmental compounds.  The Company's profile assessment enables nutritional and skin care companies and health care professionals to recommend a specific and targeted regime of antioxidant nutrients or skin care formulations that have been specifically designed to compensate for the identified genetic test results.

The Company’s foundational product offerings consist of a nutrition system and a skin serum.  Genetic assessment results yield an analysis that generates a nutritional or skin assessment linked to a proprietary custom product formulation for each customer. In order to help compensate for any observed need for additional supplementation, genetically-indicated ingredients and nutrients (SNPboostTM, or “snip boosts”) are blended into a comprehensive base formulation. Thus, each customer’s product is individually custom manufactured each month.

On August 1, 2008, the Company’s marketing subsidiary, GeneWize Life Sciences, Inc., held its grand opening launch conference with over 1,600 participants from around the United States.  GeneWize is the first direct selling company to focus exclusively on marketing nutritional supplements and skin care products specifically tailored to an individual’s genetic makeup.

GeneWize, as a direct selling company, offers customers the opportunity to participate in selling and distributing the products to others and receive compensation for doing so.  These independent marketing Affiliates must agree to and comply with the company’s policies related to sales and distribution of product, particularly as it relates to product claims or, in the case of recruiting other affiliates, income potential.  In return for creating sales and complying with appropriate policies and regulations, GeneWize provides commissions and incentives.  It also provides internet ordering sites, business management tools, marketing materials, training and events in support of these affiliates

2 – BASIS OF PRESENTATION
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

In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary to present fairly the information set forth in the accompanying consolidated financial statements have been included.  The results reported in these consolidated financial statements for the three-month period ended June 30, 2011 should not be regarded as necessarily indicative of results that may be expected for the year ended December 31, 2011.

3– STOCKHOLDERS' EQUITY TRANSACTIONS AND CONVERTIBLE SECURED PROMISSORY NOTES
During the three months ended March 31, 2011, the Company sold 8,760,000 shares of restricted Common Stock of the Company at an exercise price of $0.05 per share pursuant to a Confidential Private Offering Memorandum, and received an aggregate gross amount of $438,000.

In connection with the above offering, the Company incurred a total of $19,720 in placement fees and expenses and issued warrants to acquire 493,000 shares of Common Stock at an exercise price of $0.05 per share to First Equity Capital Securities, Inc., as placement agent, in connection with the sale of some of these units. Kenneth R. Levine, a holder of more than five percent of the equity securities of the Company, and a member of the Company’s Scientific Advisory Board, is an officer and owner of First Equity Capital Securities, Inc.

During the three months ended June 30, 2011, the Company sold 14,150,000 shares of restricted Common Stock of the Company pursuant to the revised terms of the Confidential Private Offering Memorandum and received an aggregate gross amount of $707,500.

In connection with the above offering, the Company incurred cash commissions of $34,100 and granted warrants to acquire 852,500 shares of Common Stock at an exercise price of $.05 to First Equity Capital Securities, Inc., as placement agent, in connection with the sale of some of these units.

4– SUBSEQUENT EVENTS
From July 1, 2011 through the date of this filing, the Company sold an additional 24,660,000 shares of restricted Common Stock of the Company at an exercise price of $0.05 per share pursuant to a Confidential Private Offering Memorandum, and received an aggregate amount of $1,233,000.

On July 28, 2011, GeneLink, Inc. ("GeneLink") entered into a non-binding letter of intent to sell substantially all of the assets of GeneWize Life Sciences, Inc. to Capsalus Corp. There can be no assurance that the proposed transactions contemplated by the letter of intent will close. The proposed transactions contemplated by the letter of intent are subject to a number of closing conditions, including the negotiation and execution of definitive agreements and the approval of the shareholders of GeneLink.

On July 8, 2011, a distribution agreement was signed with a company formed and led by Mr. Robert Trussell, which is focused on developing a direct response distribution channel for GeneLink assessments and products.  Mr. Trussell was the founder of Tempurpedic, Inc. and continues to serve as that company’s vice-chairman. Revenues from this agreement are anticipated to begin in the second half of 2011.

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

Operating results for the six-month period ended June 30, 2011 are not necessarily indicative of the results that may be expected for the full fiscal year.

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

OVERVIEW

During the first half of 2011, the Company continued to develop its position as the leader in genetically customized nutritional and personal care solutions.

On December 30, 2010, the Company signed a binding letter of intent with a new strategic channel partner, a company formed and led by Mr. Robert Trussell, which is focused on developing a direct response distribution channel for GeneLink assessments and products.  Mr. Trussell was the founder of Tempurpedic, Inc. and continues to serve as that company’s vice-chairman. The distribution agreement was signed July 8, 2011. Revenues from this agreement are anticipated to begin in the second half of 2011.

On March 12, 2011, the Company initiated a soft-launch of additional products through GeneWize.  New products include a DNA supportive weight management product and additional complementary skin care products which create a complete skin care regimen.  Formal launch of these products in GeneWize occurred at its annual conference June 23-25, 2011.

On July 28, 2011, the Company signed a non-binding letter of intent to sell the assets of GeneWize to Capsalus (WELL.OB), a Company specializing in helping companies bring their progressive concepts and ideas for healthier living to the mass market quickly and efficiently. The transition will allow for the expansion of GeneWize and the direct selling market through strategic support and resources focused on sales and marketing.  There can be no assurance that the proposed transactions contemplated by the letter of intent will close. The proposed transactions contemplated by the letter of intent are subject to a number of closing conditions, including the negotiation and execution of definitive agreements and the approval of the shareholders of GeneLink.

Nearly all of the $2,733,114 of revenues realized in the first half of 2011 was through GeneWize.

RECENT REGULATORY DEVELOPMENTS

In July 2010, the FDA held a public workshop on its proposal to extend formal regulatory oversight to laboratory-developed tests (LDTs).  In the public meeting notice the FDA cited a variety of safety concerns related to current LDTs, noting that the tests have become increasingly complex and utilized for significant medical decisions, sometimes in place of similar tests that have been reviewed and approved by the FDA.  It is possible that the FDA may require all LDTs to undergo some form of pre-market clearance as a medical device.  However, no formal guidance has yet been issued discussing the nature of the changes the FDA may make with respect to the regulation of LDTs, nor the scope of potential regulation.  Legislation has also been introduced in Congress that could affect the framework for regulatory approval of LDTs.

As part of the FDA’s evolving position on the regulation of LDTs, the FDA has begun issuing letters to a number of companies that primarily related to direct to consumer (DTC) genetic testing products. On September 13, 2010, GeneWize received such a letter.  In these letters, the FDA expresses concern about consumers making medical decisions in reliance on genetic tests that have not undergone the FDA’s premarket review.  GeneLink and GeneWize delivered a timely response to the FDA’s request, expressing the Company’s position and belief that its assessment does not constitute a regulated medical device, and the Company looks forward to reviewing these matters with the FDA in the near future.

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

On March 25, 2011, the Company received interrogatories and a request to produce documents from the FTC as part of its investigation into unnamed persons engaged directly or indirectly in the advertising or marketing of dietary supplements, foods, drugs, devices, or any other product or service intended to provide a health benefit or to affect the structure or function of the body.   The Company believes that this request is related to the July 2010 GAO report referenced above.  The Company is presently complying fully with the request for information.

LIQUIDITY AND CAPITAL RESOURCES

For the three-month and six-month periods ended June 30, 2011, the Company’s primary liquidity requirements have been the funding of its sales and marketing efforts and the payment of staff compensation, operating expenses and accounts payable.

Cash and cash equivalents at June 30, 2011 amounted to $347,930 as compared to $429,299 at December 31, 2010, a decrease of $81,369.  During the first six months of 2011, the Company’s operating activities utilized $1,084,467, as compared to $622,982 for the first six months of 2010, an increase of $461,485.  This increase is primarily related to changes in inventory and accounts payable for the periods. In addition, cash utilized during these periods partially funded the Company’s operating losses for such periods.

Financing activities provided $1,005,838 in net proceeds for the six month period ended June 30, 2011 as compared to $885,954 in net proceeds for the six month period ended June 30, 2011, an increase of $119,884.  Financing activities during the six month ended June 30, 2011 primarily consisted of the issuance of $1,145,500 of restricted common stock less costs associated with such offerings.

The Company will require approximately $2.0 million of additional funds in 2011 to further implement its sales and marketing strategy, and for other working capital needs.  If the Company is not able to secure such additional required funding, it may continue to realize negative cash flow and losses and may not be able to continue operations.

COMPARISON OF THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2011 TO THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2010

Financial Condition

Assets of the Company increased from $1,785,186 at December 31, 2010 to $1,817,642 at June 30, 2011, an increase of $32,456.  This increase was primarily due to an increase in inventory from $223,697 at December 31, 2010 to $401,412 at June 30, 2011, an increase of $177,715, offset by a decrease in cash and cash equivalents from $429,299  at December 31, 2010 to $347,930 at June 30, 2011 a decrease of $81,369 and a decrease in accounts receivable from $404,624 at December 31, 2010 to $363,366 at June 30, 2011 a decrease of $41,258.

Liabilities increased from $1,731,250 at December 31, 2010 to $1,736,167 at June 30, 2011, an increase of $4,917.  The $965,576 amount of convertible promissory notes payable reflected on the June 30, 2011 balance sheet is net of debt issuance costs and stock conversion discounts.  As of June 30, 2011, $1,250,000 principal amount of convertible secured promissory notes were outstanding.

Results of Operations

Total revenues for the three and six months ended June 3, 2011 were $1,332,927 and $2,733,114 as compared to $2,019,066 and $4,240,177 for the three six months ended June 30, 2010, a decrease of $686,139 and $1,507,063 respectively. As discussed in the Quarterly Report on Form 10-Q for the quarter ended March 31, 2011 filing, the drop in 2011 revenue from 2010 revenue is largely due to a reduction in GeneWize of new affiliate enrollments which began mid-2010. This reduction is attributable largely to CEO and COO transitions within the Company, resulting in uncertainty among the independent GeneWize Affiliates sales force.    In addition, the Company continues to feel the impact of consumer responses toward a premium-priced product in the context of an uncertain overall U.S. economy.

Gross Profit.  Gross profit decreased from $1,296,423 and $2,666,456 for the three and six months ended June 30, 2010, respectively, to $867,736 and $1,767,515 for the three and six months ended June 30, 2011, respectively.  Gross profit margin, however, improved from 64.3% and 62.8% for the three months and six months ended June 30, 2010, respectively, to 65.1% and 64.6% for the three months and six months ended June 30, 2011, respectively.

Expenses.  Expenses for the three months ended June 30, 2011 were $1,590,568 as compared to $1,790,781 for the three months ended June 30, 2010, a decrease of $200,213, and for the six months ended June 30, 2011 were $2,978,396 as compared to $3,605,456 for the six months ended June 30, 2010, a decrease of $627,060.  The decrease in expenses for the three and six months ended June  30, 2011 primarily resulted from decreased commissions tied to sales, as well as efforts of management to reduce overhead, including salaries, outside services for professional fees and other administrative costs. Sales commission expenses and related earned by sales affiliates during the three months and six months ended June 30, 2011, respectively, represented approximately 32% and 34 % of revenues during such periods.  Extraordinary regulatory expenses in 2011 to support FDA and FTC compliance for the three and six months ended June 30, 2011 totaled $171,060 and $177,824.  In addition, the Company moved up certain annual expenses related to its annual sales conference and annual meetings from third quarter in 2010 to second quarter in 2011.  Event related expenses in this second quarter totaled $104,772.

Non-cash expenses related to option grants most of which were issued in prior years which vested in the current period for the three months ended June 30, 2011 and 2010 includes $158,330 and $247,660, respectively

Operating Losses.  The Company incurred an operating loss of $772,832 for the three months ended June 30, 2011, as compared to an operating loss of $494,358 for the three months ended June 30, 2010, an increase of $278,474, and an operating loss of $1,210,881 for the six months ended June 30, 2011, as compared to an operating loss of $939,000 for the six months ended June 30, 2010, an increase of $271,881. As noted above, the loss for the three months ended June 30, 2011 and 2010 includes $158,330 and $247,660, respectively, of non-cash expenses related to option grants most of which were issued in prior years which vested in the current period.

Net Losses.  The Company incurred a net loss of $801,533 for the three months ended June 30, 2011 as compared to a net loss of $571,068 for the three months ended June 30, 2010, an increase of $230,465, and a net loss of $1,369,992 for the six months ended June 30, 2011 as compared to $1,089,995 for the six months ended June 30, 2010, an increase of $279,997.

FACTORS AFFECTING THE COMPANY’S BUSINESS AND PROSPECTS

Statements included in this Report on Form 10-Q, including within the Management’s Discussion and Analysis of Financial Condition and Results of Operations which are not historical in nature, are intended to be and are hereby identified as “forward looking statements” for purposes of the safe harbor provided by the Private Securities Litigation Reform Act of 1995.  Forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those indicated in the forward-looking statements due to several factors.  The Company undertakes no obligation to publicly release any revisions to these forward-looking statements or reflect events or circumstances after the date hereof.

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

Disclosure Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer have concluded, based on an evaluation of the Company’s disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)), that such disclosure controls and procedures were effective as of the end of the period covered by this report.

Changes in Internal Control Over Financial Reporting

There has been no change in the Company’s internal control over financial reporting during the three months ended June 30, 2011 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.	OTHER INFORMATION

Item 1	LEGAL PROCEEDINGS

None.

Item 2	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In the quarter ended June 30, 2011, the Company sold an aggregate of 14,150,000   shares of Common Stock at a price of $0.05 per share received gross proceeds of $707,500, as more fully described below.

Date	$ of Investment	Number of Shares Issued	Number of Investors
5/7/2011	$50,000	1,000,000	1
5/13/2011	$25,000	500,000	1
5/15/2011	$50,000	1,000,000	1
5/18/2011	$100,000	2,000,000	1
5/25/2011	$150,000	3,000,000	1
6/1/2011	$35,000	700,000	2
6/3/2011	$15,000	300,000	2
6/9/2011	$15,000	300,000	1
6/15/2011	$50,000	1,000,000	1
6/16/2011	$12,500	250,000	1
6/17/2011	$20,000	400,000	1
6/23/2011	$20,000	400,000	2
6/27/2011	$15,000	300,000	2
6/30/2011	$150,000	3,000,000	1

	$707,500	14,150,000	18

Item 3	DEFAULTS UPON SENIOR SECURITIES

None.

Item 4	(REMOVED AND RESERVED)

Item 5	OTHER INFORMATION

Not applicable.

Item 6.	EXHIBITS AND REPORTS ON FORM 8-K.

Exhibit No.	Description

31.1	Certificate of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certificate of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* * * * * *

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GENELINK, INC.
(Registrant)

Date: August 10, 2011	By:	s/ Bernard L. Kasten, Jr., M.D.
Bernard L. Kasten, Jr., M.D., Chief Executive Officer