Form 10-Q
period 2011-09-30
GENELINK INC
filed 2011-11-14
CIK 941020

 U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

Number of Shares of Common Stock Outstanding on November 4, 2011	201,258,584

PART I.                      FINANCIAL INFORMATION

ITEM 1	Financial Statements.	Page

	Consolidated Balance Sheets at September 30, 2011 (unaudited) and December 31, 2010	3

	Consolidated Statements of Income (unaudited) for the three months and nine months ended September 30, 2011 and 2010	4

	Consolidated Statements of Cash Flows (unaudited) for the nine months ended September 30, 2011 and 2010	5-6

	Notes to Consolidated Financial Statements	7-11

GENELINK, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	(Unaudited) September 30, 2011	December 31, 2010
ASSETS
Cash and cash equivalents	$494,592	$429,299
Accounts receivable	373,092	404,624
Inventory	431,335	223,697
Prepaid expenses	411,469	243,244
Total current assets	1,710,488	1,300,864

Property and equipment	160,215	205,163
Acquired Intangible Assets, net	257,220	279,159
Other assets	2,113	0
Total assets	$2,130,036	$1,785,186

LIABILITIES

Current maturity of long-term debt	$50,813	$27,503
Accounts payable and accrued expenses	1,355,372	1,292,480
Accrued compensation	25,500	146,600
Deferred revenue	233,534	254,668
Loans payable	10,000	10,000
Total current liabilities	1,675,219	1,731,250

Convertible promissory notes payable, net of issuance of debt and stock conversion discounts	993,561	951,053

Total liabilities	$2,668,780	$2,682,754
SHAREHOLDERS’ EQUITY (DEFICIENCY)
Common stock, $.01 par value, 350,000,000 shares authorized as of September 30, 2011 and December 31, 2010; 205,617,753 and 155,373,185 shares issued as of September 30, 2011 and December 31, 2010, respectively; and 201,258,589 and 151,014,026 shares outstanding as of September 30, 2011 and December 31, 2010, respectively.	2,056,178	1,553,732
Additional paid in capital	16,682,782	14,863,496
Stock warrants	4,047,387	3,686,077
Accumulated deficit	(22,772,857)	(20,448,635)
Treasury stock, 4,359,169 shares as of September 30, 2011 and December 31, 2010, at cost	(552,234)	(552,235)
Total shareholders’ equity (deficiency)	(538,744)	(897,568)
Total liabilities and shareholders’ equity (deficiency)	$2,130,036	$1,785,186

The accompanying notes are an integral part of the consolidated financial statements

GENELINK, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For The Three Months Ended September 30, 2011	For The Three Months Ended September 30, 2010	For The Nine Months Ended September 30, 2011	For The Nine Months Ended September 30, 2010

REVENUE	$1,069,760	$1,877,136	$3,802,874	$6,117,313
COST OF GOODS SOLD	438,438	623,757	1,404,037	2,197,479
GROSS PROFIT	631,322	1,253,379	2,398,837	3,919,835

EXPENSES
Selling, general and administrative	1,467,618	2,010,384	4,429,400	5,636,855
Research and development	43,713	65,965	60,327	44,950
	1,511,331	2,076,349	4,489,727	5,681,805

OPERATING LOSS	(880,009)	(822,970)	(2,090,890)	(1,761,970)

OTHER EXPENSES
Amortization and depreciation	32,874	38,179	108,244	114,641
Interest expense	41,347	36,032	125,088	110,565
	74,221	74,211	233,332	225,206

NET LOSS BEFORE PROVISION FOR INCOME TAXES	(954,230)	(897,181)	(2,324,222)	(1,987,176)
PROVISION FOR INCOME TAXES	0	0	0	0
NET LOSS	$(954,230)	$(897,181)	$(2,324,222)	$(1,987,176)
NET LOSS PER SHARE, BASIC AND DILUTED	$(0.01)	$(0.01)	$(0.01)	$(0.02)
Weighted average common shares and diluted potential common shares	199,340,698	141,899,296	171,696,261	127,842,623

The accompanying notes are an integral part of the consolidated financial statements

GENELINK, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

Nine months ended September 30	2011	2010

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(2,324,222)	$(1,987,176)
Adjustments to reconcile net loss to net cash used by operating activities
Depreciation and amortization	108,243	114,641
Amortization of discounts on loans payable	42,057	43,674
Common stock issued for services	27,000	150,144
Fair value of options granted for services	356,725	405,742
Changes in operating assets and liabilities
Accounts receivable	31,532	100,809
Inventory	(207,638)	98,425
Prepaid expenses	(168,225)	(82,723)
Other assets	(2,113)	(18,750)
Accounts payable and accrued expenses	62,892	(31,264)
Accrued compensation	(31,100)	42,478
Deferred revenue	(21,134)	25,912
Net cash used in operating activities	(2,125,983)	(1,138,088)

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(41,354)	(23,542)
Net cash used in investing activities	(41,354)	(23,542)

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from loans and notes payable	68,357	124,835
Proceeds from issuance of common stock and warrants, net	2,348,500	1,186,500
Principal payments on note payable	(45,047)	(71,738)
Commissions paid for fundraising costs	(139,180)	(33,588)

Net cash provided by financing activities	2,232,630	1,206,008

The accompanying notes are an integral part of the consolidated financial statements

GENELINK, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

Nine months ended September 30	2011	2010

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	65,293	44,378

Cash and cash equivalents, beginning of period	429,299	196,857

Cash and cash equivalents, end of period	$494,592	$241,235

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for interest	$0	$5,456

Non-cash investing and financing transactions:
Stock warrants granted for services	$356,725	$405,742
Stock warrants granted for fundraising	$156,385	$140,485
Common stock issued for services	$27,000	$150,144

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

The Company’s foundational product offerings consist of a nutrition system and a skin serum.  Genetic assessment results yield an analysis that generates a nutritional or skin assessment linked to a proprietary custom product formulation for each customer. In order to help compensate for any observed need for additional supplementation, genetically-indicated ingredients and nutrients (SNPboost® or “snip boosts”) are blended into a comprehensive base formulation. Thus, each customer’s product is individually custom manufactured each month.

In 2008, the Company’s direct selling subsidiary, GeneWize Life Sciences, Inc. (“GeneWize”), held its launch conference with over 1,600 participants from around the United States.  We believe GeneWize is the first direct selling company to focus exclusively on marketing nutritional supplements and skin care products specifically tailored to an individual’s genetic makeup.

As a direct selling company, GeneWize offers customers the opportunity to participate in selling and distributing the products to others and receive compensation for doing so.  These independent marketing Affiliates must agree to and comply with the company’s policies related to sales and distribution of product, particularly as it relates to product claims or, in the case of recruiting other affiliates, income potential.  In return for creating sales and complying with appropriate policies and regulations, GeneWize provides commissions and incentives.  It also provides internet ordering sites, business management tools, marketing materials, training and events in support of these affiliates

In 2010, the Company began to develop additional marketing channels for its innovative products. In 2011, those efforts began to produce definitive agreements for channel expansion. On July 8, 2011, the Company signed definitive agreements with Robert Trussell, founder of TempurPedic, Inc., to develop a private label brand for the direct response market. On October 13, 2011, the Company signed a stock purchase agreement to sell its interest in GeneWize  to Capsalus, Corp. (“Capsalus”). This agreement will result in increased support of GeneWize as well as additional opportunities in the direct selling channel. On the same date, the Company signed a licensing and distribution agreement with an affiliate of Capsalus providing for distribution of GeneLink services and manufactured products in additional marketing channels. Additionally, the Company is working to re-launch its boutique Dermagenetics brand for the physicians and practitioner’s market.

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

In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary to present fairly the information set forth in the accompanying consolidated financial statements have been included.  The results reported in these consolidated financial statements for the three-month period ended September 30, 2011 should not be regarded as necessarily indicative of results that may be expected for the year ended December 31, 2011.

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

During the three months ended September 30, 2011, the Company sold 25,360,000 shares of restricted Common Stock of the Company pursuant to the revised terms of the Confidential Private Offering Memorandum and received an aggregate gross amount of $1,268,000.

In connection with the above offering, the Company incurred cash commissions of $70,360 and granted warrants to acquire 1,759,000 shares of Common Stock at an exercise price of $.05 to First Equity Capital Securities, Inc., as placement agent, in connection with the sale of some of these units.

Kenneth R. Levine, a holder of more than five percent of the equity securities of the Company, a member of the Company’s Scientific Advisory Board, and an advisor to the Company’s board of directors, is an officer and owner of First Equity Capital Securities, Inc.

First Equity Capital Securities, Inc. has been engaged by the Company to advise and support the Board and the Company with regard to numerous issues, including but not limited to, strategic business development, financial and operating issues, and legal relationships. Mr. Levine attends Board of Directors and Audit Committee meetings as a non-voting participant.  First Equity Capital Securities, Inc. receives a $5,000 per month stipend for the services described above that it renders to the Company’s Board of Directors, payable when the Company has sufficient capital to make such payments.  First Equity Capital Securities, Inc. has the right to convert any accrued and unpaid monthly stipend payments into common stock of the Company pursuant to the current Private Offering Memorandum or other offerings of the Company.  As of October 1, 2011, First Equity has accrued $45,000 in such monthly stipend payments which it has agreed to convert into common stock.

4– SUBSEQUENT EVENTS
On October 13, 2011, the Company entered into a Stock Purchase Agreement (the “Stock Purchase Agreement”) with Capsalus, pursuant to which the Company has agreed to sell 100% of the stock of GeneWize to Capsalus.

The Stock Purchase Agreement provides for a purchase price of $500,000 payable at the closing of the transactions contemplated thereby, plus an earnout of between $1.5 million and $4.5 million, subject to the performance of GeneWize after the closing.
The closing is conditioned upon, among other things, the approval of the shareholders of GeneLink.

On the same date, GeneLink, GeneWize and Capsalus also entered into an Interim Management Agreement pursuant to which Capsalus will manage the operation of GeneWize until the closing or termination of the Stock Purchase Agreement.  Pursuant to the Interim Management Agreement, Capsalus will be responsible for all expenses and shall receive all revenues of GeneWize from October 1, 2011 through the closing or termination of the transactions contemplated by the Stock Purchase Agreement.

In addition, on October 13, 2011, GeneLink entered into a License and Distribution Agreement (the “LDA”) with Gene Elite LLC (“Gene Elite”).  Pursuant to the LDA, GeneLink granted Gene Elite the exclusive right to GeneLink’s propriety technology to sell skin care and nutrition products in the direct sales athletic channels.

Pursuant to the LDA, Gene Elite paid a $1 million up front license fee and will pay an additional $500,000 license fee upon the shareholders of GeneLink approving the sale of the stock of GeneWize to Capsalus.  Of the $1.5 million aggregate license fee, $750,000 will be treated as a nonrefundable advance deposit to be credited against future purchases of products.

Under the Stock Purchase Agreement, the LDA, and the Interim Management Agreement, GeneLink’s licensees/distribution partners agreed to purchase specified products and services from GeneLink.

In connection with the LDA, GeneLink and Gene Elite entered into a Warrant Purchase Agreement dated October 13, 2011 pursuant to which GeneLink granted Gene Elite warrants to acquire six million (6,000,000) shares of common stock of GeneLink at an exercise price of $0.10 per share, two million (2,000,000) shares of common stock of GeneLink at an exercise price of $0.45 per share and, subject to satisfactory performance of certain requirements, six million (6,000,000) shares of common stock of GeneLink at an exercise price of $0.20 per share.

If the Stock Purchase Agreement is terminated under certain circumstances described in the proxy statement and set forth in the Stock Purchase Agreement (including GeneLink entering into an acquisition agreement for a superior proposal), GeneLink may be required to pay Capsalus a termination fee of $300,000.  Additionally, if Capsalus terminates the Stock Purchase Agreement under certain circumstances, Gene Elite shall be entitled to retain all warrants issued to it under the Warrant Purchase Agreement between GeneLink and Gene Elite dated, October 13, 2011 and shall have the right to terminate the License and Distribution Agreement between GeneLink and Gene Elite, dated October 13, 2011, in which event GeneLink shall be obligated to refund to Gene Elite the $1.0 million upfront license fee paid by Gene Elite to GeneLink.

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

Operating results for the nine-month period ended September 30, 2011 are not necessarily indicative of the results that may be expected for the full fiscal year.

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

The Company also does business through wholly owned subsidiaries.  GeneWize Life Sciences, Inc. (“GeneWize”) provides genetically customized products and services to the nutrition and skincare markets.  GeneWize formally launched its products and services in August 2008 and distributes its products through direct selling efforts.

OVERVIEW

During the first three quarters of 2011, the Company continued to establish its position as the leader in genetically customized nutritional and personal care solutions.

At the end of the first quarter of 2011, the Company launched additional products through GeneWize. New products included a DNA supportive weight management product and additional complementary skin care products, which create a complete skin care regimen. Nearly all of the $3,802,874 of revenues realized through the third quarter in 2011 was through GeneWize.

On July 8, 2011, the Company signed a distribution agreement with a new strategic channel partner, a company formed and led by Mr. Robert Trussell, which is focused on developing a direct response distribution channel for GeneLink assessments and products.  Mr. Trussell founded TempurPedic, Inc. and he continues to serve as the vice-chairman. Revenues from this agreement are anticipated to begin in the first half of 2012.

On October 13, 2011, GeneLink entered into the Stock Purchase Agreement with Capsalus. (“Capsalus”), pursuant to which GeneLink has agreed to sell 100% of the stock of GeneWize.

The Stock Purchase Agreement provides for a purchase price of $500,000 payable at the closing of the transactions contemplated thereby, plus an earnout of between $1.5 million and $4.5 million, subject to the performance of GeneWize after the closing.The closing is conditioned upon, among other things, the approval of the shareholders of GeneLink.

GeneLink, GeneWize and Capsalus also entered into an Interim Management Agreement dated October 13, 2011, pursuant to which Capsalus will manage the operation of GeneWize until the closing or termination of the Stock Purchase Agreement.  Pursuant to the Interim Management Agreement, Capsalus will be responsible for all expenses and shall receive all revenues of GeneWize from October 1, 2011 through the closing or termination of the transactions contemplated by the Stock Purchase Agreement. Under the Interim Management Agreement, GeneElite has agreed to purchase products and services from GeneLink relating to and for distribution by GeneWize.

On October 13, 2011, GeneLink entered into a License and Distribution Agreement (the “LDA”) with Gene Elite LLC (“Gene Elite”).  Pursuant to the LDA, GeneLink granted Gene Elite the exclusive right to GeneLink’s propriety technology to sell skin care and nutrition products in the direct sales, multi-level marketing (MLM) and athletic formula channels. Under the LDA, GeneElite has agreed to purchase products and services from GeneLink for distribution by GeneElite and its sublicensees, including GeneWize.

Pursuant to the LDA, Gene Elite paid a $1 million up front license fee and will pay an additional $500,000 license fee upon the shareholders of GeneLink approving the sale of the stock of GeneWize Life Sciences, Inc. to Capsalus Corp.  Of the $1.5 million aggregate license fee, $750,000 will be treated as a nonrefundable advance deposit to be credited against future purchases of products.

Under the Stock Purchase Agreement, the LDA, and the Interim Management Agreement, GeneLink’s licensees/distribution partners agreed to purchase specified products and services from GeneLink.

In connection with the LDA, GeneLink and Gene Elite entered into a Warrant Purchase Agreement dated October 13, 2011 pursuant to which GeneLink granted Gene Elite warrants to acquire six million (6,000,000) shares of common stock of GeneLink at an exercise price of $0.10 per share, two million (2,000,000) shares of common stock of GeneLink at an exercise price of $0.45 per share and, subject to certain performance requirements being satisfied, six million (6,000,000) shares of common stock of GeneLink at an exercise price of $0.20 per share.

If the Stock Purchase Agreement is terminated under certain circumstances described in the proxy statement and set forth in the Stock Purchase Agreement (including GeneLink entering into an acquisition agreement for a superior proposal), GeneLink may be required to pay Capsalus a termination fee of $300,000.  Additionally, if Capsalus terminates the Stock Purchase Agreement under certain circumstances, Gene Elite shall be entitled to retain all warrants issued to it under the Warrant Purchase Agreement between GeneLink and Gene Elite dated, October 13, 2011 and shall have the right to terminate the License and Distribution Agreement between GeneLink and Gene Elite, dated October 13, 2011, in which event GeneLink shall be obligated to refund to Gene Elite the $1.0 million upfront license fee paid by Gene Elite to GeneLink.

The Company is developing a line of products for distribution to medical professionals through its subsidiary, Dermagenetics, Inc. GeneLink expects Dermagenetics to commence sales in the first quarter of 2012.

RECENT REGULATORY DEVELOPMENTS

In July 2010, the FDA held a public workshop on its proposal to extend formal regulatory oversight to laboratory-developed tests (LDTs).  In the public meeting notice, the FDA cited a variety of safety concerns related to current LDTs, noting that the tests have become increasingly complex and utilized for significant medical decisions, sometimes in place of similar tests that have been reviewed and approved by the FDA.  It is possible that the FDA may require all LDTs to undergo some form of pre-market clearance as a medical device.  However, no formal guidance has yet been issued discussing the nature of the changes the FDA may make with respect to the regulation of LDTs, nor the scope of potential regulation.  Legislation has also been introduced in Congress that could affect the framework for regulatory approval of LDTs.

As part of the FDAs' evolving position on the regulation of LDTs, the FDA has begun issuing letters to a number of companies that primarily related to direct to consumer (DTC) genetic testing products. On September 13, 2010, GeneWize received such a letter.  In these letters, the FDA expresses concern about consumers making medical decisions in reliance on genetic tests that have not undergone the FDA’s premarket review.  GeneLink and GeneWize delivered a timely response to the FDA’s request, expressing the Company’s position and belief that its assessment does not constitute a regulated medical device, and the Company looks forward to reviewing these matters with the FDA in the near future.

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

GeneLink received a letter from the FDA on August 5, 2011 inquiring about GeneLink’s comprehensive Cardiovascular Assessment and inviting GeneLink to meet with the FDA. On August 18, 2011, a meeting was held between GeneLink representatives and the FDA with regard to the 2011 and 2010 correspondence. Because of that meeting, GeneLink is in the process of submitting additional information requested by the FDA. No further meetings have been scheduled.

On March 25, 2011, the Company received interrogatories and a request to produce documents from the FTC as part of its investigation into unnamed persons engaged directly or indirectly in the advertising or marketing of dietary supplements, foods, drugs, devices, or any other product or service intended to provide a health benefit or to affect the structure or function of the body.   The Company believes that this request is related to the July 2010 GAO report referenced above.  The Company continues to comply fully with that request, and any subsequent requests for additional information.

LIQUIDITY AND CAPITAL RESOURCES

For the three-month and nine-month periods ended September 30, 2011, the Company’s primary liquidity requirements have been the funding of its sales and marketing efforts and the payment of staff compensation, operating expenses and accounts payable.

Cash and cash equivalents at September 30, 2011 amounted to $494,592 as compared to $429,299 at December 31, 2010, an increase of $65,293.  During the nine months ending September 30, 2011, the Company’s operating activities utilized $2,125,983, as compared to $1,138,088 for the nine months ending September 30, 2010, an increase of $987,895.  This increase is primarily related to changes in inventory on hand and inventory pre-payments. In addition, cash utilized during these periods partially funded the Company’s' operating losses for such periods.

Financing activities provided $2,232,630 in net proceeds for the nine-month period ended September 30, 2011 as compared to $1,206,008 in net proceeds for the nine-month period ended September 30, 2010, an increase of $1,026,622.  Financing activities during the nine-month ended September 30, 2011 primarily consisted of the issuance of $2,413,500 of restricted common stock less costs associated with such offerings.

The Company will require approximately $2.0 million of additional funds in 2011 to further implement its sales and marketing strategy and for other working capital needs.  That capital requirement will be substantially mitigated by the consummation of the sale of GeneWize and the related licensing fees. If the Company is not able to secure shareholder approval for the sale, or does not otherwise acquire such additional funding, it may continue to realize negative cash flow and losses and may not be able to continue operations.

COMPARISON OF THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2011 TO THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2010

Financial Condition

Assets of the Company increased from $1,785,186 at December 31, 2010 to $2,130,036 at September 30, 2011, an increase of $344,850.  This increase was primarily due to an increase in inventory from $223,697 at December 31, 2010 to $431,335 at September 30, 2011, an increase of $207,638, as well as an increase in pre-paid inventory and expenses from $243,244 at December 31, 2010 to $411,469 at September 30, 2011, an increase of $168,225.

 Current Liabilities decreased from $1,731,250 at December 31, 2010 to $1,675,219 at September 30, 2011, a decrease of $56,032.  The $993,561 amount of convertible promissory notes payable reflected on the September 30, 2011 balance sheet is net of debt issuance costs and stock conversion discounts.  As of September 30, 2011, $1,250,000 principal amount of convertible secured promissory notes were outstanding.

Results of Operations

Revenues.  Total revenues for the three months ended September 30, 2011 were $1,069,760 as compared to $1,877,136 for the three months ended September 30, 2010, a decrease of $807,376, and for the nine months ended September 30, 2011 were $3,802,874 as compared to $6,117,313 for the nine months ended September 30, 2010, a decrease of $2,314,439.  As discussed in the Quarterly Report on Form 10-Q for the quarter ended June 30, 2011 filing, the drop in 2011 revenue from 2010 revenue is largely due to a reduction in GeneWize of new affiliate enrollments which began mid-2010. This reduction is attributable largely to CEO and COO transitions within the Company and GeneWize, resulting in uncertainty among the independent GeneWize Affiliates sales force.    In addition, the Company continues to experience the impact of consumer interest in a premium-priced product in the context of an uncertain overall U.S. economy.

Gross Profit.  Gross profit decreased from $1,253,379 for the three months ended September 30, 2010 to $631,322 for the three months ended September 30, 2011, and decreased from $3,919,835 for the nine months ended September 30, 2010 to $2,398,837 for the nine months ended September 30, 2011.  Gross profit margin decreased from 66.8% and 64.1% for the three months and nine months ended September 30, 2010 to 59% and 63.1% for the three months and nine months ended September 30, 2011, respectively.  Gross profit margins decreased due to contractual fees relating to minimum laboratory service requirements of $48,542 and $65,574 for the three and nine months ending September 30, 2011 respectively as well as the disposal of obsolete inventories of $8,423 and $26,444 for the three and nine months ending September 30, 2011 respectively.

Expenses.  Expenses for the three months ended September 30, 2011 were $1,511,331 as compared to $2,076,349 for the three months ended September 30, 2010, a decrease of $565,018, and for the nine months ended September 30, 2011 were $4,489,727 as compared to $5,681,805 for the nine months ended September 30, 2010, a decrease of $1,192,078.  The decrease in expenses for the three and nine months ended September 30, 2011 primarily resulted from decreased commissions tied to sales, as well as efforts of management to reduce overhead and other administrative costs.  Extraordinary regulatory expenses in 2011 to support FTC and FDA compliance for the three and nine months ended September 30, 2011 totaled $147,905 and $325,729 respectively (see Recent Regulatory Developments above.)

Operating Losses.  The Company incurred an operating loss of $880,009 for the three months ended September 30, 2011, as compared to an operating loss of $822,970 for the three months ended September 30, 2010, an increase of $57,039, and an operating loss of $2,090,890 for the nine months ended September 30, 2011, as compared to an operating loss of $1,761,970 for the nine months ended September 30, 2010, an increase of $328,920.  The loss was primarily due to the decrease in revenue. The Operating Loss for the three months ended September 30, 2011 and 2010 includes $150,031 and $371,911, respectively, of non-cash expenses related to stock and option grants, which were issued or vested from prior periods.

Net Losses.  The Company incurred a net loss of $954,230 for the three months ended September 30, 2011 as compared to a net loss of $897,181 for the three months ended September 30, 2010, an increase of $57,049, and a net loss of $2,324,222 for the nine months ended September 30, 2011 as compared to $1,987,176 for the nine months ended September 30, 2010, an increase of $337,046.  The loss for the three months ended September 30, 2011 and 2010 includes $150,031 and $371,911, respectively, of non-cash expenses related to stock and option grants, which were issued or vested from prior periods.

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

There are a number of factors that affect the Company’s business and the result of its operations.  These factors include general economic and business conditions; the success of the Company’s direct selling efforts; the sales success of its newly-contracted channel partners; the level of acceptance of the Company’s products and services; the rate and commercial applicability of advancements and discoveries in the genetics field; and the Company’s ability to enter into additional strategic alliances with companies in the genetics industry.

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

Changes in Internal Control Over Financial Reporting

There has been no change in the Company’s internal control over financial reporting during the three months ended September 30, 2011 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.OTHER INFORMATION

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

In the quarter ended September 30, 2011, the Company sold an aggregate of xx shares of Common Stock at a price of $0.05 per share received gross proceeds of $xx, as more fully described below.

Date	$ of Investment	Number of Shares Issued	Number of Investors
7/6/2011	315,000	6,300,000	2
7/7/2011	15,000	300,000	1
7/8/2011	25,000	500,000	1
7/11/2011	50,000	1,000,000	1
7/12/2011	45,000	900,000	2
7/14/2011	25,000	500,000	1
7/15/2011	15,000	300,000	1
7/26/2011	6,000	120,000	1
7/27/2011	50,000	1,000,000	1
7/28/2011	5,000	100,000	1
7/29/2011	300,000	6,000,000	1
7/31/2011	7,000	140,000	1
8/1/2011	270,000	5,400,000	3
8/2/2011	105,000	2,100,000	2
8/15/2011	35,000	700,000	2
	1,268,000	25,360,000	21

Item 3	DEFAULTS UPON SENIOR SECURITIES

None.

Item 4	(REMOVED AND RESERVED)

Item 5	OTHER INFORMATION

Not applicable.

Item 6.	EXHIBITS AND REPORTS ON FORM 8-K.

	Exhibit No.	Description

	31.1	Certificate of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	31.2	Certificate of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

	32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

	32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* * * * * *

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GENELINK, INC. (Registrant)

Date: November 10, 2011	By:	s/ Bernard L. Kasten, Jr., M.D.
Bernard L. Kasten, Jr., M.D.,
Chief Executive Officer