Form 10-K
period 2011-12-31
GENELINK INC
filed 2012-05-14
CIK 941020

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2011

OR

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to

Commission File No. 000-30518

GENELINK, INC.

(Exact name of registrant as specified in its charter)

Pennsylvania	23-2795613
State of Incorporation	I.R.S. Employer I.D. No.

8240 Exchange Drive, Suite C1

Orlando, FL 32809

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

Yes ☐ No ☒

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

Yes    ☐          No    ☒

Aggregate market value of common stock held by non-affiliates of the Registrant, as of June 30, 2011 was approximately $17,502,910 on the closing price of the common stock of the Nasdaq OTC Bulletin Board.

As of April 30, 2012, there were 202,922,021 shares of the issuer's common stock, $.01 par value, outstanding.

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

Company Background

GeneLink, Inc. (“GeneLink”, the “Company”, “we” or “us”) is a Pennsylvania corporation that became a publicly traded company in 1999. It is usually listed on the NASDAQ OTC Bulletin Board under the symbol “GNLK.”

The Company is a genetics-based, personal healthcare firm that has developed DNA assessments measuring personal DNA variations that can have a significant impact on overall wellness of an individual. These small differences in DNA, called SNP’s (“snips”) can indicate disadvantaged genes that are not performing properly and can be linked to pre-dispositions to aging and other wellness issues. GeneLink Scientists use the DNA assessments information from each client to formulate products to address their clients DNA functionality issues.

The Science Behind GeneLink

Genomic science formally began in 1990 with the establishment of the Human Genome Project, a project in which members of the GeneLink Scientific Advisory Board were directly and integrally involved. This enormous undertaking was the combined effort between the United States Department of Energy and the National Institutes of Health. The project was based on the mission of pursuing a greater understanding of individual health risks.

The Human Genome Project showed that our physical uniqueness is largely due to variations in our DNA called single nucleotide polymorphisms or SNPs. The DNA between any two humans is about 99.1% identical. Except for identical twins, variations in just a small fraction of our DNA account for the major ways in which one human is different from another. Scientists have identified about 1.4 million locations where single-base DNA differences occur in humans.

SNPs in part explain why people react differently to different types or amounts of medicines. For example, patients can react differently to the same heart medication, such as a “beta-blockers”, pain medications, cancer chemotherapies, etc. We all know examples of individual DNA differences from our own day-to-day experiences with medications or foods that don’t seem compatible with us. Because SNPs can affect the structure and function of proteins and enzymes, they can influence how efficiently a medicine is absorbed and metabolized. A current focus of the pharmaceutical industry is to use the science of SNPs to help determine which drugs are most suitable for any given patient – this is known as pharmacogenomics. GeneLink’s scientists have spent over a decade pursuing nutragenetic (vitamins and supplements), dermagenetic (skin care) and pharmacogenomic (medical) research, resulting in a significant pipeline of research and future opportunities.

GeneLink Corporate Development History

For the early part of its existence, GeneLink was a developmental stage company engaged in the development of genetics-based assessments for pharmaceutical applications and DNA storage (banking) for that purpose. Beginning in 1999, the Company expanded its focus to include non-medical, consumer-oriented applications of its proprietary genetic assessments. GeneLink filed a series of patents starting in 2001 which support the Company’s proprietary position in genetic-based assessments and products. The Company determined that the better business model was to provide products to customers that provided quality, user-level assessment capabilities and nutrition-based and topical-based solutions from resulting DNA-based findings.

Nutragenetics and Dermagenetics® are combinations of the science of genetics with nutrition and skin care that reveal personalized information regarding an individual’s status. These provide the basis for selecting dietary, nutritional and skin care programs. Nutragenetics and Dermagenetics use SNP assessments to identify areas of an individual’s genetic make-up functioning less than optimally and can help guide him or her choosing the desirable combination of nutrients, vitamins and topical active ingredients matched to his or her unique genetic make-up. For the first time, this revolutionary SNP science is making it possible to personalize and tailor wellness and skin care products.

As pharmacogenomics is acknowledged to be the future of curative medicine, GeneLink believes that Nutragenetics and Dermagenetics are the future of the wellness industry. GeneLink is not only positioned as the leader in the industry, but also the inventor, through its genetic assessments and patents of key intellectual property in the field, giving it a head start in this important and emerging market.

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

The vitamin and supplement marketplace is now over 50 years old. The market leaders remain the decades-old “multi-vitamins” that have been known as the industry standards. With over half of the population of the United States taking nutritional supplements and using topical skin care products, the vast majority are uncertain as to what they are using and why. Many times this shotgun approach leads to the over (or under) consumption of vitamins, minerals and active ingredients.

GeneLink’s innovations have led the Company to develop a proprietary mass- customization product manufacturing system for nutritional supplements and skin care product delivery. This mass customization is the process of manufacturing “one at a time” formulations based on an individual’s DNA signature.

The competitive advantage is simple. GeneLink offers carefully selected and monitored ingredients from the highest quality suppliers. This by itself would not be proprietary. It merely positions the Company as a high-quality supplier. However, unlike the rest of the nutrition and skincare industry, the Company has the ability to provide its customers, on an individual by individual basis, the ability to determine and obtain:

-	what they need,

-	in the right amount

-	without paying for or consuming what they don’t need.

Utilizing genetics, GeneLink adds a completely unique dimension – the ability to respond to some of an individual’s genetic deficiencies. In addition to GeneLink’s own proprietary science and discoveries, in order to protect its customers, GeneLink uses only:

-	Genetic variations (SNPs) independently verified by world-recognized medical and scientific institutions

-	Ingredients already generally accepted as safe by the FDA; and

-	Ingredients independently verified to be efficacious in addressing the deficiencies identified through the SNPs.

Our products are centered on natural organic compounds and non-FDA nutraceuticals with an emphasis on getting the proper nutrients delivered to each individual’s specific needs. The public long have been taught the value of good nutrition and been told that vitamins are good for them, yet few know which ones are really necessary, how much are necessary, or whether their personal bodies can actually absorb them effectively. GeneLink scientists, along with top research institutions, have discovered that each person has a unique "genetically determined" body chemistry. All humans have minor DNA variations that can cause the body to be unable to produce some essential proteins for normal, healthy development. Even small variations in an individual’s genes can have a profound influence on how well he or she responds to food, physical activity, environmental stresses and medicines. That is why vitamins and supplements are important to compensate for deficiencies in each person’s biological make-ups allows his or her cells to consistently have the right fuel to do their jobs.

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

GeneLink is an industry game-changer, well-positioned in a market searching for solutions to soaring healthcare costs. It is truly a wellness company in a sea of disease-treatment companies. In its simplest form, GeneLink delivers a new generation of nutrition and skin care products in personally-customized forms, manufactured specifically to key elements of the individual’s DNA.

In doing so, GeneLink utilizes some of the most significant, highest quality and most scientifically supported ingredients available. In the case of nutrition, the current DNA-customized nutritional supplement product may utilize up to 89 ingredients, unlike the typical multi-vitamin that contains 30 ingredients, many or all of which are often chemically-synthesized. GeneLink skin serum currently contains up to 16 all-natural plant-based ingredients. Each user gets what he or she needs, nothing he or she does not need, and can now know what will work best for his or her individual bodies - saving cost, eliminating guesswork, and providing peace of mind.

GeneLink’s history since 2008 of providing genetically customized nutrition and skin care solutions to more than 30,000 people is compelling evidence of the marketplace viability of the Company’s approach to personalized health and wellness.

Although GeneLink’s approach is unique, the scientific underpinnings are independently verified and established by the scientific community. Furthermore, as a science company, GeneLink continues to design its assessments and products to benefit from new breakthroughs in relevant SNPs and compensatory ingredients. GeneLink is currently working on additional targeted SNP assessments weight management and attention/cognition, the next generation of solutions to add to its initial 12 SNP assessments panel for a more expanded view on an individual’s health and wellness.

In layman’s terms, over time GeneLink should be able to see deeper and deeper into the layers of health issues revealed by genetic information - then deliver more and more finely-tuned formulations. Aside from a continual expansion of its initial product offering, this process will result in the ultimate goal of “condition specific” nutraceuticals - much like the vast array of pharmaceutical medicines we are familiar with today, but with targeted accuracy and without the effects of synthesized chemicals that often have severe and unwanted side effects.

GeneLink’s Market Positioning

GeneLink is a pioneer in genetically-guided personal care products. Its Scientific Advisory Board is comprised of world-recognized scientists and researchers in the fields of biotechnology, genomics, molecular biology, chemistry, medicine, clinical laboratory medicine and nutritional sciences. As a group they have over 600 peer reviewed publications and abstracts, numerous awards, dozens of patents and distinguished careers with some of the world’s foremost public and private biosciences corporations and universities. GeneLink possesses four (4) patents and has eleven (11) patents pending. Twenty-two (22) trademarks have been registered to date and two (2) trademarks are pending registration.

GeneLink seeks to position itself in four business areas:

1.	The first area is that of mass market consumers. The Company’s recently divested direct selling subsidiary, GeneWize Life Sciences, Inc. (“GeneWize”), continues to market the Company’s nutritional supplement and skin care products. Agreements are in place for similar products to be distributed via internet and direct response marketing channels and additional mass market opportunities are planned domestically and internationally.

2.	The second area will be a targeted application of GeneLink products into specialty vocational markets such as physicians, fitness, sports and athletes. This will be achieved through GeneLink’s own distribution efforts and brands as well as in conjunction with outside market partners currently serving the target audiences.

3.	The third area is private label and licensing applications of GeneLink genetic assessments and various product formulations into existing and new sales channels worldwide such as large health-care networks that require their own branding.

4.	The fourth area of development is a research effort focused on developing genetic assessments linked to non-FDA medical or “pharmacogenomics” applications to specific conditions. This area of GeneLink’s developmental pipeline incorporates important research areas such as genetic assessments on matters such as Alzheimer’s and Dementia, cardiovascular disease, bone density loss and ADHD.

The Business Numbers

Revenues:

Historically revenues grew from $100,000 in 2007, to $6.4 million in 2008 and $8.6 million in 2009. Challenges and transitions in its leadership caused GeneWize to lose momentum in 2010 and revenues slipped to $7.8 million. Despite a continued contraction of revenues to $4.7 million in 2011 and continuing into the first half of 2012, the Company expects to return to growth in the second half of 2012 through market partner expansion. The transition of the Company’s business model from a direct provider to consumers to a “wholesaler” or supplier to third party distribution partners will also impact the magnitude of gross revenues on a per customer and aggregated basis.

Interest by distribution partners, coupled with exceptional customer product acceptance and loyalty, has been very encouraging. Through private labeling and licensing, GeneLink believes it does not need to compete with the existing market, but rather merely needs to partner with and support existing segments or players in that market with its new personalized products. Targeted condition- specific products outside of the nutrition and skin care markets have also been identified and could provide significant additional upside opportunities as they are developed and marketed.

Since proving the acceptance of its products since 2008, many market opportunities have become available to the Company, both domestically and globally. Through the continued addition and development of market partners, as well as continued new product introductions, GeneLink expects to grow in the second half of 2012 and is targeting sustainable profitability around the fourth quarter of 2012. Growth is expected to continue through channel expansion in the U.S. and also by entering into interested international markets.

Sales Channel/Market Development:

In 2011, GeneLink refocused its efforts from direct selling to strategic partnering by linking with existing distribution channels via private labeled products and licensing. In October of 2011, the Company signed definitive agreements to sell its GeneWize direct selling subsidiary to Capsalus Corp (WELL.OB) and to have them continue as a licensing and distribution partner. That sale was consummated on February 10, 2012. In selling GeneWize to Capsalus, GeneWize moved from subsidiary to market partner and distributor to the direct selling marketplace. GeneWize continues to sell Lifemap Me nutritional supplements and skincare through its “brand partner” affiliates.

In July 2011, the Company signed a license and distribution agreement with Geneme, LLC, a company led by Robert Trussell, founder and co-chair of Tempur-Pedic. Mr. Trussell’s group will focus on direct response opportunities such as long and short form commercials (a/k/a infomercials) and other direct response opportunities of its own unique branding of GeneLink technology and products.

Also in development for 2012 are medical and professional markets, including the re-launch of our Dermagenetics® line. Future plans include opportunities in high-end retail avenues designed to integrate and support the larger mass retail base.

The Company looks to build each of these channels, leveraging distinctive and unique products and branding, in a way which will provide sustainable mutual benefit and synergies for all markets.

Current Product Lines and Extensions:

Since 2008, the focus of GeneLink and GeneWize had been the GeneWize Me nutrition system and GeneWize Me skincare system orders consisting of a twelve-gene and a six-gene DNA assessment and a one month supply of GeneWize Essentials non-customized product. A DNA customized product is manufactured after the results of the DNA assessments are provided by the lab. A customer pays $129 per month for the customized nutrition or $99 per month for the customized skin serum.

In March 2011, the Company expanded its product offerings through GeneWize. New products included a DNA supportive weight management product and additional complementary skin care products which create a complete skin care regimen.

In early 2012, the Company began its soft re-launch of its high-end Dermagenetics® brand. These products involve additional customization offered through physicians and medical professionals. In addition it is in the process of developing additional and modified products to meet other product needs as requested by new GeneWize owners and management.

Product development efforts continue to look at additional ways to leverage the Company’s current SNP technologies for additional product offerings. In addition, research continues into new condition-specific pharmacogenomic applications. As mentioned above, this area of GeneLink’s developmental pipeline incorporates areas such as of weight management, cardiovascular health, bone health, ADHD and other significant applications.

Market Expansion: 2012 and Beyond

Since the commercial launch in August 2008 of its initial nutraceutical solution, the Company has performed nearly 30,000 genetic assessments and delivered over 170,000 units of customized product. GeneLink has delivered something no company has before: “mass personalization” of genetically customized products at an affordable price. With increased volumes and additional targeted investment in systems, manufacturing and lab capacities, costs can be further reduced, allowing for increased margins and more attractive market pricing, which the Company believes will afford access to more customer channels and marketing opportunities.

Based on this early commercial success, GeneLink has been approached by numerous potential partners seeking to market its products. These include potential partners outside of the United States. Based upon interested received to date, GeneLink believes it will have the opportunity to expand through partnerships and licensing relationships outside of this country. With genetic assessment and personal wellness customization predicted to grow into 2012 and beyond, GeneLink is equipping itself to expand with the anticipated market demand.

GeneLink Manufacturing: Current and Future

GeneLink established the first commercially viable DNA-guided nutrition and skin care production process. Large pharmaceutical and skin care providers manufacture very large volumes of one single formula product, shipped to warehouses for storage until it is ordered by a customer or distribution channel. Some products are on the shelf for months, because it saves the manufacturer money. GeneLink manufactures and delivers a new, individually-customized product for each customer as orders are received, so ingredient freshness is assured and the customer receives the exact product formulation that his or her body needs. GeneLink has invested considerable time and energy in designing a reliable delivery process and is the first to address the challenge of delivering customized wellness products.

The Company’s methodology is scalable for the foreseeable future, and it is currently planning to further automate manufacturing to decrease cost, expand capacity, increase the level of customization, and allow for even greater degrees of customization. Increased customization would provide GeneLink with additional competitive and financial advantages as it facilitates tailoring ingredients to an order at a fraction of the cost a customer would pay if purchasing such ingredient independently elsewhere.

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

INTELLECTUAL PROPERTY

GeneLink has a compilation of issued and pending patents that center on using DNA analysis for the purpose of customizing nutrition and skin care formulations for wellness and anti-aging. Patents that focus on certain medical diseases and conditions are in various stages of application.

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

DNA Assessments/DNA Assessments Developed by GeneLink:

To support its vision, GeneLink has developed an impressive portfolio of DNA-based assessments to measure pre-dispositions to diseases and aging processes. Although GeneLink does not attempt to diagnose or predict any disease or medical condition, these assessments are utilized to develop proprietary, individually tailored supplement products to compensate for any disadvantaged genes discovered in the assessment process:

•	Healthy Aging Assessment

The GeneLink Healthy Aging® is a twelve gene-SNP panel containing a cross section of some of the most important basic functional health areas including oxidative stress, bone health, cardiovascular health, lipid metabolism and includes genes that play multiple functions in immune response and detoxification.

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

GeneLink’s CoQ10 Efficiency Assessment is designed to help determine which form of CoQ10 an individual is able to efficiently use, the fully oxidized form of COQ10 called Ubiquinone or the active form of CoQ10 called Ubiquinol.

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

•	GeneLink Nutragenetic Profile

GeneLink’s Nutragenetics Nutritional Assessment is designed to identify variations (SNPs) in propensity for: oxidative stress; environmental challenges; cardiovascular health; detoxification; immune health; neurological health: pulmonary health, eye/vision health and bone health.

This powerful assessment represents an excellent starting place for clinicians, patients or consumers interested in using their personal genetic information to create an integrative strategy to help minimize potential health risks.

Depending upon the marketing channel, assessment result presentations may vary.

•	Skin Health Assessment (also known as Dermagenetics Skin Health Assessment)

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

GeneLink's Bone Health assessment is an important predictive tool that can be used as a guide to help determine an individual's genetic propensity for bone density loss and that can help create a therapeutic supplemental nutritional strategy that minimizes in-born health risks.

Proprietary Systems:

•	Dermagenetics® Customized Skin Care System

First introduced in 2005, the Dermagenetics® Skin Care System was the first comprehensive system of personalized (mass customized) skin care product manufacturing based on genetic assessment that measures SNPs in DNA.

GeneLink’s patented Dermagenetics® Skin Health Assessment is the foundation of skin health: Genetic assessment results drive a proprietary algorithm that generates a skin health report linked to an individual "titration matrix" or “recipe” for each person’s skin-care formulation. Next, the genetically-guided ingredients called SNPactives™ (natural nutrient compounds which have been shown to help compensate for genetic deficiencies) are infused into the individual skin care or cosmetic product.

The Dermagenetics® Skin Care System™ is the first and only clinically tested, scientifically proven customized skin care system genetically matched to an individual’s DNA.

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

Bernard L. Kasten, Jr., M.D.

Effective December 30, 2010, Dr. Kasten was appointed the Chief Executive Officer and President of the Company. Dr. Kasten is also the Executive Chairman of the Board. Dr. Kasten has been a scientific advisor to the Company since 1999 and a member of the Company's Advisory Committee since 2001. Dr. Kasten is a graduate of Miami University (Oxford Ohio), BA Chemistry 1967, and the Ohio State University College of Medicine, MD 1971. His residency was served at the University of Miami, Florida and fellowships at the National Institutes of Health Clinical Center and National Cancer Institute, Bethesda, Maryland. Dr. Kasten is a Diplomat of the American Board of Pathology with Certification in Anatomic and Clinical Pathology with sub-specialty certification in Medical Microbiology. Dr. Kasten is an author of "Infectious Disease Handbook" 1st through 5th Editions 1994-2003 and the "Laboratory Test Handbook" 1st through 4th Editions 1984-1996 published by Lexi-Comp Inc., Hudson, Ohio. Dr. Kasten has been active with the College of American Pathologists (CAP) serving as Chairman of its Publication Committee from 1985-1993, its Management Resources Committee from 1993-1998 and its Chairman Internet Editorial Board from 1999-2003. Dr. Kasten received the College of American Pathologists Presidents Medal Awarded for Outstanding Service in 1989 and the College of American Pathologists Frank W. Hartman Award, in 1993 for Meritorious Service to the College (Founding CAP Today) the organization's highly successful monthly tabloid magazine. Dr. Kasten's professional staff appointments have included the Cleveland Clinic, Northeastern Ohio Universities College of Medicine, the Bethesda Hospitals and Quest Diagnostics. Dr. Kasten served eight years, 1996-2004, at Quest Diagnostics Incorporated [NYSE-DGX], where he was Chief Laboratory Officer; Vice-President of Business Development for Science and Medicine and Vice-President of Medical Affairs of a Quest Diagnostics wholly-owned subsidiary, MedPlus Inc. Dr. Kasten joined SIGA Technologies, Inc. [NASDAQ-SIGA] as a Board of Directors member in May 2003, and accepted the appointment as SIGA's Chief Executive Officer in July of 2004, serving through April 2006. Dr. Kasten is Chairman of the Board of Cleveland Bio Labs Inc. [NASDAQ-CBLI], and also serves on the Board of Directors of CytoLogic Inc, Lexi-Comp Inc, Riggs-Heinrich Media Inc, Highway Composites LLC, Monroeville Industrial Molding Inc, PIPO Inc and Cleveland Bio Labs Inc.

Robert Ricciardi, Ph.D.

Dr. Robert Ricciardi is a founder of GeneLink and is a Professor of Microbiology at the University of Pennsylvania, where he is a Graduate Group Chairman. He received his Ph.D. from the University of Illinois at Urbana. He was a Postdoctoral Fellow at Brandeis University and Harvard Medical School in the Department of Biological Chemistry where he was awarded Fellowships by the American Cancer Society, National Institutes of Health and the Charles A. King Trust. He developed one of the first genomic technologies, which was used widely to discover and map many hundreds of genes by identifying the proteins they encode. Most of Dr. Ricciardi’s research has centered on understanding basic mechanisms of cancer. He identified one of the first gene activators from a virus that can make cells cancerous by enabling them to escape the immune system. These studies, in turn, disclosed a key mechanism that modulates NF-kappa-B, the master regulator of the immune system. Dr. Ricciardi has also developed and received patents on recombinant delivery vectors for potential use as vaccines and gene therapy. In addition, Dr. Ricciardi discovered new replication proteins from human viruses that cause cancer (KSHV) and possibly chronic fatigue (HHV-6). He is applying a rapid mechanistic assay he developed (U.S. Patent) that is being used to screen tens of thousands of compounds from chemical libraries in order to discover therapeutics that will inhibit these and other disease related human viruses. Dr. Ricciardi has served as a consultant to Children’s Hospital of Philadelphia, Smith Kline Pharmaceuticals, and the NIH, and was awarded a NATO Visiting Professorship at Ferrara Medical School and has been an invitational speaker at numerous international scientific meetings and universities. He has authored 93 publications.

Harold H. Harrison M.D., Ph.D., F.C.A.P.

Dr. Harrison has served as Corporate Medical Director of Genetic Services for Quest Diagnostics, and as overall Medical Director for the biochemical, molecular, cytogenetic, and HLA laboratories of Genetrix, Inc., a national genetic services company that was acquired by Genzyme Genetics in 1997. A Clinical Pathologist with subspecialty training in all areas of genetic services and a Ph.D. in biochemical genetics, Dr. Harrison is a Fellow of the College of American Pathologists and a member of the American College of Medical Genetics and American Society of Human Genetics. He holds medical licenses in six states (AZ, CA, IL, NJ, NV, and NY), and laboratory director's licensure in NJ and NY. A former faculty member at the Univ. of Chicago Pritzker School of Medicine, Dr. Harrison has over 80 publications and abstracts, and several OMIM/GDB citations for his and collaborators' genetic discoveries. Dr. Harrison currently holds a clinical faculty appointment with the University of Arizona Medical School.

Dr. Stefanie May Heinrich

Dr. Heinrich has joined GeneLink as Director of Genomics. Dr. Heinrich has a Diploma in Biochemistry from the department of human genetics at the Ruhr University Bochum, Germany. She received her Ph.D at the Dr.-von-Haunerschen Children’s Hospital in Munich, Germany, in the department of pneumology and served as a researcher at the department of human genetics at the Justus-Liebig University in Giessen, Germany.

Virginia Bank

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

James W. Simpkins, Ph.D.

Dr. James W. Simpkins received his B. S, and M. S. degrees from the University of Toledo and in 1977 received a Ph.D. Degree in Physiology from Michigan State University. He joined the faculty at the University of Florida, College of Pharmacy in 1997 and rose through the ranks to the position of Professor of Pharmacodynamics. He has served as Chairman of the Department of Pharmacodynamics, Chairman of the Department of Pharmaceutics, Associate Dean for Research and Graduate Studies and Director, Center for the Neurobiology of Aging at the University of Florida. In 1996, Dr. Simpkins was appointed as the Frank Duckworth Professor of Drug Discovery at the University of Florida. He has more than 295 peer-reviewed publications, a dozen patents for his discoveries and has edited two texts on Alzheimer's disease therapy. He also served as the Director of the University of Florida Drug Discovery Group for Alzheimer's disease, which has sustained funding by the National Institute on Aging to support research in the pharmacotherapy for Alzheimer's disease. In 1999 he was appointed to the Medical and Scientific Advisory Council of the National Alzheimer's Association. In July 2000, he became the Chair of the Department of Pharmacology and Neuroscience and Director, Institute for Aging and Alzheimer's Disease Research at the University of North Texas Health Science at Fort Worth.

Robert Kagan, M.D. F.C.A.P.

Dr. Kagan is Board Certified in Clinical Pathology, Nuclear Medicine and Hyperbaric Medicine. He received his medical degree from Georgetown University School of Medicine. He is Past President of the Florida Association of Nuclear Physicians and Past Chairman of the Board of the Nuclear Medicine Resource Committee of the College of American Pathologists.

Heather Mittiga, MD

Dr. Mittiga is a Board Certified Pediatrician. She received her medical degree from Case Western Reserve University, College of Medicine, served her residency at the University of Pittsburgh Children’s Hospital and fellowship at the Cincinnati Children’s Hospital Medical Center. Her practice interests include pediatric wellness, child and adolescent nutrition. Dr. Mittiga assists the GeneLink formulation team in determining proper nutrients, efficacy, and safety levels for pediatric, youth and teen products.

Margaret Palazzolo

Ms. Palazzolo has 13 years of experience designing, implementing and managing research studies and 10 years in conducting data analysis. Her work has been concentrated in both social sciences and medical research. Most recently she has undertaken a new area, network analysis. She is currently working with GeneLink to determine the effects of several newly developed products. She is a full time employee at Cincinnati Children's Hospital Medical Center (CCHMC) in the James M. Anderson Center for Health Care Excellence where she is piloting new technology solutions to enable reliable population management for patients with chronic conditions. In addition she is part of a team of researchers from the Massachusetts Institute of Technology and CCHMC studying the development of health care providers' communication networks to determine what factors predict perfect care. This research, the first of its kind, is being applied at CCHMC in teams caring for patients with chronic conditions. She graduated in 1999 from the University of Cincinnati with her Master's of Science degree.

Kenneth R. Levine

 Mr. Levine is the President of First Equity Capital Securities, Inc., a FINRA and SEC registered firm and the Company’s investment banker since 2003.  Mr. Levine was formerly an attorney with the law firm of Simpson, Thacher and Bartlett and currently serves as a member of the board of directors of Chiliad Publishing Inc., as well as a series of five health and wellness focused non-profit organizations. Mr. Levine is a graduate of Harvard College as well as Fordham University School of Law.  He serves as business advisor to the Company’s Scientific Advisory Board, and attends Board of Directors and Audit Committee meetings as a non-voting participant.

FINANCIAL AND BUSINESS ADVISOR

First Equity Capital Securities, Inc. has been engaged by the Company to advise and support the Board and the Company with regard to numerous issues, including but not limited to, strategic business development, financial and operating issues, and legal relationships. First Equity is currently entitled to receive a stipend of $5,000 per month for such services. Kenneth R. Levine, a holder of more than five percent of the equity securities of the Company, is an officer and owner of First Equity Capital Securities, Inc. First Equity, Inc. has been engaged by the Company to perform investment banking services since 2003, including capital formation, for which First Equity has, from time to time, acted as a Placement Agent for compensation.  Mr. Levine attends Board of Directors and Audit Committee meetings as a non-voting participant and is a member of the Scientific Advisory Board.

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

GeneLink’s predictive assessments may be subject to regulation at both a State and a Federal level. The Centers for Medicare and Medicaid Services (CMS) regulates most laboratory testing performed on humans in the U.S. through the Clinical Laboratory Improvement Amendments (CLIA). The Division of Laboratory Services, within the Survey and Certification Group, under the Center for Medicaid and State Operations (CMSO) has the responsibility for implementing the CLIA Program.

Certain states such as New York and California have more stringent regulations for clinical laboratories and broader definitions as to what testing is regulated. International jurisdictions also may impose regulations on the conditions under which testing is performed on their residents. Some states may require a physician order for the testing.

GeneLink endeavors to maintain compliance with all relevant State and Federal regulations. Historically and currently, due to unique, state specific regulatory requirements GeneLink DNA assessment services have not been available for the residents of New York. The Company continues to actively seek the appropriate approvals to provide testing in New York and in all other jurisdictions, both domestic and international.

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

The U.S. Government Accounting Office (GAO) issued a report in July 2010 to the effect that DTC tests are misleading to consumers and that the test results are further complicated by deceptive marketing practices. Later that month, the U.S. House of Representatives Committee on Energy and Commerce held a hearing on the public health implications of DTC genetic testing. In the course of broader public testimony at the hearing, representatives from GAO made reference to allegedly improper marketing practices utilized by an independent distributor of GeneWize products. The Federal Trade Commission (FTC) may also examine aspects of marketing of DTC tests.

The Company continues to closely monitor potential changes to the overall regulatory environment to ensure its activities are compliant with applicable requirements. This regulatory environment includes federal as well as state matters regarding DTC testing. The Company has engaged in discussions with the FDA in order to assure compliance, and will pursue additional opportunities for discussion as warranted.

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

In March 2011, we received interrogatories and a request to produce documents from the FTC as part of its investigation into unnamed persons engaged directly or indirectly in the advertising or marketing of dietary supplements, foods, drugs, devices, or any other product or service intended to provide a health benefit or to affect the structure or function of the body.   We believe that this request is related to the July 2010 GAO report referenced above.  We have expended significant resources in 2011 in an attempt to comply with this request and continue to do so.

FDA Regulation of Nutritional Supplements

The Dietary Supplement Health and Education Act of 1984 (DSHEA) amended the Federal Food Drug and Cosmetic Act, defined dietary supplements including vitamins and minerals, and provided a regulatory framework to ensure safe quality dietary supplements and the dissemination of accurate information about such products. Under DSHEA dietary supplements are regulated as foods. The FDA is prohibited from regulating the active ingredients in dietary supplements as food additives or drugs unless product claims trigger a declaration drug status. GeneLink’s supplements are all currently accepted as safe and are not regulated as drugs. New ingredients will not be added to our product offerings unless they are accepted by the FDA. If any individual ingredient becomes subject to additional FDA regulation GeneLink would look to replace it with a suitable substitute without material impact on the usefulness or marketability of the specific GeneLink or other market partner product.

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

Our independent auditors have expressed doubt about our ability to continue as a going concern.

Our independent registered public accounting firm has expressed doubt about our ability to continue as a going concern in their report on our December 31, 2011 financial statements. Our continuance as a going concern is dependent upon our ability to raise capital. There is no assurance that we will be able to raise adequate capital or generate sufficient cash from operations to continue as a going concern.

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

Our future capital requirements and the adequacy of available funds will depend on numerous factors, including:

•	the successful commercialization and licensing of our existing products and services;
•	the development of adequate internal systems, manufacturing capabilities and laboratory testing capabilities;
•	progress in our product development efforts;
•	progress with regulatory affairs activities;
•	the growth and success of effective sales and marketing activities;

•	the cost of filing, prosecuting, defending and enforcing patent claims and other intellectual property rights; and

•	development of strategic alliances for the marketing of our products.

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

WE HAVE A HISTORY OF LOSSES AND MAY HAVE CONTINUED LOSSES FOR THE FORESEEABLE FUTURE.

We commenced operations in 1994. We have incurred significant losses to date and revenues have been limited. Our expenses have exceeded revenues in each year since inception. Given planned levels of operating expenses, we may continue to incur losses for the foreseeable future. Our accumulated deficit as of December 31, 2011 was $24,560,315. Our expenses historically have consisted principally of salaries, general and administrative expenses incurred while building its business infrastructure and research and development expenses. We plan to increase operating expenses in anticipation of increasing revenues. If our revenue growth is slower than anticipated or operating expenses exceed expectations, our losses will significantly increase. Currently, we believe that our monthly operating loss has been reduced and we expect this trend to continue, eventually resulting in profitability. Even if we were to achieve profitability, it may not be able to sustain or increase profitability on a quarterly or annual basis.

IF OUR OUTSIDE SUPPLIERS AND MANUFACTURERS FAIL TO SUPPLY RAW MATERIALS AND PRODUCTS IN SUFFICIENT QUANTITIES AND IN A TIMELY FASHION, OUR BUSINESS COULD SUFFER.

Currently, we have one exclusive supplier of raw materials for our nutritional supplements and one exclusive supplier for our skin care products. The loss of a supplier or a significant disruption or interruption in our supply of raw materials would have a material adverse effect on the manufacturing and packaging of our products. Furthermore, any increases in the costs of raw materials would adversely affect our products margins if we are unable to pass along such higher costs in the form of price increases, or to otherwise achieve cost efficiencies in manufacturing distribution. We currently have one exclusive manufacturer of our custom products and there is no assurance that this outside manufacturer will continue to reliably supply finished products to us at the level of quality that we require. If our third-party manufacturer were to become unable or unwilling to provide products in required volumes and quality levels to us, we would be required to identify and obtain acceptable replacement manufacturing sources. As we grow, we will be required to identify alternative sources for raw materials and for manufacturing, and there is no assurance that we will be able to identify appropriate alternative sources of raw materials and manufacturing that will be sufficient to meet our needs.

While we require that our manufacturers verify the accuracy of the contents of our products, we do not have the expertise or personnel to monitor the production of products by these third parties. We rely exclusively, without independent verification, on certificates of analysis regarding product content provided by our third party suppliers and limited safety testing by them. We cannot be assured that these outside manufacturing will continue to supply products to us reliably in the compositions we require. Errors in the manufacture of our products could result in product recalls, significant legal exposure, adverse publicity, decreased revenues and loss of distributors and endorsers.

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

WHEN WE DEVELOP INTERNAL MANUFACTURING CAPABILITIES AND/OR CERTIFIED GENETIC LABORATORY SERVICES, THERE WOULD BE REGULATORY, ECONOMIC AND OTHER RISKS ASSOCIATED WITH SUCH VENTURES.

As we grow, we anticipate developing internal capabilities to manufacture some or all finished products sold to our customers. In such event, we would be required to comply with the requirements and directives of governmental agencies, including the FDA. We would also be subject to environmental laws. Violation of any of these requirements could result in financial penalties and other enforcement actions and could require us to halt our in-house manufacturing operations until violations are cured. The costs required to cure any incidents of non-compliance, to resolve enforcement actions that might be initiated by a government authority or to satisfy any new legal or other requirements with respect to the manufacturing of our raw materials and products could have a material adverse effect on our business, financial conditions and results of operations. If we decide to acquire or build a laboratory to use for our in-house purposes, we would be subject to the oversight of various federal and state governmental agencies, and we would be required to become certified in various federal and state jurisdictions. The laboratory certification process is a lengthy and costly process and there is no assurance that we will obtain any or all such certifications. If we operate our own laboratory, such operations would be subject to power failures, the breakdown, failure or substandard performance of equipment, the improper installation or operation of equipment, and natural and other disasters, and there can be no assurance that the occurrence of any of these or any other operational problems at any laboratories that we might operate would not have a material adverse effect on our business, financial condition and results of operations.

OUR BUSINESS CURRENTLY DEPENDS PRIMARILY ON THE SUCCESS OF PRODUCT SALES BY THIRD PARTY MARKET PARTNERS AND OUR LICENSING AND DISTRIBUTION PROGRAM, WHICH IF UNSUCCESSFUL, WILL THREATEN OUR SURVIVAL.

A key element of our current business strategy is to enter into licensing arrangements with companies to sell our products. We face challenges in entering into new license and distribution agreements. During discussions with potential market partners, significant negotiation issues arise from time to time. We cannot be assured that prospective market partners will be persuaded during negotiations to enter into agreements with us, either at all or on terms acceptable to us. In addition, although to date the existence of our subsidiaries and market partners has not been seen by potential licensing partners as competition to their plans, this could be a barrier to new partners.

The sales revenue and royalties we receive from market partners depend on their efforts and expenditures, over which we have no control. Because it is up to our market partners to decide when and if they will introduce products using our technology, we cannot predict when and if our agreements will generate substantial sales of such products. The amount and timing of wholesale sales or royalty payments are dependent on the ability of our market partners to gain successful regulatory approval for, market and sell products incorporating our technologies. Failure of certain market partners to obtain or maintain regulatory approval or market acceptance for such products could have a material adverse effect on our business, financial condition and results of operations.

If one or more of our market partners fails to pursue the development or marketing of these products as planned, our revenue and profits could be adversely affected. We do not control the timing and other aspects of the development or commercialization of products incorporating our licensed technologies because our market partners may have priorities that differ from ours or their development or marketing efforts may be unsuccessful, resulting in delayed or discontinued products. Hence, the amount and timing of wholesale sales or royalty payments received by us will fluctuate, and such fluctuations could have a material adverse effect on our business, financial condition and results of operations.

Existing shareholders may face dilution from our financing efforts.

We are presently dependent on raising capital from external sources to execute our business plan. We plan to issue capital stock to meet our capital requirements. We may not be able to sell these securities, particularly under the current market conditions. If we were to sell our capital stock, we might be forced to sell shares at a depressed market price, which could result in substantial dilution to existing shareholders. In addition, shares of newly issued capital stock may have rights, privileges and preferences superior to those of our common shareholders.

OUR LIMITED OPERATING HISTORY AND RECENT CHANGE IN MARKETING STRATEGY MAKE IT DIFFICULT TO EVALUATE OUR PROSPECTS.

We have a limited operating history on which to evaluate our current business and prospects. There is no assurance that we will achieve significant sales as a result of this new strategy. We also may not be successful in addressing our operating challenges such as expanding our market presence. Although we have developed our business plans in an attempt to address these issues, our prospects for profitability have been considered in light of our evolving business model. These factors make it difficult to assess our prospects.

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

Declining economic conditions may also increase our costs. If the economic conditions do not improve or continue to deteriorate, our results of operations or financial condition could be adversely affected. Over the past months, we have taken significant steps to cut costs and restructure our pricing, resulting in increasing profit margins. Further increases in profit margins are a major focus of our management and plans. In addition, despite the current economic conditions, our current customer base has proven to be extremely loyal and stabile, a fact that the management attributes to the desirability of our products.

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

The GAO issued a report in July 2010 to the effect that direct to consumer tests are misleading to consumers and that the test results are further complicated by deceptive marketing practices. In March of 2011, we received interrogatories and a request to produce documents from the FTC as part of its investigation into unnamed persons engaged directly or indirectly in the advertising or marketing of dietary supplements, foods, drugs, devices, or any other product or service intended to provide a health benefit or to affect the structure or function of the body.   We believe that this request is related to the July 2010 report referenced above.

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

THE MARKET FOR OUR PRODUCTS AND SERVICES IS UNPROVEN.

The market for our products and services is at an early stage of development and may not continue to grow. The marketplace may never fully accept our products and services, and we may never be able to sell our products and services at a profit. Our efforts to commercialize our intellectual property have had measured success to date, and we currently are serving approximately 2,000 continuing monthly consumers. We believe that we can achieve broad market acceptance only with efforts by our market partners at substantial education about the benefits of our products and services.

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

To date we have performed over 30,000 genetic assessments and supplied over 170,000 units of customized product without any such claims being brought forward.

WE ARE DEPENDENT ON KEY PERSONNEL.

Our success will depend in large part upon the continued services of a number of key employees and consultants. The loss of the services of any of these individuals could have a material adverse effect on us. In addition, if one or more of our key employees or consultants leaves to join a competitor or to form a competing company, the loss of such personnel and any resulting loss of existing or potential clients to any such competitor could have a material adverse effect on our business, financial condition and results of operations. The Company has non-disclosure agreements in place with key personnel. However, in the event of the loss of any such personnel, there can be no assurance that we would be able to prevent the unauthorized disclosure or use of our technical knowledge, practices or procedures by such personnel.

our COMMON STOCK PRICE is VOLATILE AND we have a THIN TRADING MARKET.

Although our common stock is listed on the NASDAQ OTC Bulletin Board under the symbol “GNLK”, recently daily trading volume of our Common Stock has generally been limited. The prices for securities of biosciences companies have historically been volatile. The trading price of our Common Stock has experienced considerable fluctuation since we began public trading in 1999.

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

We are required to comply with various corporate governance and financial reporting requirements under the Sarbanes-Oxley Act of 2002, as well as rules and regulations adopted by the Securities and Exchange Commission and the Public Company Accounting Oversight Board. We expect to spend significant amounts of time and money on compliance with these rules. Our failure to correct any noted weaknesses in internal controls over financial reporting could result in the disclosure of material weaknesses which could have a material adverse effect upon the market value of our stock. There can be no assurance that these internal audits will uncover all material deficiencies or areas of weakness in our operations or internal controls. If left undetected and uncorrected, such deficiencies and weaknesses could have a material adverse effect on our financial condition and results of operations.

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

ITEM 2.          PROPERTIES

The Company had leased its principal offices in Longwood, Florida. The lease is for a term of one (1) year, ending December 14, 2012 and provides for monthly rental payments of $5,141. In April 2012 this lease was assumed by our former subsidiary, GeneWize. In December 2011, the Company leased new office and production facilities in Orlando, Florida with the lease term commencing upon occupancy in mid-2012. The lease is for a term of five years with monthly rental payments of $16,577.

ITEM 3.          LEGAL PROCEEDINGS

In September 2009, the Company brought action against two prior law firms in New Jersey Superior Court, alleging that their failure to timely provide legal services and make or authorize required filings caused the Company to lose valuable Japanese and U.S. patent rights. In March 2010, the Company voluntarily dismissed one of the law firms from the action. In August 2010, the remaining law firm filed a counterclaim for alleged unpaid legal fees owed to it by the Company. The defendant attempted to remove the matter to U.S. District Court, but in it was remanded back to the New Jersey Superior Court. The defendant appealed the remand decision, but in 2012 the Federal Circuit dismissed the defendants appeal. The case is now in the discovery phase.

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

2011	High	Low
1st Quarter	$0.12	$0.04
2nd Quarter	0.15	0.06
3rd Quarter	0.11	0.07
4th Quarter	0.09	0.05

2010	High	Low
1st Quarter	$0.15	$0.09
2nd Quarter	0.11	0.08
3rd Quarter	0.08	0.03
4th Quarter	0.07	0.03

As of March 31, 2012 there were 218 holders of record of the Company’s Common Stock. The Company has never paid dividends and does not anticipate paying any dividends in the future. The Company anticipates that it will retain all future revenues for working capital purposes.

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

EQUITY COMPENSATION PLAN INFORMATION

The following equity compensation plan information is as of December 31, 2011:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted-average exercise price of outstanding options warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by shareholders(1)	14,686,000	(1)	$0.10	7,314,000
Equity compensation plans not approved by shareholders	4,945,833		$.018	None

(1) 5,375,000 options were granted pursuant to the Company’s 2007 Stock Option Plan, 5,511,000 options were granted pursuant to the Company’s 2009 Stock Option Plan and 3,800,000 were granted pursuant to the Company’s 2011 Stock Option Plan.

ITEM 7.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis in conjunction with our consolidated financial statements and related notes in Item 8 in this Annual Report on Form 10-K.

Overview

With the appointment of Chairman Dr. Bernard Kasten to the added position of CEO in December 2010, the Company took major steps in 2011 of strategically realigning from a direct sales focus to its roots as a science and solutions company. The Company refocused attention to its core competence at science and customized product manufacturing, while looking to strategic relationships with proven market partners to drive retail sales.

The Company began the year with the announcement in January 2011 of a letter of intent with a direct response market partner group led by Tempur-Pedic founder and vice-chair Robert Trussell. On October 13, 2011 the Company entered into a stock purchase agreement for the sale of its subsidiary, GeneWize Life Sciences, Inc., (“GeneWize”) to Capsalus Corp (OTCBB: WELL.OB), accompanied with a separate licensing and distribution agreement with Gene Elite LLC for the direct selling and network marketing channels with GeneWize.

The January 2011 letter of intent with the Trussell group was consummated in July 2011 with definitive licensing and distribution agreements. The group continued through 2011 preparing systems, producing its direct response strategies, resources and offers and began market testing late in the year. As a result no significant revenues are reflected in 2011 but are anticipated in the second half of 2012.

In 2011, Company revenues continued to slide from 2010 levels, as GeneWize continued to be challenged by its premium-priced product offerings in a middle-market distribution channel. To help provide additional lower price points, in March 2011 GeneWize lowered the price of its genetically customized skin serum from $129 to $99, and added five new skincare products to provide a complete skin care system. The new skincare products all provided lower price point opportunities for consumers. In addition, GeneWize looked to enter the weight management market with genetically supportive weight management supplement aligned with its Lifemap Me supplement.

While GeneWize was launching new products and efforts at the end of the first quarter of 2011 competition was heating up from other direct selling companies for its brand partner sales affiliates. Direct selling affiliate enrollments dropped, and with that, overall sales. With weak sales in GeneWize, the Company accelerated efforts to find a suitable partner to buy GeneWize. The Company looked for a partner with an interest and commitment to direct selling who would develop GeneWize’s proven sales capabilities. Discussions led to the signing of a letter of intent with Capsalus Corp (OTCBB: WELL.OB) in July 2011, with definitive agreements in October 2011. The sale was consummated on February 10, 2012.

Overall, due to the year’s uncertain climate for GeneWize Affiliates and a delayed launch of the direct response channel, revenues decreased by 40% in 2011 as compared to 2010. As a result we were unable to achieve positive cash flow during the year.

The operating cost challenge in 2011 came in the form of regulatory oversight. The Company received a Civil Investigative Demand consisting of interrogatories and a request to produce documents from the FTC as part of its investigation into unnamed persons engaged directly or indirectly in the advertising or marketing of dietary supplements, foods, drugs, devices, or any other product or service intended to provide a health benefit or to affect the structure or function of the body. The Company spent significant time, effort and over $665,000 in legal support complying with the interrogatories and document request, a demonstration of its commitment to compliance with the current and developing consumer genomic regulatory environment. The Company’s continued compliance with the FTC request has continued into 2012.

In spite of the challenges of 2011, we raised $2,299,320 in additional equity to meet our continuing needs. We believe continued interest by investors in a difficult economy indicate the strength of the future of the Company’s science, products and strategic focus.

In addition to added equity capital, the Company received $1,000,000 in funds in October 2011 and $500,000 in February 2012 from the licensing and distribution agreement related to GeneWize . The Company also received $500,000 in February 2012 from the sale of GeneWize. Proceeds from the sale of GeneWize and related licensing and distribution agreements are planned to be invested in infrastructure support for what the Company expects will be new levels of sales in 2012. The Company has made continued investments in its information technology infrastructure and will focus on ensuring sufficient and efficient production capacity is available to support increased volumes. The investment in production infrastructure should help increase per-unit product margins as Company volume grows.

With new and reinvigorated market partners as well as new products and market opportunities, the Company believes 2012 presents new opportunities to grow in a developing marketplace of consumer genomics.

Results of Operations

COMPARISON OF FISCAL YEAR ENDED DECEMBER 31, 2011 TO FISCAL YEAR ENDED DECEMBER 31, 2010.

Assets

The Company’s assets increased by $1,058,378 from $1,721,287 to $2,779,665 due largely to increases in cash and prepaid sales incentives resulting from the licensing of GeneWize product sales to Gene Elite, LLC. In addition, inventories increased in anticipation of sales increases by GeneWize and GeneMe in 2012.

Liabilities

The Company’s liabilities increased $1,749,514 from $2,511,144 to $4,260,658, primarily due to advances from Capsalus for the sale of our subsidiary effective February 10, 2012 and deferred revenue and advance deposits related to the licensing and distribution agreements with Gene Elite LLC. In addition, accounts payable increased due to fourth quarter legal invoices related to regulatory matters and accrued interest increased related to the convertible notes. At December 31, 2011, the amount reflected on the Company’s balance sheet for the Convertible Notes was $965,015, which is net of unamortized warrant and beneficial conversion discounts totaling $284,985. The face value of the notes is $1,250,000.

Equity

The Company raised additional funds through fundraising efforts during the year ended December 31, 2011 and 2010. The Company realized $2,299,320 and $1,696,611 from the sale of common stock during the year ended December 31, 2011 and 2010, respectively.

Revenues

The Company’s revenues decreased from $7,839,972 in 2010 to $4,684,577 in 2011, a decrease of $3,155,395, or 40%.

The decrease is largely due to a continued reduction in GeneWize of sales of new affiliate enrollments which began in 2010 with the transition of key corporate leadership. GeneWize launched new products and efforts at the end of the first quarter of 2011 to drive new growth, but competition from other direct selling companies for its brand partner sales affiliates eroded those efforts. Affiliate enrollments continued to drop, and with that, overall sales. The pending sale of GeneWize and the delays awaiting consummation of the transaction created additional uncertainties among independent marketing affiliates in 2011. That uncertainty created stagnation in enrollments in the latter half of 2011. Attrition of existing customers remained normal, but without a sufficiently high number of new enrollments, the overall revenue base continued its slow decline. Also the Company continued to feel the impact of consumer responses toward the Company’s premium-priced product in the context of ongoing public concerns of the overall economy.

Cost of Goods Sold

Cost of goods sold decreased from $2,861,220 in 2010 to $1,734,831 in 2011, a decrease of $1,126,389 or 39.4%. This decrease closely parallels the decrease in sales. Costs of goods sold include laboratory costs, nutrition and skin serum product ingredients, processing, packaging and outbound shipping related to the products.

Gross Margin

Gross margin decreased from $4,978,752 in 2010 to $2,949,746 in 2011 due to the reduction in sales. As a percent-of-revenue, the gross margin remained unchanged at 63% in 2011 and 2010.

Operating Expenses

Operating expenses decreased from $7,381,496 in 2010 to $6,516,361 in 2011. The most significant expense reduction was commissions paid to sales affiliates totaling $2,774,986 in 2010 as compared to $1,585,227 in 2011. Overall commissions as a percent of revenue were approximately 36% in 2010 and 34% in 2011. These commissions reflect cash and other incentive compensation and are not reflective of personal product discounts provided to affiliates whose sales reach prescribed levels, which are deducted from revenues. Offsetting these reductions in commissions, the company incurred an additional $665,000 in legal fees related to the costs of complying with requests by regulatory authorities.

Losses

The Company continued to incur operating losses from unsupported corporate overhead costs of GeneLink as well as costs related to GeneWize and its sales, marketing and operating costs. While the Company did take significant steps in 2011 to cut corporate overhead costs, legal costs related to regulatory inquiries added $665,000 in legal fees to operating expenses as the Company sought to comply with the documents and other resources requested by regulatory agencies. The Company had net losses in 2011 in the amount of $3,830,196, an increase of $1,195,472 from 2010 net losses. $356,925 and $ 417,140 resulted from non-cash charges relating to the granting of options in 2011 and 2010, respectively.

Segment Operating Results

The Company distinguishes its two main operating segments by entity and the types of products they sell. GeneLink develops and manufactures genetically customized supplements and skin care products for sale in a variety of market channels. GeneWize is the marketing subsidiary which sells GeneLink’s products in the multi-level direct selling channel.

Nearly all GeneLink revenues represent inter-segment sales to GeneWize. For the first three quarters of 2010, inter-segment sales to GeneWize represented cost of DNA assessment services provided by GeneLink. In the fourth quarter of 2010, manufacturing of goods was moved from GeneWize to GeneLink and cost of goods became part of GeneLink’s inter-segment revenues. GeneLink inter-segment revenues for 2011 increased significantly over 2010 as cost of goods, as well as cost of inter-segment administrative services were billed by GeneLink for the full year.

The following table sets forth certain financial information for our segments for the years ended December 31, 2011 and 2010.

	GeneLink	GeneWize	Inter-Segment	Total
Year Ended December 31, 2010
Revenue	$619,436	$7,832,795	$(612,259)	$7,839,972
Less: Intersegment revenue	(612,259)	-	612,259	-
Revenue from external customers	7,178	7,832,795	-	$7,839,972

Net Loss	$(2,481,517)	$(153,207)	-	$(2,634,724)

Segment Assets	$1,135,595	$585,692	-	$1,721,287

Depreciation and amortization	$48,190	$112,276	-	$160,466

Capital expenditures	$89,899	$18,772	-	$108,671

Year Ended December 31, 2011
Revenue	$1,879,441	$4,661,886	$(1,856,749)	$4,684,577
Less: Intersegment revenue	(1,856,749)		1,856,749	-
Revenue from external customers	22,692	4,661,886	-	$4,684,577

Net Loss	$(3,153,389)	$(676,807)	-	$(3,830,196)

Segment Assets	$2,304,929	$585,692	-	$2,779,665

Depreciation and amortization	$51,104	$83,673	-	$134,777

Capital expenditures	$41,355	-	-	$41,355

Liquidity and Capital Resources

For 2011, the Company’s primary liquidity requirement was the funding of the Company’s continued sales and marketing efforts, corporate overhead and improvements in the Company’s infrastructure. In addition to funding operations, the facilities lease entered into on December 30, 2011 will require approximately $125,000 in leasehold improvements in the first half of 2012. Additional cash of $1.0 million related to the sale of GeneWize and a related licensing agreement was received in February 2012.

In 2011, the Company raised $2,299,320 from the issuance of common stock. In addition, during 2011 the Company received $1.0 million in cash payments related to prepaid license fees and non-refundable advance deposits related to the licensing of GeneWize sales to Gene Elite LLC.

On December 31, 2011, the Company’s cash and cash equivalents amounted to $740,769 as compared to $429,299 at December 31, 2010, an increase of $311,470. During 2011, the Company’s operating activities utilized $2,901,093 as compared to utilizing $1,340,498 in 2010, an increase of $1,560,595. Cash utilized during these periods resulted from the Company’s net losses for such periods.

Investing activities utilized $41,327, as compared to $123,671 in 2010. Financing activities provided $3,253,890 in 2011 as compared to providing $1,696,611 in 2010, primarily through $2,299,320 of common stock less cash costs associated with such offerings combined with the $750,000 non-refundable advance deposit payment by Gene Elite.

The Company believes that it needs approximately $1,500,000 of working capital for the balance of 2012 to fund the Company’s sales and marketing efforts and infrastructure improvement, product development, partner support efforts and to pay existing obligations. If the Company cannot obtain this required financing, it is unlikely that the Company will be able to fully implement its business plan.

Critical Accounting Policies, Estimates and Assumptions

We consider our accounting policies related to revenue recognition, impairment of intangible assets and stock based compensation to be critical accounting policies. A number of significant estimates, assumptions, and judgments are inherent in our determination of when to recognize revenue, how to evaluate our intangible assets, and stock-based compensation expense. These estimates, assumptions and judgments include deciding whether the elements required to recognize revenue from a particular arrangement are present, estimating the fair value of an intangible asset, which represents the future undiscounted cash flows to be derived from the intangible asset, and estimating the useful life and volatility of stock awards granted. We base our estimates and judgments on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results could differ materially from these estimates.

Valuation of intangible and other long-lived assets:

We assess the carrying value of intangible and other long-lived assets at least annually, which requires us to make assumptions and judgments regarding the future cash flows related to these assets. The assets are considered to be impaired if we determine that the carrying value may not be recoverable based upon our assessment of events or changes in circumstances such as:

■	the asset’s ability to continue to generate income from operations and positive cash flow in future periods;

■	loss of legal ownership or title to the asset;

■	significant changes in our strategic business objectives and utilization of the asset(s); and

■	the impact of significant negative industry or economic trends.

If the assets are considered to be impaired, the impairment we recognize is the amount by which the carrying value of the assets exceeds the fair value of the assets. In addition, we base the useful lives and related amortization or depreciation expense on our estimate of the period that the assets will generate revenues or otherwise be used by us. We also periodically review the lives assigned to our intangible assets to ensure that our initial estimates do not exceed any revised estimated periods from which we expect to realize cash flows from the technologies. If a change were to occur in any of the above-mentioned factors or estimates, the likelihood of a material change in our reported results would increase.

Revenue Recognition:

We recognize revenue from the sales of goods and from license and distribution agreements. Each element of revenue recognition requires a certain amount of judgment to determine if the following criteria have been met: (i) persuasive evidence of an arrangement exists; (ii) delivery has occurred or services have been rendered; (iii) the seller’s price to the buyer is fixed or determinable; (iv) collectability is reasonably assured, and (v) both title and the risks and rewards of ownership are transferred to the buyer. We are required to make significant estimates involving our recognition of revenue from license fees which depend upon our interpretation of the specific terms of each individual arrangement and our judgment to determine if the arrangement has more than one deliverable and how each of these deliverables should be measured and allocated to revenue. In addition, we have to make significant estimates about the useful life of the goods and services transferred to determine when the risk and rewards of ownership have transferred to the buyer to decide the period of time to recognize revenue. In certain circumstances we are required to make judgments about the reliability of third party sales information and recognition of revenue before actual cash payments have been received. Changes to these assumptions or market conditions could cause changes in revenues.

Share-Based Compensation:

Share-based compensation expense is significant to our financial position and results of operations, even though no cash is used for such expense. In determining the period expense associated with unvested options, we estimate the fair value of each option at the date of grant. We believe it is important for investors to be aware of the high degree of subjectivity involved when using option pricing models to estimate share-based compensation. The determination of the fair value of share-based payment awards on the date of grant using an option-pricing model is affected by our stock price as well as assumptions regarding a number of complex and subjective variables. These variables include, but are not limited to, our valuation methodology, the expected term, expected stock price volatility over the term of the awards, the risk-free interest rate, expected dividends and pre-vesting forfeitures. If any one of these factors changes and we employ different assumptions in future periods, the compensation expense that we record could differ significantly from what we have recorded in the current period.

For share-based awards, we estimated the expected term by considering various factors including the vesting period of options granted, employees’ historical exercise, and post-employment termination behavior; however, due to the limited history of our Company, such data is limited. We estimated the expected life will be substantially longer than the vesting period given the early stage nature of our operations and accordingly have used the contractual life as the expected term. Our estimated volatility was derived using our historical stock price volatility. We have never declared or paid any cash dividends on our Common Stock and currently do not anticipate paying such cash dividends. The risk-free interest rate is based upon U.S. Treasury securities with remaining terms similar to the expected term of the share-based awards. For criteria share based award with vesting contingent upon meeting a market condition, we also make assumptions as to the probability of the market condition being met.

Recent Accounting Pronouncements:

There are several new accounting pronouncements issued by the Financial Accounting Standards Board ("FASB") which are not yet effective. Management does not believe any of these accounting pronouncements will be applicable and therefore will not have a material impact on the Company's financial position or operating results.

ITEM 7A          QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Any long-term notes the Company has issued for financing have had fixed interest rates. As a result, our exposure to market risk caused by fluctuations in interest ratio is minimal.

ITEM 8.          FINANCIAL STATEMENTS AND SUPPLEMENTS

INDEX TO FINANCIAL STATEMENTS

Page

Reports of Independent Registered Public Accounting Firms	39-40

Financial Statements
Consolidated Balance Sheets	42-43
Consolidated Statements of Operations	44
Consolidated Statements of Stockholders’ Deficit	45
Consolidated Statements of Cash Flows	46
Notes to Consolidated Financial Statements	47-74

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

GeneLink, Inc.

Longwood, Florida

We have audited the accompanying consolidated balance sheet of GeneLink, Inc. as of December 31, 2010, and the related consolidated statements of operations, stockholders’ deficit, and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of GeneLink, Inc. as of December 31, 2010, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 2, the Company’s financial statements as of December 31, 2010 and for the year then ended were restated for various errors and mis-classifications

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 14 to the financial statements, the Company has incurred significant operating losses and had an accumulated deficit at December 31, 2010 of $20.7 million. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 14. The financial statements do not include any adjustments that would be necessary to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from the outcome of this uncertainty.

Cross, Fernandez & Riley, LLP

Orlando, Florida

May 11, 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

GeneLink, Inc.

Longwood, Florida

We have audited the accompanying consolidated balance sheet of GeneLink, Inc. as of December 31, 2011, and the related consolidated statements of operations, stockholders’ deficit, and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of GeneLink, Inc. as of December 31, 2011 and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 14 to the financial statements, the Company has a working capital deficit of $436,310, has incurred recurring operating losses since inception including a loss of $3.8 million in 2011 and had an accumulated deficit at December 31, 2011 of $24,560,315. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 14. The financial statements do not include any adjustments that would be necessary to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from the outcome of this uncertainty.

Hancock Askew & Co., LLP

Savannah, Georgia

May 11, 2012

GENELINK, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

ASSETS

	December 31,
	2011	2010 (as restated, see Note 2)
CURRENT ASSETS
Cash and cash equivalents	$740,769	$429,299
Accounts Receivable	235,458	305,624
Inventory	562,191	223,696
Prepaid Expenses	244,248	86,555
Current portion of Prepaid Sales Incentive	76,667	-

Total Current Assets	1,859,333	1,045,174

Property and Equipment	167,812	256,163
Prepaid Sales Incentives	383,333	–
Intangible Assets	235,587	240,687
Loan Costs, net of accumulated amortization of $108,544 and $66,980	104,257	145,820
Other Assets	29,343	33,443

Total Assets	$2,779,665	$1,721,287

See Notes to Consolidated Financial Statements

GENELINK, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

LIABILITIES AND STOCKHOLDERS’ DEFICIT

	December 31,
	2011	2010 (as restated, see Note 2)
CURRENT LIABILITIES

Accounts payable	$1,370,849	$859,651
Accrued interest	304,457	183,475
Accrued compensation	94,188	207,840
Other accrued expenses	103,370	243,146
Deferred revenue	208,279	155,667
Advances from purchaser of subsidiary	204,500	–
Due to shareholder	10,000	10,000

Total current liabilities	2,295,643	1,659,779

Non-refundable advance deposit for licensing agreement	750,000	–
Deferred revenue – license fees	250,000	–
Convertible notes payable, net of discounts – related parties	965,015	851,365

Total liabilities	4,260,658	2,511,144

STOCKHOLDERS’ DEFICIT
Common stock, par value $0.01 per share; authorized 350,000,000 shares; issued: 204,944,485 and 155,373,185 shares; outstanding: 200,585,326 and 151,014,026 shares	2,049,448	1,553,735
Additional paid in capital	21,582,109	18,938,762
Accumulated deficit	(24,560,315)	(20,730,119)
Treasury stock, 4,359,159 shares, at cost	(552,235)	(552,235)

Total stockholders’ deficit	(1,480,993)	(789,857)

Total liabilities and stockholders’ deficit	$2,779,665	$1,721,287

See Notes to Consolidated Financial Statements

GENELINK, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2011	2010 (as restated, see Note 2)
Revenues	$4,684,577	7,839,972

Cost of goods sold	1,734,831	2,861,220

Gross profit	2,949,746	4,978,752

Operating Expenses:
Selling, general and administrative	6,247,084	7,170,519
Research and development	134,500	50,511
Depreciation and amortization	134,777	160,466

	6,516,361	7,381,496

OPERATING LOSS	(3,566,615)	(2,402,744)

OTHER INCOME (EXPENSE)
Interest expense	(265,814)	(233,585)
Interest income	2,233	1,605

	(263,581)	(231,980)

NET LOSS	$(3,830,196)	$(2,634,724)

Loss per common share – basic and diluted	$(0.02)	$(0.02)

Weighted average common shares – basic and diluted	180,567,494	134,804,662

See Notes to Consolidated Financial Statements

GeneLink, Inc. and SubsidiarIES

Consolidated Statements of Stockholders' Deficit

Years Ended December 31, 2011 and 2010

	COMMON STOCK		ADDITIONAL PAID IN	ACCUMULATED	TREASURY
	SHARES	AMOUNT	CAPITAL	DEFICIT	STOCK	TOTAL

Balance, December 31, 2009, as previously reported	118,861,347	$1,188,617	$16,625,788	$(18,001,960)	$(552,235)	$(739,790)
Restatement (Note 2)	-	-	389,195	(93,435)		295,760
Balance, December 31, 2009, as restated	118.861,347	1,188,617	17, 014, 983	(18, 095,395)	(552,235)	(444,030)

Issuance of common stock pursuant to private placement offerings, net of offering costs	34,830,348	348,303	1,348,308	–	–	1,696,611
Stock-based compensation	–	–	417,140	–	–	417,140
Issuance of common stock and warrants for services	1,681,490	16,815	158,331	–	–	175,146

Net loss, as restated	–	–	–	(2,634,724)	–	(2,634,724)

Balance, December 31, 2010, as restated	155,373,185	1,553,735	18,938,762	(20,730,119)	(552,235)	(789,857)

Issuance of common stock pursuant to private placement offerings, net of offering costs	48,770,000	487,700	1,811,620	–	–	2,299,320
Exercise of stock options and warrants	501,300	5,013	(4,943)	–	–	70
Stock-based compensation	–	–	356,925	–	–	356,925
Issuance of common stock for services	300,000	3,000	19,745	–	–	22,745
Issuance of stock warrants for license and distribution agreement	–	–	460,000	–	–	460,000
Net loss	–	–	–	(3,830,196)	–	(3,830,196)

Balance, December 31, 2011	204,944,485	$2,049,448	$21,582,109	$(24,560,315)	$(552,235)	$(1,480,993)

See Notes to Consolidated Financial Statements

GENELINK, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2011	2010 (as restated, see Note 2)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(3,830,196)	$(2,634,724)
Adjustments to reconcile net loss to net cash used in
operating activities:
Depreciation and amortization	134,777	160,466
Amortization of debt discounts	113,649	103,676
Amortization of loan origination costs	41,565	37,924
Common stock issued for services	22,745	175,146
Stock-based compensation	356,925	417,140
Changes in assets and liabilities:
Accounts receivable	70,166	157,747
Inventory	(338,495)	271,040
Prepaid expenses	(157,693)	54,842
Other assets	4,100	(18,750)
Accounts payable and accrued expenses	492,404	54,941
Accrued compensation	(113,652)	1,568
Deferred revenue	52,612	(121,514)
Deferred revenues – license fees	250,000	–

Net cash used in operating activities	(2,901,093)	(1,340,498)

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(41,327)	(108,671)
Acquisition of intangible	-	(15,000)
Net cash used in investing activities	(41,327)	(123,671)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from advances from purchaser	204,500	-
Proceeds from issuance of common stock and warrants, net	2,299,320	1,696,611
Proceeds from exercise of stock options	70	—
Proceeds from non-refundable advance deposit	750,000	–

Net cash provided by financing activities	3,253,890	1,696,611

NET INCREASE IN CASH AND CASH EQUIVALENTS	311,470	232,442
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	429,299	196,857

CASH AND CASH EQUIVALENTS, END OF PERIOD	$740,769	$429,299

SUPPLEMENTARY DISCLOSURES OF CASH FLOW INFORMATION
Cash payments for interest	$4,752	$6,609

Non-cash investing and financing activities:
Write-off of short-term loan payable	$-	$8,000
Conversion of accrued consulting fees to common stock	$90,000	$65,000
Issuance of warrants in exchange for prepaid sales incentives	$460,000	$-

See Notes to Consolidated Financial Statements

GENELINK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2011 AND 2010

Note 1.	Organization

The Company is a genetics-based, personal healthcare firm that has developed DNA assessments measuring personal DNA variations that can have a significant impact on overall wellness of an individual client or customer. These small differences in DNA, called SNP’s (“snips”) can indicate disadvantaged genes that are not performing properly and can be linked to pre-dispositions to aging and other wellness issues. GeneLink scientists use the DNA assessments information on each client and then formulate products to address their clients DNA functionality issues. As discussed further in Note 12, the Company divested its interest in its wholly-owned subsidiary, GeneWize Life Sciences, Inc. (“GeneWize”), effective February 10, 2012 as part of a strategic realignment of its business to offer its products through third-party market partners, and to refocus efforts on research, development and manufacturing of custom products for those market partners.

Note 2.	2010 Restatement

The accompanying financial statements as of and for the year ended December 31, 2010 and for the interim statements issued for the quarters ending March 31, 2010, June 30, 2010, September 30, 2010, March 31, 2011, June 30, 2011 and September 30, 2011 were restated for the following reasons:

Adjustments

•	As discussed in Note 9, during 2009 the Company issued convertible debt and recorded debt discounts related to the fair value of the warrants issued and the fair value of the beneficial conversion feature. The beneficial conversion feature (“BCF”) originally recorded was $150,000 but did not consider the fair value of the debt. As a result, the BCF should have been $406,395, an understatement of the BCF debt discount and additional paid-in capital of $256,395. In addition, warrants valued at $132,800 issued to the placement agent in connection with the convertible debt were improperly recorded as a reduction of additional paid-in capital versus loan costs.

•	The Company determined that the amortization of the loan costs, warrant discount and BCF discount related to the convertible debt was improperly recorded and interest expense was understated by $83,491 and $59,745 during 2010 and 2009, respectively. The understatement of interest expense in 2009 of $59,745 increased accumulated deficit as of December 31, 2009 in the accompanying statement of stockholders’ deficit.

•	The Company determined that certain prepaid balances at December 31, 2010 totaling $95,742 were overstated of which $80,000, net of accumulated depreciation of $29,000, should have been recorded as equipment. In addition, accounts payable and accrued expenses (excluding accrued compensation) were understated by $55,032. As a result, cost of sales, general and administrative expense and depreciation expense were understated by $18,615, $52,160 and 29,000, respectively.

•	The Company determined that intangible assets related to patents were overstated by $38,474 and $33,690 as of December 31, 2010 and 2009, respectively, and amortization expense for 2010 was understated by $4,783. The overstatement of intangibles in 2009 of $33,690 increased accumulated deficit as of December 31, 2009 in the accompanying statement of stockholders’ deficit.

Reclassifications

•	The Company reclassified accounts receivable of $99,000 to deferred revenue as of December 31, 2010 since both amounts were related to transactions with the same company and management determined right of offset existed.

•	The Company improperly presented its insurance accrual of $27,504 as current maturity of long term-debt as of December 31, 2010 and reclassified this balance as a reduction of the related prepaid insurance balance.

•	The Company improperly presented loan costs related to the convertible debt as a reduction of the convertible debt, net of discounts and reclassified these to loan acquisition costs. The amount of unamortized loan costs was $145,821 as of December 31, 2010.
•	The Company was separately presenting the fair value of stock warrants issued of $3,686,077 and $3,656,227 on the statement of stockholders’ deficit which has been reclassified to additional paid-in capital as of December 31, 2009 and 2010.
•	The Company improperly presented depreciation and amortization of $126,683 as other income (expense) during 2010 which has been reclassified to operating expenses and increased the operating loss.
•	The Company improperly included interest income of $1,605 with selling, general and administrative expense during 2010 which should has been reclassified to other income.

The impact of the above adjustments and reclassifications as of December 31, 2009 and 2010 and for the year ended December 31, 2010 and the three months ended March 31, 2010, June 30, 2010 and September 30, 2010 is set forth below:

Statement of Stockholder’s Deficit

As of December 31, 2009

	As Previously Reported	Adjustments	Reclassification	As Restated
Additional paid-in capital	$12,969,561	$389,195	$3,656,227	$17,014,983
Stock Warrants	3,656,227	-	(3,656,227)	-
Accumulated deficit	(18,001,960)	(93,435)	-	(18,095,395)

Balance Sheets as of December 31, 2010 and September 30, 2010 (Unaudited),

June 30, 2010 (Unaudited), and March 31, 2010 (Unaudited)

	As Previously
	Reported	Adjustments		Reclassifications	As Restated
Accounts Receivable
As of December 31, 2010	$404,624	$	_	$(99,000)	$305,624
As of September 30, 2010	364,971		_	(99,000)	265,971
As of June 30, 2010	439,600		_	(99,000)	340,600
As of March 31, 2010	511,961		_	(99,000)	412,961
Prepaid Expenses
As of December 31, 2010	209,801		(95,742)	(27,504)	86,555
As of September 30, 2010	224,120		(57,500)	(47,175)	119,445
As of June 30, 2010	138,546		(52,500)	(250)	85,796
As of March 31, 2010	132,482		(45,000)	(14,582)	72,900
Total Current Assets
As of December 31, 2010	1,267,420		(95,742)	(126,504)	1,045,174
As of September 30, 2010	1,226,638		(57,500)	(146,175)	1,022,963
As of June 30, 2010	1,310,623		(52,500)	(99,250)	1,158,873
As of March 31, 2010	1,255,745		(45,000)	(113,582)	1,097,163
Property & Equipment
As of December 31, 2010	205,163		51,000	_	256,163
As of September 30, 2010	231,498		56,000	_	287,498
As of June 30, 2010	263,138		61,000	_	324,138
As of March 31, 2010	295,065		66,000	_	361,065
Intangible Assets
As of December 31, 2010	279,160		(38,474)	_	240,686
As of September 30, 2010	278,179		(23,084)	_	255,095
As of June 30, 2010	284,749		(28,386)	_	256,363
As of March 31, 2010	272,569		(33,689)	_	238,880
Loan Costs, net of amortization
As of December 31, 2010	-		_	145,820	145,820
As of September 30, 2010	-		_	155,630	155,630
As of June 30, 2010	-		_	165,218	165,218
As of March 31, 2010	-		_	174,588	174,588
Total Assets
As of December 31, 2010	1,785,185		(83,216)	19,316	1,721,285
As of September 30, 2010	1,736,315		(24,584)	9,455	1,721,186
As of June 30, 2010	1,858,510		(19,886)	65,968	1,904,592
As of March 31, 2010	1,823,379		(12,689)	61,006	1,871,696

	As Previously
	Reported	Adjustments	Reclassifications	As Restated
Accounts payable and accrued expenses, excluding deferred compensation				-
As of December 31, 2010	1,231,240	55,032	_	1,286,272
Deferred Revenue
As of December 31, 2010	254,667	_	(99,000)	155,667
As of September 30, 2010	303,044	_	(99,000)	204,044
As of June 30, 2010	293,744	_	(99,000)	194,744
As of March 31, 2010	312,005	_	(99,000)	213,005
Total Current Liabilities
As of December 31, 2010	1,731,251	55,032	(126,504)	1,659,779
As of September 30, 2010	1,817,414	-	(146,175)	1,671,239
As of June 30, 2010	1,676,308	-	(99,250)	1,577,058
As of March 31, 2010	1,921,914	-	(113,582)	1,808,332
Convertible debt, net of discounts
As of December 31, 2010	951,503	(245,958)	145,820	851,365
As of September 30, 2010	937,070	(268,150)	155,630	824,550
As of June 30, 2010	922,574	(289,452)	165,218	798,340
As of March 31, 2010	908,017	(309,879)	174,588	772,726
Total Liabilities
As of December 31, 2010	2,682,754	(190,926)	19,316	2,511,144
As of September 30, 2010	2,754,484	(268,150)	9,455	2,495,789
As of June 30, 2010	2,598,882	(289,452)	65,968	2,375,398
As of March 31, 2010	2,829,931	(309,879)	61,006	2,581,058
Additional paid-in capital
As of December 31, 2010	14,863,493	389,192	3,686,077	18,938,762
As of September 30, 2010	14,356,893	389,192	3,725,577	18,471,662
As of June 30, 2010	14,059,765	389,192	3,466,136	17,915,093
As of March 31, 2010	13,019,251	389,192	3,834,202	17,242,645
Stock Warrants
As of December 31, 2010	3,686,077	_	(3,686,077)	-
As of September 30, 2010	3,725,577	_	(3,725,577)	-
As of June 30, 2010	3,466,136	_	(3,466,136)	-
As of March 31, 2010	3,834,202	_	(3,834,202)	-
Total stockholders' deficit
As of December 31, 2010	(897,568)	107,708	-	(789,860)
As of September 30, 2010	(1,018,169)	242,653	-	(775,516)
As of June 30, 2010	(740,352)	266,792	-	(473,560)
As of March 31, 2010	(1,006,552)	281,491	-	(725,061)

Statements of Operations

Year Ended December 31, 2010, Nine months ended September 30, 2010 (Unaudited) and Six Months Ended June 30, 2010 (Unaudited), and Three Months Ended September 30, 2010 (Unaudited),

June 30, 2010 (Unaudited) and March 31, 2010 (Unaudited)

	As Previously
	Reported	Adjustments	Reclassifications		As Restated

Depreciation and amortization
For Year ended December 31, 2010	$126,683	$33,783	$	_	$160,466
For three months ended September 30, 2010	38,179	8,698		_	46,877
For nine months ended September 30, 2010	116,641	8,093		--	124,734
Operating Loss
For Year ended December 31, 2010	(2,169,898)	(104,558)		(128,288)	(2,402,744)
For three months ended September 30, 2010	(822,970)	(8,698)		(38,743)	(870,411)
For nine months ended September 30, 2010	(1,761,970)	(8,092)		(116,038)	(1,886,101)
For three months ended June 30, 2010	(494,358)	303		(39,011)	(533,066)
For six months ended June 30, 2010	(939,000)	606		(77,304)	(1,015,699)
For three months ended March 31, 2010	(446,642)	303		(38,293)	(484,632)

Interest Expense
For Year ended December 31, 2010	150,094	83,491		-	233,585
For three months ended September 30, 2010	36,032	15,441		-	51,473
For nine months ended September 30, 2010	110,565	45,011		-	155,576
For three months ended June 30, 2010	38,212	15,002		-	53,214
For six months ended June 30, 2010	74,533	29,570		-	104,103
For three months ended March 31, 2010	36,321	14,570		-	50891

Net Loss
For Year ended December 31, 2010	(2,446,675)	(188,049)		-	(2,634,724)
For three months ended September 30, 2010	(897,181)	(24,138)		-	(921,319)
For nine months ended September 30, 2010	(1,987,176)	(53,104)		-	(2,040,280)
For three months ended June 30, 2010	(571,068)	(14,699)		-	(585,767)
For six months ended June 30, 2010	(1,089,995)	(28,966)		-	(1,118,961)
For three months ended March 31, 2010	(518,927)	(14,267)		-	(533,194)

Earnings per share
For Year ended December 31, 2010	(0.02)	-		-	(0.02)
For three months ended September 30, 2010	(0.01)	-		-	(0.01)
For nine months ended September 30, 2010	(0.02)	-		-	(0.02)
For three months ended June 30, 2010	(0.00)	-		-	(0.00)
For six months ended June 30, 2010	(.0.01)	-		-	(0.01)
For three months ended March 31, 2010	(0.00)	-		-	(0.00)

The restatement adjustments and reclassifications as discussed above related to 2009 and 2010 amounts also had an impact on the previously reported quarterly results for 2011 as follows:

Balance Sheets as of September 30, 2011, June 30, 2011 and March 31, 2011 (Unaudited)

	As Previously	Beginning Balance
	Reported	Restatement	Adjustments	Reclassifications	As Restated
Accounts Receivable
As of September 30, 2011	$373,092	$-	$-	$(99,000)	$274,092
As of June 30, 2011	363,366	-	-	(99,000)	264,366
As of March 31,2011	397,220	-	-	(99,000)	298,220

Prepaid Expenses
As of September 30, 2011	411,469	-	-	(50,813)	360,656
As of June 30, 2011	291,126	-	-	(1,562)	289,564
As of March 31,2011	261,329	-	-	(12,414)	248,915

Total Current Assets
As of September 30, 2011	1,710,488	-	-	(149,813)	1,560,675
As of June 30, 2011	1,403,834	-	-	(100,562)	1,303,272
As of March 31,2011	1,224,014	-	-	(111,414)	1,112,600

Property & Equipment
As of September 30, 2011	160,215	-	36,000	-	196,215
As of June 30, 2011	147,162	-	41,000	-	188,162
As of March 31,2011	175,383	-	46,000	-	221,383

Intangible Assets
As of September 30, 2011	257,220	-	(34,291)	-	222,929
As of June 30, 2011	264,533	-	(36,382)	-	228,151
As of March 31,2011	271,846	-	(37,427)	-	234,419

	As Previously	Beginning Balance
	Reported	Restatement	Adjustments	Reclassifications	As Restated
Loan Costs, net of amortization
As of September 30, 2011	-	145,820	(20,784)	-	125,036
As of June 30, 2011	-	145,820	(13,589)	-	132,231
As of March 31,2011	-	145,820	(6,717)	-	139,103

Total Assets
As of September 30, 2011	2,130,036	145,820	(19,075)	(149,813)	2,106.968
As of June 30, 2011	1,817,642	145,820	(8,971)	(100,562)	1,853,929
As of March 31,2011	1,673,784	145,820	1,857	(111,414)	1,710,047
	-
Current maturity of long-term debt
As of September 30, 2011	50,813	-	-	(50,813)	-
As of June 30, 2011	1,562	-	-	(1,562)	-
As of March 31,2011	12,414	-	-	(12,414)	-

Deferred Revenue					-
As of September 30, 2011	233,534	-	-	(99,000)	134,534
As of June 30, 2011	213,528	-	-	(99,000)	114,528
As of March 31,2011	275,341	-	-	(99,000)	176,341

Total Current Liabilities
As of September 30, 2011	1,675,219	-	-	(149,813)	1,525,406
As of June 30, 2011	1,736,167	-	-	(100,562)	1,635,605
As of March 31,2011	1,641,625	-	-	(111,414)	1,530,211

	As Previously	Beginning Balance
	Reported	Restatement	Adjustments	Reclassifications	As Restated
Convertible debt, net of discounts
As of September 30, 2011	993,561	(100,138)	42,179	-	935,602
As of June 30, 2011	979,595	(100,138)	27,420	-	906,877
As of March 31,2011	965,576	(100,138)	13,365	-	878,803

Total Liabilities
As of September 30, 2011	2,668,780	(100,138)	42,179	(149,813)	2,461,008
As of June 30, 2011	2,715,762	(100,138)	27,420	(100,562)	2,542,482
As of March 31,2011	2,607,201	(100,138)	13,365	(111,414)	2,409,014

Additional paid-in capital
As of September 30, 2011	16,682,782	-	-	4,047,387	20,730,169
As of June 30, 2011	15,796,437	-	-	3,882,422	19,678,859
As of March 31,2011	15,188,113	-	-	3,798,467	18,986,580

Warrants
As of September 30, 2011	4,047,387	-	-	(4,047,387)	-
As of June 30, 2011	3,882,422	-	-	(3,882,422)	-
As of March 31,2011	3,798,467	-	-	(3,798,467)	-

Accumulated Deficit
As of September 30, 2011	(22,772,857)	(281,484)	(72,956)	-	(23,127,297)
As of June 30, 2011	(21,818,628)	(281,484)	(48,920)	-	(22,149,032)
As of March 31,2011	(20,017,094)	(281,484)	(24,037)	-	(20,322,615)

	As Previously	Beginning Balance
	Reported	Restatement	Adjustments	Reclassifications	As Restated
Total stockholders' deficit
As of September 30, 2011	(538,744)	(281,484)	(72,956)	-	(893,184)
As of June 30, 2011	(898,120)	(281,484)	(48,920)	-	(1,228,524)
As of March 31,2011	(933,417)	(281,484)	(24,037)	-	(1,238,938)

Statements of Operations

Nine Months ended September 30, 2011 (Unaudited), Six Months ended June 30, 2011(Unaudited)

Three Months Ended September 30, 2011 (Unaudited),

June 30, 2011(Unaudited) and March 31, 2011 (Unaudited)

	As Previously
	Reported	Adjustments	Reclassification	As Restated

Operating Loss
Three Months ended September 30, 2011	$(880,009)	$(3,955)	$(32,874)	$(916,838)
Nine Months ended September 30, 2011	(2,140,892)	(11,86)	(108,242)	(2,261,000)
Three Months ended June 30, 2011	(772,832)	(3,956)	(36,585)	(813,373)
Six Months ended June 30, 2011	(1,210,881)	(7,911)	(75,368)	(1,294,160)
Three Months ended March 31, 2011	(444,642)	(3,955)	(38,783)	(487,380)

Interest Expense
Three Months ended September 30, 2011	41,347	20,082	-	61,429
Nine Months ended September 30, 2011	125,088	61,091	-	186,179
Three Months ended June 30, 2011	42,116	20,927	-	63,043
Six Months ended June 30, 2011	83,741	41,009	-	124,750
Three Months ended March 31, 2011	41,625	20,082	-	61,707

	As Previously Reported	Adjustments	Reclassifications	As Restated
Net Loss
Three Months ended September 30, 2011	(954,230)	(24,037)	-	(978,267)
Nine Months ended September 30, 2011	(2,090,890)	(72,957)	-	(2,163,847)
Three Months ended June 30, 2011	(801,533)	(24,883)	-	(826,416)
Six Months ended June 30, 2011	(1,369,992)	(48,920)	-	(1,418,912)
Three Months ended March 31, 2011	(568,459)	(24,037)	-	(592,496)

Earnings per share
Three Months ended September 30, 2011	(0.01)	(0.00)	-	(0.01)
Nine Months ended September 30, 2011	(0.01)	(0.00)	-	(0.01)
Three Months ended June 30, 2011	(0.01)	(0.00)	-	(0.01)
Six Months ended June 30, 2011	(0.01)	(0.00)	-	(0.01)
Three Months ended March 31, 2011	(0.00)	(0.00)	-	(0.00)

Note 3.	Summary of Significant Accounting Policies

Principles of consolidation:

The consolidated financial statements include the accounts of GeneLink, Inc. and its wholly-owned Subsidiaries. All significant intercompany accounts and transactions have been eliminated in the consolidation.

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

Cash and cash equivalents:

Highly liquid instruments purchased with a maturity of three months or less are considered to be cash equivalents. At times, cash and cash equivalents may exceed federally insured limits. The Company has not experienced any losses on such accounts. All non-interest bearing cash balances were fully insured at December 31, 2011 due to a temporary federal program in effect from December 31, 2010 through December 31, 2012. Under the program, there is no limit to the amount of insurance for eligible accounts. Beginning 2013, insurance coverage will revert to $250,000 per depositor at each financial institution, and the Company's non-interest bearing cash balances may again exceed federally insured limits. The Company had $381,277 of interest-bearing amounts on deposit in excess of federally insured limits at December 31, 2011.

Accounts Receivable:

Accounts receivable include amounts due from credit card service partners of which the majority represent reserves for potential charge-backs. As of December 31, 2011 and 2010, the Company has not recorded an allowance for doubtful accounts as management believes all amounts are collectible.

Inventory:

Inventory consists primarily of raw materials for the custom nutritional and skincare products sold by the Company. Inventory is valued at the lower of cost (using the first-in, first-out method) or market.

Property and equipment:

Property and equipment are stated at cost. Expenditures for maintenance and repairs are charged against operations. Renewals and betterments that materially extend the life of the assets are capitalized. Depreciation is computed using the straight-line method over the estimated useful lives or the lesser of the expected life or term of the lease as to leasehold improvements as noted below:

Office furniture and equipment	3 - 7 years
Equipment	3 - 5 years
Leasehold improvements	39 years
Software	3 - 5 years

Intangible Assets:

Intangible assets include costs incurred to apply and obtain patents for its products. Patents are amortized upon approval by regulatory authorities over the estimated useful life of the asset, generally fifteen years on a straight-line basis.

Deferred Loan Costs:

Loan acquisition costs are amortized over the term of the debt using the effective interest method.

Long lived assets:

The Company reviews its long-lived assets and certain identifiable intangibles for impairment whenever events or changes indicate that the carrying amount of an asset may not be recoverable. An impairment loss would be recognized when estimated future cash flows expected to result from the use of an asset and its eventual disposition is less than its carrying amount. The Company has not identified any such impairment losses during the years ended December 31, 2011 and 2010.

Revenue recognition:

The Company recognizes revenues from the sales of products upon shipment. Revenue is recognized when there is persuasive evidence of an arrangement, delivery has occurred and title and risk of loss have transferred to the customer, the sales price is determinable and collectability is reasonably assured.

Revenue is reduced for refunds on certain products during the trial period which is the first 60 days after the initial order is shipped. The Company records a reserve for refunds based on historical refunds provided to customers which is recorded as a reduction of revenue and is included in accrued expenses on the accompanying balance sheet.

The Company receives advance payments from customers on products ordered which is recorded as deferred revenue until shipment occurs.

Prepaid sales incentives and deferred revenue-license fees represent prepaid fees that are deferred and recognized over the term of the underlying agreement with licensees.

The Company recognizes revenue from licensing agreements as earned, which is generally when products are shipped from distributors, over the term of the agreement.

Research and Development:

Research and development costs are expensed as incurred.

Advertising

The Company expenses advertising when incurred. Advertising expense was $57,825 and $47,947 for the years ended December 31, 2011 and 2010, respectively.

Stock-Based Compensation:

Stock-based compensation is recorded for recognition of the cost of employee or director services received in exchange for an award of equity instruments in the financial statements and is measured based on the grant date fair value of the award. The stock-based compensation expense is recognized over the period during which an employee is required to provide service in exchange for the award (typically, the vesting period).

The Company estimates the fair value of each option award issued under its stock option plans on the date of grant using a lattice option-pricing model that uses the assumptions noted below. The Company estimates the volatility of its common stock at the date of grant based on the historical volatility of its common stock for a period commensurate with the expected life. These historical periods may exclude portions of time when unusual transactions occurred. The Company determines the expected life based on historical experience with similar awards, giving consideration to the contractual terms, vesting schedules and post-vesting forfeitures. For shares that vest contingent upon achievement of certain performance criteria, an estimate of the probability of achievement is applied in the estimate of fair value. If the goals are not met, no compensation cost is recognized and any previously recognized compensation cost is reversed. The Company has never paid any cash dividends on its common stock and does not anticipate paying any cash dividends in the foreseeable future. In addition, the Company separates the grants into homogeneous groups and analyzes the assumptions for each group and computes the expense for each group utilizing these assumptions.

	Assumptions for Awards Granted in Years Ended December 31,
	2011	2010

Expected volatility	144-203%	144-159%
Risk-free interest rate	4.5-5.0%	4.5%
Expected dividend yield	0%	0%
Expected life in years	5.0 – 10.0	5.0-10.0

Earnings per share:

Basic loss per share is calculated using the weighted average number of common shares outstanding for the period and diluted is computed using the weighted average number of common shares and dilutive common equivalent shares outstanding. Given that the Company is in a net loss position, there is no difference between basic and diluted weighted average shares since the common stock equivalents would be antidilutive.

The following common stock equivalents are excluded from the loss per share calculation as their effect would have been antidilutive:

	Year Ended December 31,
	2011	2010

Options	19,631,833	15,682,833
Warrants	22,552,458	13,087,958
Debt conversion shares	1,875,000	1,875,000

Income taxes:

The Company has not recorded current income tax expense due to the generation of net operating losses. Deferred income taxes are accounted for using the balance sheet approach which requires recognition of deferred tax assets and liabilities for the expected future consequences of temporary differences between the financial reporting basis and the tax basis of assets and liabilities. A valuation allowance is provided when it is more likely than not that a deferred tax asset will not be realized.

The Company identifies and evaluates uncertain tax positions, if any, and recognizes the impact of uncertain tax positions for which there is a less than more-likely-than-not probability of the position being upheld when reviewed by the relevant taxing authority. Such positions are deemed to be unrecognized tax benefits and a corresponding liability is established on the balance sheet. The Company has not recognized a liability for uncertain tax positions. If there were an unrecognized tax benefit, the Company would recognize interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. The Company’s remaining open tax years subject to examination by the Internal Revenue Service include the years ended December 31, 2007 through December 31, 2011.

Derivative Financial Instruments:

The Company does not use derivative instruments to hedge exposures to cash flow, market or foreign currency risk. Terms of convertible debt and equity instruments are reviewed to determine whether or not they contain embedded derivative instruments that are required to be accounted for separately from the host contract, and recorded on the balance sheet at fair value. The fair value of derivative liabilities, if any, is required to be revalued at each reporting date, with corresponding changes in fair value recorded in current period operating results. An evaluation of specifically identified conditions is made to determine whether the fair value of warrants issued is required to be classified as equity or as a derivative liability.

Beneficial Conversion and Warrant Valuation:

The Company records a beneficial conversion feature (“BCF”) related to the issuance of convertible debt instruments that have conversion features at fixed rates that are in-the-money when issued. The Company also records the fair value of warrants issued in connection with debt instruments. The BCF for the convertible instruments is recognized and measured by allocating a portion of the proceeds to warrants, based on their relative fair value, and as a reduction to the carrying amount of the convertible instrument equal to the intrinsic value of the conversion feature. The discounts recorded in connection with the BCF and warrant valuation are recognized for convertible debt as interest expense over the term of the debt using the effective interest method.

Fair Value of Financial Instruments:

The Company’s financial instruments are recorded at fair value. Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. There are three levels of inputs that may be used to measure fair value:

•	Level 1 – Valuation based on quoted market prices in active markets for identical assets and liabilities.

•	Level 2 – Valuation based on quoted market prices for similar assets and liabilities in active markets.

•	Level 3 – Valuation based on unobservable inputs that are supported by little or no market activity, therefore requiring management’s best estimate of what market participants would use as fair value.

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2011. The Company uses the market approach to measure fair value of its Level 1 financial assets. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities.

The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments. These financial instruments include cash, accounts receivable, accounts payable and accrued expenses. The fair value of the Company’s convertible notes payable approximate their carrying value based upon current rates available to the Company.

In 2009, the Company issued Convertible Notes and warrants to a group of accredited investors (see Note 9). The Company engaged a third party to complete a valuation of the warrants issued to the placement agent and note holders and the conversion feature under the Convertible Notes which are recorded as debt costs and debt discounts on the accompanying balance sheets. The valuation was completed using Level 2 inputs.

During 2011, the Company issued warrants in connection with a license and distribution agreement (see Note 12) and engaged a third party to complete a valuation of those warrants which were recorded as Prepaid Sales Incentive on the accompanying balance sheet. The valuation was completed using Level 2 inputs.

Industry Risk and Concentration:

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

The Company’s ability to be competitive will depend, in significant part, on its success in recruiting and retaining distributors through an attractive compensation plan, the maintenance of an attractive product portfolio and other incentives. The Company cannot ensure that its programs for recruitment and retention of distributors will be successful, and if they are not, the Company’s financial condition and operating results would be harmed.

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

Recent Accounting Pronouncements:

There are several new accounting pronouncements issued by the Financial Accounting Standards Board ("FASB") which are not yet effective.  Management does not believe any of these accounting pronouncements will be applicable and therefore will not have a material impact on the Company's financial position or operating results

Note 4.	Property and Equipment

Property and equipment consisted of the following:

	December 31,
	2011	2010
		(as Restated, See Note 2)
Office furniture and equipment	$85,651	$84,250
Equipment	301,091	262,475
Leasehold improvements	6,781	6,781
Software	343,902	342,563
Less accumulated depreciation	(569,613)	(439,906)
	$167,812	$256,163

Depreciation expense was $129,707 and $155,396 for the years ended December 31, 2011 and 2010, respectively.

Note 5.	Intangible Assets

Intangible assets consisted of the following:

	December 31,
	2011	2010
		as restated, see Note 2
Patents approved	$70,556	$70,556
Patents pending	188,298	$188,298
Less accumulated amortization	(23,267)	(18,167)
	$235,587	$240,687

Amortization expense related to patents approved was $5,070 for both years ended December 31, 2011 and 2010, respectively.

The future estimated amortization expense on approved patents that will be charged to operations as of December 31, 2011 is as follows:

Year ending
December 31,
2012	$5,070
2013	5,070
2014	5,070
2015	5,070
2016	5,070
Thereafter	21,939
$47,289

Note 6.	Income Taxes

Components of deferred tax assets (liabilities) are as follows:

	December 31,
	2011	2010
Stock options	713,900	556,900
Other components	137,200	2,300
Net operating loss carryforwards	7,826,700	6,385,400
	8,677,800	6,944,600
Valuation Allowance	(8,677,800)	(6,944,600)
	$-	$-

The reconciliation of income tax attributable to operations computed at the United States federal statutory rate and the actual tax provision of zero results primarily from the change in the valuation allowance.

As of December 31, 2011, the Company had net operating loss carry forwards for federal and state income tax purposes of approximately $20,799,000 which expire in various amounts between 2014 and 2031. A portion of the net operating loss carryforwards may be subject to certain limitations of the Internal Revenue Code section 382 which would restrict the annual utilization in future periods due to changes in ownership in prior periods. The Company has evaluated its ability to realize the deferred tax assets on its balance sheet and has established a valuation allowance at December 31, 2011. The valuation allowance increased by $1,594,000 during 2011.

Note 7.	Stockholders' Equity

Common Stock

During 2011, the Company sold an aggregate of 48,770,000 of shares of Common Stock in private placement offerings, at a price of $0.05 per share for net proceeds of $2,299,320. Costs incurred in the offerings were $139,180. The Company issued warrants to purchase 3,104,500 shares of Common Stock at an exercise price of $0.05 per share to First Equity Capital Securities, Inc., as placement agent. Kenneth R. Levine, a holder of more than five percent of the equity securities of the Company, is an officer and owner of First Equity Capital Securities, Inc.

During 2010, the Company sold an aggregate of 34,830,348 of shares of Common Stock in private placement offerings, predominantly at a price of $0.05 per share for net proceeds of $1,696,611. Costs incurred in the offering were $54,889. The Company issued warrants to purchase 2,343,000 shares of Common Stock at an exercise price of $0.05 per share and warrants to acquire 10,000 shares of Common Stock at an exercise price of $0.15 per share to First Equity Capital Securities, Inc., as placement agent. Kenneth R. Levine, a holder of more than five percent of the equity securities of the Company, is an officer and owner of First Equity Capital Securities, Inc.

The Company issued 300,000 and 1,681,490 shares of common stock for services rendered, valued at $22,745 and $175,146 for the years ended December 31, 2011 and 2010, respectively. During the year ended December 31, 2010, the Company issued 250,000 warrants for services rendered valued at $25,000 using a lattice option pricing model and the assumptions discussed in Note 3 – Stock Based Compensation.

Warrants

Warrants outstanding as of December 31, 2011 are as follows:

Warrant Description	Shares	Exercise Price	Expiration Date

Placement Agent Fees	9,761,625	$0.05-$0.15	2012-2016
License fees	8,000,000	$0.10-$0.45	2016
Private Placement warrants	4,790,833	$0.10-$0.15	2012-2016
Total warrants	22,552,458

During 2011, 1,640,000 warrants were exercised for 500,300 common shares.

Stock Option Plans

In 2007, the Company adopted a new stock options plan (the “2007 Plan”) that provides for the grant of incentive stock options and nonqualified stock options, and reserved 6,000,000 shares of the Company’s Common Stock for future issuance under the 2007 Plan. The option price must be at least 100% of market value at the date of the grant and the options have a maximum term of 10 years. Options granted vest over varying terms at the discretion of the Board. The Company typically grants selected key employees, Board members and consultants to the Company awards. As of December 31, 2011, options to purchase 4,200,000 shares of common stock were vested and exercisable under the 2007 Plan.

On June 1, 2009, the Company adopted a new stock option plan (the “2009 Plan”) that provides for the grant of incentive stock options and nonqualified stock options, and reserved 6,000,000 shares of the Company’s Common Stock for future issuance under the 2009 Plan. The option price must be at least 100% of market value at the date of the grant and the options have a maximum term of 10 years. Options granted vest over varying terms at the discretion of the Board. The Company typically grants stock options to selected key employees, Board members and consultants to the Company. As of December 31, 2011, options to purchase 3,236,000 shares of common stock were vested and exercisable under the 2009 Plan.

On May 20, 2011, the Company adopted a new stock option plan (the “2011 Plan”) that provides for the grant of incentive stock options and nonqualified stock options, and reserved 10,000,000 shares of the Company’s Common Stock for future issuance under the 2011 Plan. The option price must be at least 100% of market value at the date of the grant and the options have a maximum term of 10 years. Options granted vest at the discretion of the Board, typically over a three year period or based on achievement of performance criteria. The Company typically grants stock options to selected key employees, Board members and consultants to the Company. As of December 31, 2011, options to purchase 800,000 shares of common stock were vested and exercisable under the 2011Plan.

In addition, the Board has, from time to time granted stock options outside of the above named plans (“Board-designated options”). At December 31, 2011 and December 31, 2010, 4,945,833 shares were outstanding under Board-designated options. As of December 31, 2011, options to purchase 4,087,500 shares of common stock were vested and exercisable under the Board-designated options.

The average fair value of options granted at market during 2011 and 2010 was $0.08 and $0.05 per option, respectively. The aggregate intrinsic value of the outstanding options at December 31, 2011 was $0.

The following table summarizes activity of the stock options outstanding for the years ended December 31, 2011 and 2010:

	Shares Under Option	Weighted Average Exercise Price
Balance, January 1, 2010	19,312,499	$0.19

Options granted at market	8,737,000	0.08
Options exercised	—	—
Options forfeited or expired	(12,366,666)	0.20

Balance, December 31, 2010	15,682,833	$0.13
Options granted at market	4,900,000	0.09
Options exercised	(1,000)	0.07
Options forfeited or expired	(950,000)	0.08

Balance, December 31, 2011	19,631,833	$0.12

Of the 19,631,833 options outstanding at December 31, 2011, 12,323,500 are vested and exercisable. At December 31, 2011, the weighted average exercise price of vested options outstanding was $0.12, the weighted average remaining contractual term (in years) was 6.44, and the aggregate intrinsic value was $0.

A summary of the non-vested shares as of December 31, 2011 and changes during the year ending December 31, 2011 and 2010 is presented below:

	Non-Vested Shares	Weighted Average Grant- Date Fair Value
Non-vested at January 1, 2010	7,964,999	$0.35
Granted	8,737,000	0.09
Vested	(4,015,000)	0.10
Forfeited	(6,866,666)	0.29
Non-vested at January 1, 2011	5,820,333	$0.19
Granted	4,900,000	0.08
Vested	(3,412,000)	0.16
Non-vested at December 31, 2011	7,308,333	0.14

As of December 31, 2011, the total future compensation cost related to non-vested awards expected to vest is estimated to be approximately $379,125, $325,375 and $91,750 for the years ending December 31, 2012, 2013, and 2014 respectively.

The total fair value of shares vested during the years ended December 31, 2011 and 2010 was approximately $552,935 and $417,140, respectively.

Note 8.	Leases

The Company leases its office space and manufacturing facility under various operating leases which have terms expiring on various dates from 2012 to 2017.

Future minimum lease payments with terms in excess of one year as of December 31, 2011 are as follows:

Year ending
December 31,

2012	$154,100
2013	202,900
2014	206,400
2015	211,300
2016	221,200
Thereafter	93,300
$1,089,200

Rent expense during the years ended December 31, 2011 and 2010 was approximately $64,900 and $66,000, respectively.

Note 9.	Convertible Notes Payable – Related Parties

In February, 2009, the Company entered into Convertible Note agreements (the “Convertible Notes”) with a limited number of accredited investors who are shareholders of the company. Pursuant to the Convertible Notes, the Company sold an aggregate of $1,250,000 in principal and 1,875,000 warrants (the “2009 Note Warrants”) to purchase shares of the Company’s common stock. The Convertible Notes are payable in full on February 26, 2014 and incur simple interest, payable monthly, at the rate of 8.0% per year through February 26, 2011, and thereafter at the rate of 10.0% per year through maturity. The Convertible Notes may only be prepaid upon approval of the holders and are convertible at the option of the holders. A mandatory conversion of the Convertible Notes will occur if the closing price of the Company’s Common Stock is at least $0.50 per share for 30 consecutive trading days. The conversion price on the Convertible Notes is $0.10 per share, subject to adjustment under standard anti-dilution provisions, as defined in the agreements.

The 2009 Note Warrants are exercisable at any time at an exercise price of $0.11 per share and expire on February 26, 2014. The 2009 Note Warrants become immediately exercisable upon the occurrence of a Change in Control Event, as defined in the warrant agreement. The 2009 Note Warrants may be exercised for cash and also contain a cashless exercise provision.

Using a simulation model of discounted cash flows, the relative fair value of the Convertible Notes was calculated to be $1,328,325. The fair value of the 2009 Note Warrants was calculated to be $204,750. The fair value of the 2009 Note Warrants was calculated using binomial lattice valuation model with the following assumptions: Expected life in years: 5; Estimated volatility: 138% - 163%; Risk-free interest rate: 4.98%; Dividend yield: 0%.

The proceeds from the Convertible Notes have been discounted for the relative fair value of the 2009 Note Warrants of $166,395, which was recorded as additional paid-in capital. The warrant discount is being amortized over the life of the Convertible Notes using the effective interest method. For the years ended December 31, 2010 and 2011, $31,249 and $34,248 of the warrant discount was amortized to interest expense, respectively. The total fair value allocated to the Convertible Notes was $1,083,605, of which $406,395 was allocated to a beneficial conversion feature (“BCF”) and was recorded in additional paid-in capital. A BCF is recorded as a debt discount when the consideration allocated to the convertible security, divided by the number of common shares into which the security converts, is below the fair value of the common stock at the date of issuance of the convertible instruments. The BCF is being amortized to interest expense over the life of the Convertible Notes using the effective interest method. Amortization of the BCF amounted to $72,429 and $79,379 during the years ended December 31, 2010 and 2011, respectively.

The Company paid $80,000 cash to the placement agent in conjunction with the Convertible Notes issuance. The placement agent also received 1,265,000 warrants at an exercise price of $.11 per share as additional compensation. The fair value of the warrants issued to the placement agent totaled $132,800, the value of which, along with the $80,000 in cash, was recorded by the Company as debt issuance costs. The debt issuance costs are being amortized over the life of the Convertible Notes using the effective interest method. For the years ended December 31, 2010 and 2011, $37,925 and $41,567 of the debt issuance costs was amortized to interest expense. The remaining unamortized debt issuance costs balance was $145,821 and $104,256 for the years ended December 31, 2010 and 2011, respectively.

The total principal balance outstanding on the 2009 Notes was $1,250,000 at both December 31, 2010 and 2011. The total unamortized discounts resulting from the warrant and BCF was $398,635 and $284,985 at December 31, 2010 and 2011, respectively.

Note 10.	Related Party Transactions

Placement Agent Fees

As discussed in Note 7, in connection with private placement offerings of its common stock during 2011 and 2010, the Company paid its placement agent, a company owned by a more than 5% stockholder and officer of the Company, $125,180 and $78,720, respectively. In addition, during 2010 this placement agent was issued warrants to purchase 2,343,000 shares of Common Stock at an exercise price of $0.05 per share and warrants to acquire 10,000 shares of Common Stock at an exercise price of $0.15 per share, and during 2011 warrants to purchase 3,104,500 shares of Common Stock at an exercise price of $0.05 per share.

Consulting Fees

The Company entered into a consulting agreement with a shareholder and officer of the Company for scientific advisory services. The agreement provides for annual payments of $30,000, payable $2,500 per month. As of December 31, 2010, amounts due the officer were $90,000, and are included in accrued expenses on the accompanying balance sheets. On January 18, 2011, the officer exchanged the $90,000 payable to him into 1,800,000 shares of common stock sold in the private placement as discussed in Note 7.

The Company also entered into a consulting agreement with a shareholder to provide strategic and business development assistance. The agreement provides for annual payments of $60,000 payable $5,000 per month. As of December 31, 2011, amounts owed to the shareholder for consulting fees were $59,861 and were included in accounts payable. On March 2, 2012, the shareholder converted the amounts owed for accrued stipend to 1,197,220 shares of common stock. No fees were owed at December 31, 2010.

Due from Shareholder

A shareholder advanced the Company $10,000 which was due as of December 31, 2011 and 2010. Such advance does not bear interest and is due upon demand.

Note 11.	Segment Information

The Company distinguishes its two main operating segments by entity and the types of products they sell. GeneLink develops and manufactures genetically customized supplements and skin care products for sale in a variety of market channels. GeneWize is the marketing subsidiary who sells GeneLink’s products in the multi-level direct selling channel. The following table sets forth the net revenues, operating expenses and pre-tax earnings of our segments for the year ended December 31, 2011 and 2010.

	GeneLink	GeneWize	Inter- Segment	Total
Year Ended December 31, 2010 (As restated, see Note 2)
Revenue	$619,436	$7,832,795	$(612,259)	$7,839,972
Less: Intersegment revenue	(612,259)	-	612,259	-
Revenue from external customers	7,178	7,832,795	-	$7,839,972

Net Loss	$(2,481,517)	$(153,207)	-	$(2,634,724)

Segment Assets	$1,135,595	$585,692	-	$1,721,287

Depreciation and amortization	$48,190	$112,276	-	$160,466

Capital expenditures	$89,899	$18,772	-	$108,671

Year Ended December 31, 2011
Revenue	$1,879,441	$4,661,886	$(1,856,749)	$4,684,577
Less: Intersegment revenue	(1,856,749)		1,856,749	-
Revenue from external customers	22,692	4,661,886	-	$4,684,577

Net Loss	$(3,153,389)	$(676,807)	-	$(3,830,196)

Segment Assets	$2,304,929	$585,692	-	$2,779,665

Depreciation and amortization	$51,104	$83,673	-	$134,777

Capital expenditures	$41,355	-	-	$41,355

Note 12: Sale of Subsidiary and Subsequent Events

On October 13, 2011, GeneLink, Inc. (“GeneLink”) entered into a Stock Purchase Agreement (the “Stock Purchase Agreement”) with Capsalus Corp. (“Capsalus”), pursuant to which GeneLink agreed to sell 100% of the stock of its wholly-owned subsidiary, GeneWize Life Sciences, Inc. (“GeneWize”). The Stock Purchase Agreement provides for a purchase price of $500,000 payable at the closing, plus an earn-out of between $1.5 million and $4.5 million, subject to the performance of GeneWize after the closing. The earn-out amount is calculated as the greater of $300,000 per year or 10% or 15% of sales revenue, payable monthly through April, 2017. The effective date of the closing was February 10, 2012. In the first quarter a gain on sale will be recorded. Due to continuing involvement of GeneLink with GeneWize subsequent to the sale, this transaction was not accounted for as a discontinued operation.

GeneLink, GeneWize and Capsalus also entered into an Interim Management Agreement dated October 13, 2011, pursuant to which Capsalus managed the operation of GeneWize until the closing date of February 10, 2012 or termination of the Stock Purchase Agreement. Pursuant to the Interim Management Agreement. Capsalus was responsible for all expenses and revenues of GeneWize from October 1, 2011 through the date of closing. Capsalus advanced $204,500 to fund operations which was recorded as “Advances from Purchaser” on the accompanying balance sheet at December 31, 2011. This amount was assumed by GeneWize in February 2012 upon the closing of the sale of GeneWize.

On October 13, 2011, GeneLink entered into a License and Distribution Agreement (the “LDA”) with Gene Elite LLC (“Gene Elite”) which expires in 2017 with successive five-year renewal options provided Gene Elite meets sales and performance criteria. Pursuant to the LDA, GeneLink granted Gene Elite the exclusive right to GeneLink’s propriety technology to sell skin care and nutrition products in the direct sales, multi- level marketing (MLM) and athletic formula channels. Pursuant to the LDA, the Company received $1,500,000 in license fees, of which $1,000,000 (the “Up-front fee”) was received during 2011 and $500,000 was received on February 10, 2012, the closing date of the sale of GeneWize. The LDA provides for $750,000 of the Up-front fee as a Nonrefundable Advance Deposit which accrues interest at 4% per year and will be paid through product credits or issuance of common stock at market price, at the discretion of Gene Elite. The remaining $250,000 of the Up-front license fee and the remaining $500,000 license fee paid upon closing were recorded as “Deferred Revenue - License Fees” on the accompanying balance sheet, which will be recognized over the term of the LDA beginning on February 10, 2012.

In connection with the LDA, GeneLink and Gene Elite entered into a Warrant Purchase Agreement dated October 13, 2011 pursuant to which GeneLink granted Gene Elite warrants to purchase 6,000,000 shares of common stock of GeneLink at an exercise price of $0.10 per share and 2,000,000 shares of common stock of GeneLink at an exercise price of $0.45 per share (collectively, the “non-performance warrants”). In addition, and, subject to certain performance requirements being satisfied, Gene Elite was granted warrants to purchase 6,000,000 shares of common stock of GeneLink at an exercise price of $0.20 per share (the “performance warrants”). The 8,000,000 shares of non-performance warrants, valued at $460,000 at issue date, are accounted for as “Prepaid Sales Incentives” on the accompanying balance sheet and will be amortized over the life of the licensing agreement. The non-performance warrants were valued using a Binomial Lattice Option Valuation Technique (“Binomial”) and the following assumptions:

Fair market value of asset	$0.06
Exercise price	$0.10 - .0.45
Expected life	5.0 Years
Equivalent volatility	164%
Expected dividend yield	0%
Risk-free rate	4.5%

The issuance date of the performance warrants was the date of closing, February 10, 2012, and management currently does not expect the performance warrants to be earned.

Note 13. Contingencies

On March 25, 2011, the Company received a Civil Investigative Demand consisting of a request to produce documents from the FTC as part of its investigation into unnamed persons engaged directly or indirectly in the advertising or marketing of dietary supplements, foods, drugs, devices, or any other product or service intended to provide a health benefit or to affect the structure or function of the body. We are continuing to comply with this request. The conclusions and results of the inquiry are not certain, however they could result in an imposition of operating restrictions and/or payment of penalties.

Note 14. Going Concern and Management’s Plans

The opinions of the Company’s independent registered public accounting firms on the audited financial statements as of and for the years ended December 31, 2011 and 2010 contain an explanatory paragraph regarding substantial doubt about the Company’s ability to continue as a going concern.

The Company has a working capital deficit of $436,310, has incurred recurring operating losses since inception including a loss of $3.8 million in 2011 and had an accumulated deficit at December 31, 2011 of $24,560,315. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

The Company's ability to continue as a going concern is dependent upon the achievement of its marketing plans to enhance sales and its ability to raise capital. Management continues to work with existing market partners as well as pursuing additional distribution opportunities. Management also believes it has the opportunities before it to increase sales which will provide a foundation for raising additional capital. The Company’s financial statements have been prepared on the basis that it is a going concern, which assumes continuity of operations and the realization of assets and satisfaction of liabilities in the ordinary course of business. The financial statements do not include any adjustments that might result if the Company was forced to discontinue its operations

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

With the participation of management, the Company’s Chief Executive Officer and the Chief Financial Officer evaluated the effectiveness of the design and operation of its disclosure controls and procedures at the conclusion of the fiscal quarter ended December 31, 2011. Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective in ensuring that material information required to be disclosed is included in the reports that it files with the Securities and Exchange Commission.

Change In Internal Controls over Financial Reporting

The Company’s prior auditor, Buckno Lisicky, was not able to re-issue their opinion on the 2010 financial statements and the Company hired Cross, Fernandez & Riley to re-audit the 2010 financial statements. During this process, the 2010 financial statements were found to be materially misstated and accordingly were restated as disclosed in Note 2 the financial statements. The numerous accounting and reporting errors which resulted in the restatement led management to conclude that a material weakness in internal controls over financial reporting existed as of December 31, 2010. Specifically, in connection with convertible debt issued in 2009, the Company did not properly record the beneficial conversion feature or record the proper amortization of loan costs and debt discounts. In addition, the Company did not properly reconcile and improperly classified certain balance sheet accounts as of December 31, 2010.

To address this material weakness, the Company retained the services of a qualified individual to assist with the valuation of the beneficial conversion feature and increased its staffing with more appropriate experienced personnel responsible for accounting functions. As a result of these changes in procedures, management has concluded that the material weakness that existed in 2010 has been corrected as of December 31, 2011.

During the fiscal quarter ended December 31, 2011 there were no changes in our internal controls over financial reporting that we believe could materially affect, or is reasonably likely to affect, our internal controls over financial reporting.

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

Management assessed the Company’s internal control over financial reporting as of December 31, 2011 using the criteria for effective control over financial reporting established in “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management believes that, as of December 31, 2011, the Company maintained effective internal control over financial reporting.

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

PART III

ITEM 10.	DIRECTORS; EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information with respect to each of the executive officers and current directors of the Company is set forth below

Name	Age	Position

Bernard L. Kasten, Jr. M.D.	65	Chief Executive Officer, Chairman of the Board, Director

Douglas Boyle	44	Director

James Monton	66	Director

Robert P. Ricciardi, Ph.D.	64	Secretary, Chief Science Officer, Director

John A. Webb	52	Chief Financial Officer

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

Mr. Webb, age 52, served as the Director of Finance/Controller of GeneLink, Inc. since 2008. He has over twenty-five years of experience in corporate and entrepreneurial financial management, as both CPA and financial executive. In addition to his experience as a CPA/consultant, he has served as controller of Regal Marine Industries and CFO of venture capital-funded technology startup CISystems, and director of finance for one of the world’s largest global non-profits. He has an MBA (cum laude) from the Rollins College Roy E. Crummer Graduate School of Business and a BS (cum laude) in accounting from the University of Arizona. He has been a CPA since 1983 and is a board member of the Central Florida chapter of Financial Executives International.

Section 16(a)         Beneficial Ownership Reporting Compliance.

Based solely on the Company’s review of certain reports filed with the Securities and Exchange Commission pursuant to Section 16(a) of the Securities Exchange Act of 1934, as amended (the “1934 Act”), and written representations of the Company’s officers and directors, the Company believes that all reports required to be filed pursuant to the 1934 Act with respect to transactions in the Company’s Common Stock through December 31, 2011 were filed on a timely basis.

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

Meeting of Directors

The Board of Directors met seven times in 2011. Each director attended at least 75% of the meetings.

Communications with the Board of Directors

You may contact the Board of Directors as a group by writing to them c/o GeneLink, Inc., 8240 Exchange Drive, Suite C1, Orlando, Florida 32809, Attention: Chairman. Any communications received will be forwarded to all Board members.

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

Audit Committee

Mr. Boyle (Chair) and Mr. Monton, who both are independent members of the Board of Directors, and Dr. Kasten, Chairman and CEO, served on the Audit Committee for the fiscal year ended December 31, 2011. The Board of Directors has determined that Mr. Boyle, a director of the Company, is the audit committee financial expert as defined in section 3(a)(58) of the Exchange Act and the related rules of the SEC, based upon his professional and educational background as set forth above in this Item 10.

Consistent with SEC policies regarding auditor independence, the Audit Committee has responsibility for appointing, setting compensation and overseeing the work of the independent auditor. In recognition of this responsibility, the Audit Committee has established a policy to pre-approve all audit and permissible non-audit services provided by the independent registered public accounting firm. Prior to engagement of the independent auditor for the next year’s audit, management will submit a detailed description of the audit and permissible non-audit services expected to be rendered during that year. In addition, management will also provide to the Audit Committee for its approval a fee proposal for the services proposed to be rendered by the independent auditor. Prior to the engagement of the independent auditor, the Audit Committee will approve both the description of audit and permissible non-audit services proposed to be rendered by the independent auditor and the budget for all such services. The fees are budgeted and the Audit Committee requires the independent registered public accounting firm and management to report actual fees versus the budget periodically throughout the year by category of service.

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

The Compensation Committee has approved a compensation structure for the named executive officers, determined on an individual basis, which incorporates four key components: base salary, bonuses commencing in 2011 based upon the annual performance of the Company, stock options and other benefits.

In connection with its compensation determinations, the Compensation Committee seeks the views of the Chief Executive Officer with respect to appropriate compensation levels of the other officers.

Executive Compensation Components

For the year ended December 31, 2011, the principal components of compensation for the named executive officers were annual base salary, stock options and other benefits.

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

Other Benefits

•	Healthcare Benefits. Our employees have a choice of coverage options under our company-sponsored group health insurance plan. Each option covers the same services and supplies but differs in the quality of provider network.

•	Life Insurance. We maintain a basic group life insurance plan that provides for basic life and accidental death and dismemberment coverage. We pay the premiums under this plan.

•	Vacation and paid time off. All employees are eligible for paid vacation based on years of service as well as sick and other personal time.

•	Other Perquisites. Nutritional and skin care products are made available for certain executives and immediate family.

•	Retirement Benefits. We have yet to establish a 401(k) plan for our employees but it is anticipated. Named executive officers would be eligible to participate in these plans on the same terms as other eligible employees, subject to any legal limits on the amount that may be contributed by executives under the plans.

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

COMPENSATION COMMITTEE

James Monton (Chair) Douglas M. Boyle

EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE
Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Bernard L. Kasten Jr., M.D. Chief	2011	15,152	-	-	201,563	-	-	8,229	224,944
Executive Officer (1)	2010	2,900	-	125,000	47,375	-	-	2,102	177,377
John A. Webb, CFO/ Vice President of	2011	110,000	19,250	-	69,813	-	-	11,543	210,606
Operations (2)	2010	110,000	-	-	31,250	-	-	11,405	152,665
Sharon M. Tahaney President,	2011	175,000	-	-	32,500	-	-	4,066	211,566
GeneWize Life Sciences, Inc. (3)	2010	175,000	-	-	32,500	-	-	4,187	211,687
Gary J. Beeman,	2011	5,712	-	-	-	-	-	-	5,712
Chief Executive Officer (4)	2010	38,077	-	-	43,482	-	-	2,754	84,313
Michael J. Nelson,	2011	16,731	-	-	-	-	-	-	16,731
Chief Operating Officer (5)	2010	54,808	-	-	41,250	-	-	6,989	103,047
David L. Macdonald, Interim Chief	2011	-	-	-	-	-	-	-	-
Executive Officer (6)	2010	64,000	-	-	-	-	-	-	64,000

1 Dr. Kasten was appointed Chief Executive Officer on December 30, 2010. Dr. Kasten’s compensation as CEO is presently set at minimum wage, and includes health care benefits. No employment contract exists for Dr. Kasten. Because of the late appointment in 2010, all compensation for that year relates to service as Chairman of the Board of Directors for that year.

2 Mr. Webb was appointed Chief Financial Officer on June 1, 2011. His employment provides for a base salary of $110,000 plus healthcare and vacation benefits. The agreement also allows for certain bonus, separation and termination provisions. Mr. Webb received a bonus of $19,250 in 2011. No bonus was paid in 2010.

3 Ms. Tahaney was formerly President of the GeneWize Life Sciences, Inc., a wholly-owned subsidiary of the Company, on February 17, 2010. Her employment agreement provides for a base salary of $175,000 plus health care and vacation benefits. It also provides for certain bonus, separation and termination provisions. Ms. Tahaney did not receive any bonus in 2011 or 2010.

4.Mr. Beeman served as CEO from February 17, 2010 until December 30, 2010. He served until August 15, 2010 without salary, at which time his salary was set at $165,000 per year. In 2010 Mr. Beeman received options to acquire 2,300,000 shares of common stock at an exercise price of $.08. Of those shares received options to acquire 2,300,000 shares of which 575,000 vested in 2010. Compensation received in 2011 constitutes accrued vacation payable at separation.

5 Mr. Nelson served as Chief Executive Officer of the Company from May 17, 2010 until December 30, 2010. In 2010 Mr. Nelson received options to acquire 1,500,000 shares of common stock. Of those shares, 375,000 vested in 2010. Compensation in 2011 consists of accrued vacation and separation pay.

6 Mr. Macdonald served as Chief Executive Officer of the Company from December 28, 2009 until February 17, 2010. $28,000 of compensation payable to Mr. Macdonald remained payable at December 31, 2010. On December 28, 2009, Mr. Macdonald received fully vested options to acquire 100,000 shares of common stock at an exercise price of $0.11 per share.

Agreements with Executive Officers

The Company entered into a consulting agreement with Dr. Robert Ricciardi (shareholder and officer) dated February 24, 1998. The initial term of the agreement was five (5) years.  Pursuant to an agreement dated September 27, 2007, Dr. Ricciardi agreed to reduce the accrued compensation payable to him to $90,000 as of September 30, 2007, payable when the Board of Directors of the Company determines that the Company’s financial position can accommodate such payments, and to reduce the compensation payable to him for future services to be rendered pursuant to the consulting arrangement to $30,000 per year, payable in monthly installments of $2,500 each commencing, October 2007 and payable on the last day of each month. On January 18, 2011, Dr. Ricciardi chose to apply and convert to common stock his accrued compensation of $90,000 to 1,800,000 shares in the Confidential Private Placement.

John A. Webb, CFO and Vice President of Operations, entered into an employment  agreement with the Company effective February 16, 2010. His position at the time was Controller for the Company.  Pursuant to this employment agreement, Mr. Webb received an annual base salary of $110,000, is entitled to receive annual bonuses based on personal and Company performance and is entitled to receive severance payments if he is terminated without cause.   Mr. Webb received bonuses in 2011 of $19,250, and no bonus was received for 2010.

Sharon Tahaney, the President of GeneWize Life Sciences, Inc. ("GeneWize") entered into an employment agreement with GeneWize effective September 1, 2010.  Pursuant to her employment agreement, Ms. Tahaney received an annual base salary of $175,000, was entitled to receive annual bonuses based on GeneWize's annual revenues and is entitled to receive severance payments if she is terminated without cause.   Ms. Tahaney did not receive any bonuses in 2011 or 2010.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END

OPTION AWARDS
Name (a)	Number of Securities Underlying Unexercised Options (#) Exercisable (b)	Number of Securities Underlying Unexercised Options (#) Unexercisable (c)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#) (d)	Option Exercise Price ($) (e)	Option Expiration Date (f)
Bernard L. Kasten, Jr., M.D.	1,625,000			$0.08	June 1, 2017
Bernard L. Kasten, Jr., M.D	100,000			$0.12	May 20, 2018
Bernard L. Kasten, Jr., M.D.	262,500	858,333		$0.50	July 28, 2018
Bernard L. Kasten, Jr., M.D	675,000	675,000		$0.08	July 7, 2020
Bernard L. Kasten, Jr., M.D	109,375	328,125		$0.10	January 25, 2021
Bernard L. Kasten, Jr., M.D	150,000	950,000		$0.08	May 20, 2021
John A. Webb	250,000			$0.50	July 28, 2018
John A. Webb	250,000			$0.13	February 16, 2020
John A. Webb	65,625	196,875		$0.10	January 25, 2021
John A. Webb	25,000	75,000		$0.08	May 20, 2021
Sharon M. Tahaney	750,000	250,000		$0.12	June 1, 2019

director compensation

Directors do not receive any cash compensation for their service as directors of the Company or for attending any meetings.

DIRECTOR COMPENSATION
Name (a)	Fees Earned ($) (b)	Stock Awards ($) (c)	Options Awards ($) (d)	Non-Equity Incentive Plan Compensation ($) (e)	Change in Pension Value and Nonqualified Deferred Compensation ($) (f)	All Other Compensation ($) (g)	Total ($) (h)
Douglas M. Boyle (1)			23,250				23,250
James A. Monton (2)			16,375				16,375
Robert P. Ricciardi, Ph.D. (3)	30,000		15,250				45,250
Bernard L. Kasten, M.D. (4)			48,000				48,000

(1) On May 20, 2011 Mr. Boyle received options to acquire 300,000 shares of Common Stock at an exercise price of $0.08 per share, of which one fourth vested immediately and one fourth vest additionally on each of the next three anniversary dates thereafter.
(2) On May 20, 2011 Mr. Monton received options to acquire 250,000 shares of Common Stock at an exercise price of $0.08 per share, of which one fourth vested immediately and one fourth vest additionally on each of the next three anniversary dates thereafter.
(3) On May 20, 2011 Dr. Ricciardi received options to acquire 200,000 shares of Common Stock at an exercise price of $0.08 per share, of which one fourth vested immediately and one fourth vest additionally on each of the next three anniversary dates thereafter. Dr. Ricciardi also received a stipend of $30,000 for consulting services to the Company.

(4) On May 20, 2011 Dr. Kasten received options to acquire 600,000 shares of Common Stock at an exercise price of $0.08 per share, of which one fourth vested immediately and one fourth vest additionally on each of the next three anniversary dates thereafter.

ITEM 12.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information as of April 30, 2012 regarding the ownership of Common Stock (i) be each person known by the Company to be the beneficial owner of more than 5% of the outstanding Common Stock, (ii) by each current officer and director of the Company, (iii) by each nominee for director, and (iv) by all current officers and directors of the Company as a group.

The beneficial owners and amount of securities beneficially owned have been determined in accordance with Rule 13d-3 under the Exchange Act and, in accordance therewith, includes all shares of the Company’s Common Stock that may be acquired by such beneficial owners within 60 days of April 5, 2012 upon the exercise or conversion of any options, warrants or other convertible securities. This table has been prepared based on 201,454,795 shares of Common Stock outstanding on April 5, 2012. Unless otherwise indicated, each person or entity named below has sole voting and investment power with respect to all Common Stock beneficially owned by that person or entity, subject to matters set forth in the footnotes to the table below.

Name	Number of Shares Beneficially Owned		Approximate Percentage Of Stock Outstanding
Kenneth R. Levine 2 Oaklawn Road Short Hills, NJ 07078	20,803,761	(1)	9.9%
Gene Elite, LLC 1481 North Ocean Boulevard Pompano Beach, FL 33062	14,000,000	(2)	6.7%
Chesed Congregation of America One State Street Plaza, 29th Floor New York, NY 10004	13,328,180	(3)	6.2%
Robert Trussell 167 W. Main Street Suite 1500 Lexington, KY 40507	12,500,000	(4)	6.2%
Bernard L. Kasten, Jr. M.D. 4380 27th Court S.W., Apt. 104 Naples, FL 34116	10,765,785	(5)	5.3%
Robert P. Ricciardi, Ph.D. 831 Newhall Road Kennett Square, PA 19348	6,485,000	(6)	3.2%
James Monton 11489 Grandstone Lane Cincinnati, Ohio 45249	1,200,000	(7)	.6%
Douglas M. Boyle 111 Weatherly Street Dalton, PA 18414	550,000	(8)	.3%
John A. Webb 337 Palmway Lane Orlando, FL 32828	735,625	(9)	.4%
Directors and Officers as a Group	19,736,410	(5)(6)(7)(8)(9)	9.5%
(1)	Includes 8,252,326 shares and currently exercisable options to acquire 412,500 shares of Common stock and 350,000 shares of Common Stock held by a retirement plan for Mr. Levine. Also includes 2,600,000 shares and currently exercisable warrants to acquire 9,371,709 shares of Common Stock held by First Equity Capital Securities, Inc. (FECS) of which Mr. Levine is president and owner.
(2)	Includes 6,000,000 shares and currently exercisable warrants to acquire 8,000,000 shares of Common Stock.
(3)	Includes 12,703,180 shares of Common Stock issuable upon the conversion of convertible notes as of April 5, 2012. Chesed holds $1,000,000 principal balance of convertible notes, which have accrued $270,318 of interest through April 5, 2012 and convert at an exercise price of $.10 per share.
(4)	Includes 12,000,000 shares and currently exercisable warrants to acquire 500,000 shares of Common Stock.

(5)	Includes 7,584,535 shares and currently exercisable options and warrants to acquire 3,181,250 shares of Common Stock.
(6)	Includes 4,510,000 shares and currently exercisable options and warrants to acquire 1,975,000 shares of Common Stock.
(7)	Includes 775,000 shares and currently exercisable options and warrants to acquire 425,000 shares of Common Stock.
(8)	Includes 550,000 currently exercisable options and warrants to acquire 550,000 shares of Common Stock.
(9)	Includes 20,000 shares and currently exercisable options and warrants to acquire 715,625 shares of Common Stock.

ITEM 13.             CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

During the year ended December 31, 2011, the Company sold 48,270,000 shares of restricted Common Stock of the Company at an exercise price of $0.05 per share pursuant to a Confidential Private Offering Memorandum, and received an aggregate gross amount of $2,413,500.

In connection with the above offering, the Company incurred a total of $125,180 in placement fees and expenses and issued warrants to acquire 3,104,500 shares of Common Stock at an exercise price of $0.05 per share to First Equity Capital Securities, Inc., as placement agent, in connection with the sale of some of these units. Kenneth R. Levine, a holder of more than five percent of the equity securities of the Company and a member of the Company’s Scientific Advisory Board, is an officer and owner of First Equity Capital Securities, Inc.

First Equity Capital Securities, Inc. has been engaged by the Company to advise and support the Board and the Company with regard to numerous issues, including but not limited to, strategic business development, financial and operating issues, and legal relationships. First Equity Capital Securities, Inc. receives a $5,000 per month stipend for the services described above that it renders to the Company’s Board of Directors, payable when the Company has sufficient capital to make such payments. First Equity Capital Securities, Inc. has the right to convert any accrued and unpaid monthly stipend payments into common stock of the Company pursuant to the current Private Offering Memorandum or other offerings of the Company. As of December 31, 2011, the Company has accrued $59,861 in such monthly stipend payments owed to First Equity which it has agreed to convert into common stock. On March 2, 2012, First Equity converted its accrued stipend for 2011 and the first three months of 2012 amounting to $74,361 in exchange for 1,487,220 restricted shares of GeneLink common stock.  Such shares were issued into the name Kenneth R. Levine, principal and owner of First Equity. On March 15, 2012, GeneLink paid to First Equity a consulting fee in the amount of $80,000 in consideration for First Equity's work in relation to the transactions resulting in the Stock Purchase Agreement, the LDA and the closing thereof. On January 27, 2012 GeneLink reimbursed First Equity $59,135 for certain legal fees related to private placement services provided to GeneLink by First Equity. GeneLink has agreed that certain legal fees incurred by First Equity are related to private placement services provided First Equity to GeneLink. As of March 31, 2012, GeneLink has agreed to reimburse First Equity for an additional $34,528 in such legal fees.

ITEM 14.              PRINCIPAL ACCOUNTANT FEES AND SERVICES

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

In connection with the audit of the Company’s financial statements for the year ended December 31, 2010, the Audit Committee met with representatives from Cross Fernandez & Riley, LLP , the Company’s independent auditors. The Audit Committee reviewed and discussed with the Company’s financial management and financial structure, as well as the matters relating to the audit required to be discussed by Statements on Auditing Standards.

In addition, the Audit Committee reviewed and discussed with the Company’s management the Company’s audited financial statements relating to year ended December 31, 2010.

Based upon the review and discussions described above, the Audit Committee recommended to the Board of Directors that the Company’s financial statements audited by Cross Fernandez & Riley, LLP be included in the Company’s Annual Report on Form 10-K for year ended December 31, 2010.

In connection with the audit of the Company’s financial statements for the year ended December 31, 2011, the Audit Committee met with representatives from Hancock Askew & Co., LLP, the Company’s independent auditors. The Audit Committee reviewed and discussed with the Company’s financial management and financial structure, as well as the matters relating to the audit required to be discussed by Statements on Auditing Standards 61 and 90.

Based upon the review and discussions described above, the Audit Committee recommended to the Board of Directors that the Company’s financial statements audited by Hancock Askew & Co., LLP be included in the Company’s Annual Report on Form 10-K for year ended December 31, 2011.

Douglas M. Boyle (Chair)

James Monton

Cross, Fernandez & Riley LLP was the Company’s independent public accountant for 2010. The prior auditor, Buckno Lisicky resigned effective March 5, 2012. Cross, Fernandez & Riley, LLP audited 2010 statements included in the 2011 10-K statement. Hancock Askew & Co., LLP was the Company’s independent public accountant for the year ended December 31, 2011. Hancock Askew & Co., LLP audited the 2011 statements included in the 2011 10-K statement.

Fees for Independent Auditors for Fiscal Years 2011 and 2010.

Set forth below are the fees billed by Cross, Fernandez & Riley,LLP and Hancock Askew & Co.,LLP for 2011 and 2010.

	2011	2010
Audit Fees:
Cross Fernandez & Riley LLP		$35,000
Hancock Askew & Co. LLP	$25,000

Total	$25,000	$35,000

Audit fees consist of fees billed for professional services rendered by the Company’s independent accountant for the audit of the Company’s annual financial statements, review of financial statements included in quarterly reports on Form 10-Q and services that are normally provided by the independent accountant.

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

Signatures	Capacity	Date

/s/ Bernard L. Kasten, Jr., M.D.	Principal Executive Officer	May 11, 2012
Bernard L. Kasten, Jr., M.D.

/s/ Douglas M. Boyle	Director	May 11, 2012
Douglas M. Boyle

/s/ James Monton	Director	May 11, 2012
James Monton

/s/ Robert P. Ricciardi	Director	May 11, 2012
Robert P. Ricciardi, Ph.D.

/s/ John A. Webb	Principal Financial Officer, Principal	May 11, 2012
John A. Webb, CPA	Accounting Officer

