Form 10-Q
period 2012-03-31
GENELINK INC
filed 2012-05-21
CIK 941020

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to ______

Commission File No. 000-30518

GENELINK, INC.

(Exact name of registrant specified in its charter)

PENNSYLVANIA	23-2795613
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

8240 Exchange Drive Suite C1	32809
Orlando, Florida	(Zip Code)
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

Number of Shares of Common Stock
Outstanding on May 16, 2012	202,922,021

PART I. FINANCIAL INFORMATION

		Page
ITEM 1	Financial Statements.

	Condensed Consolidated Balance Sheets (unaudited) at March 31, 2012 and December 31, 2011	3-4

	Condensed Consolidated Statements of Income (unaudited) for the three months ended March 31, 2012 and 2011	5

	Condensed Consolidated Statements of Cash Flows (unaudited) for the three months ended March 31, 2012 and 2011	6

	Notes to Condensed Consolidated Financial Statements	7-13

GENELINK, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

ASSETS

	March 31, 2012	December 31, 2011
CURRENT ASSETS
Cash and cash equivalents	$635,540	$740,769
Accounts Receivable	166,363	235,458
Inventory	529,540	562,191
Prepaid Expenses	259,226	244,248
Current portion of prepaid sales incentives	76,667	76,667

Total Current Assets
	1,667,336	1,859,333
Property, plant and equipment	109,361	167,812
Prepaid Sales Incentives	375,666	383,333
Intangible Assets	233,930	235,587
Loan Costs, net of accumulated amortization of $129,553 and $108,544	83,248	104,257
Receivable from sale of subsidiary	164,358	-
Other Assets	19,814	29,343
Total Assets	$2,653,713	$2,779,665

See Notes to Condensed Consolidated Financial Statements

GENELINK, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

LIABILITIES AND STOCKHOLDERS’ DEFICIT

	March 31, 2012	December 31, 2011

CURRENT LIABILITIES

Accounts payable	$1,007,644	$1,370,849
Accrued interest	347,462	304,457
Accrued compensation	17,340	94,188
Other accrued expenses	83,735	103,370
Deferred revenue	198,955	208,279
Advances from Purchaser	-	204,500
Due to shareholder	10,000	10,000

Total current liabilities	1,665,136	2,295,643

Non-refundable advance deposit	746,435	750,000
Deferred revenue – license fees	737,500	250,000
Convertible notes payable, net of discounts	977,920	965,015
Total liabilities	4,126,991	4,260,658

STOCKHOLDERS’ DEFICIT
Common stock, par value $0.01 per share; authorized 350,000,000 shares; issued: 206,442,200 and 204,944,485 shares; outstanding: 202,922,021 and 200,585,326 shares	2,064,422	2,049,448
Additional paid in capital	21,680,522	21,582,109
Accumulated deficit	(24,665,987)	(24,560,315)
Treasury stock, 4,359,159 shares, at cost	(552,235)	(552,235)
Total stockholders’ deficit	(1,473,278)	(1,480,993)
Total liabilities and stockholders’ deficit	$2,653,713	$2,779,665

See Notes to Consolidated Financial Statements

GENELINK, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,
	2012	2011 (As restated, See Note 3)
	$771,664	$1,400,187
Revenues

Cost of goods sold	338,203	500,408

Gross profit	433,461	899,779

Operating Expenses:
Selling, general and administrative	1,181,207	1,378,616
Research and development	16,437	9,024
Amortization and depreciation	24,285	37,737

	1,221,929	1,425,377

OPERATING LOSS	(788,468)	(525,598)

OTHER INCOME (EXPENSE)
Interest expense	(77,064)	(66,933)
Interest income	805	308
Gain on sale of subsidiary	759,054	-
	682,795	(66,625)

NET LOSS	$(105,673)	$(592,223)

Loss per common share – basic and diluted:	(0.00)	$(0.00)

Weighted average common shares – basic and diluted	204,944,485	157,145,518

See Notes to Condensed Consolidated Financial Statements

GENELINK, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2012	2011 (As restated, see Note 3)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(105,673)	$(592,223)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	24,285	37,737
Amortization of debt discounts	33,915	38,883
Common stock issued for services	74,861	27,000
Stock-based compensation	38,525	62,330
Amortization of fees and incentives	(8,399)	-
Gain on sale of subsidiary	(759,054)	-
Changes in assets and liabilities:
Accounts receivable	(68,723)	7,404
Inventory	34,818	(114,696)
Prepaid expenses	(80,132)	(18,085)
Other assets	9,500	(2,540)
Accounts payable and accrued expenses	(135,674)	34,090
Accrued compensation	(21,139)	(39,300)
Deferred revenue	(1,578)	20,673
Deferred revenues – license fees	500,000	-

Net cash used in operating activities	(464,468)	(538,727)
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(15,675)	(1,690)
Proceeds from sale of subsidiary	539,272	-
Long-term receivable related to sale of subsidiary	(164,358)	-

Net cash provided (used) in investing activities	359,239	(1,690)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock and warrants, net	-	338,191
Principal payments on note		(15,089)

Net cash provided by financing activities	0	338,191

NET DECREASE IN CASH AND CASH EQUIVALENTS	(105,229)	(202,226)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	740,769	429,299

CASH AND CASH EQUIVALENTS, END OF PERIOD	$635,540	$227,073

SUPPLEMENTARY DISCLOSURES OF CASH FLOW INFORMATION
Cash payments for interest	$-	$5,456

See Notes to Condensed Consolidated Financial Statements

GENELINK, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The accompanying condensed consolidated financial statements of GeneLink Inc., d/b/a GeneLink Biosciences, Inc. and subsidiaries (the “Company”) are unaudited, but in the opinion of management, reflect all adjustments (consisting only of normal recurring adjustments) necessary to fairly state the Company’s financial position, results of operations, and cash flows as of and for the dates and periods presented. The financial statements of the Company are prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information.

These unaudited financial statements should be read in conjunction with the Company’s audited financial statements and footnotes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 filed with the Securities and Exchange Commission (SEC). The results of operations for the three month period ended March 31, 2012 are not necessarily indicative of the results that may be expected for the entire year ending December 31, 2012 or for any future period.

Note 1. Organization

The Company is a genetics-based, personal healthcare firm that has developed DNA assessments measuring personal DNA variations that can have a significant impact on overall wellness of an individual client or customer. These small differences in DNA, called SNP’s (“snips”) can indicate disadvantaged genes that are not performing properly and can be linked to pre-dispositions to aging and other wellness issues. GeneLink scientists use the DNA assessments information on each client and then formulate products to address their clients DNA functionality issues. As discussed further in Note 4, the Company divested its interest in GeneWize effective February 10, 2012 as part of a strategic realignment of its business to offer its products through third-party market partners, and to refocus efforts on research, development and manufacturing of custom products for those market partners.

Note 2.	Summary of Significant Accounting Policies

Principles of consolidation:

The condensed consolidated financial statements include the accounts of the GeneLink, Inc. and its wholly-owned Subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

Cash and cash equivalents:

Highly liquid instruments purchased with a maturity of three months or less are considered to be cash equivalents. At times, cash and cash equivalents may exceed federally insured limits. The Company has not experienced any losses on such accounts. All non-interest bearing cash balances were fully insured at March 31, 2012 due to a temporary federal program in effect from December 31, 2010 through December 31, 2012. Under the program, there is no limit to the amount of insurance for eligible accounts. Beginning 2013, insurance coverage will revert to $250,000 per depositor at each financial institution, and the Company's non-interest bearing cash balances may again exceed federally insured limits. The Company had $392,529 of interest-bearing amounts on deposit in excess of federally insured limits at March 31, 2012.

Accounts Receivable:

Accounts receivable include amounts due from credit card service partners of which the majority represent reserves for potential charge-backs. As of March 31, 2012 and December 31, 2011, the Company has not recorded an allowance for doubtful accounts as management believes all amounts are collectible.

Inventory:

Inventory consists primarily of raw materials for the custom nutritional and skincare products sold by the Company. Inventory is valued at the lower of cost (using the first-in, first-out method) or market.

Property and equipment:

Property and equipment are stated at cost. Expenditures for maintenance and repairs are charged against operations. Renewals and betterments that materially extend the life of the assets are capitalized. Depreciation is computed using the straight-line method over the estimated useful lives of 3 to 5 years of the related assets or the lesser of the expected life or term of the lease as to leasehold improvements.

Intangible Assets:

Intangible assets include costs incurred to apply and obtain patents for its products. Patents are amortized upon approval by regulatory authorities over the estimated useful life of the asset, generally fifteen years on a straight-line basis.

Deferred Loan Costs: Loan acquisition costs are amortized over the term of the debt using the effective interest method.

Long lived assets:

The Company reviews its long-lived assets and certain identifiable intangibles for impairment whenever events or changes indicate that the carrying amount of an asset may not be recoverable. An impairment loss would be recognized when estimated future cash flows expected to result from the use of an asset and its eventual disposition is less than its carrying amount. The Company has not identified an impairment of any such assets for the three months ended March 31, 2012 or for the year ended December 31, 2011.

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

Advertising

The Company expenses advertising when incurred. Advertising expense was $24,032 and $47,683 for the three months ended March 31, 2012 and 2011, respectively.

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

	Assumptions for Awards Granted for the Three Months Ended March 31,
	2012	2011
Expected volatility	180%	146-203%
Risk-free interest rate	4.5%	4.5%
Expected dividend yield	0%	0%

The Company granted 735,000 and 1,100,000 options during the three months ended March 31, 2012 and March 31, 2011, respectively.

Earnings per share

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

The following common stock equivalents are excluded from the loss per share calculation as their effect would have been antidilutive:

	Three Months Ended March 31,
	2012	2011

Options	20,366,833	15,831,833
Warrants	22,157,458	11,940,958
Debt conversion shares	1,875,000	1,875,000

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

The Company identifies and evaluates uncertain tax positions, if any, and recognizes the impact of uncertain tax positions for which there is a less than more-likely-than-not probability of the position being upheld when reviewed by the relevant taxing authority. Such positions are deemed to be unrecognized tax benefits and a corresponding liability is established on the balance sheet. The Company has not recognized a liability for uncertain tax positions. If there were an unrecognized tax benefit, the Company would recognize interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. The Company’s remaining open tax years subject to examination by the Internal Revenue Service include the years ended December 31, 2008 through December 31, 2011.

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of March 31, 2012. The Company uses the market approach to measure fair value of its Level 1 financial assets. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities.

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

During 2011, the Company issued warrants in connection with a license and distribution agreement (see Note 4) and engaged a third party to complete a valuation of those warrants which were recorded as Prepaid Sales Incentive on the accompanying balance sheet. The valuation was completed using Level 2 inputs.

Note 3: 2011 Restatement

The accompanying financial statements for the interim period ended March 31, 2011 were restated for the following reasons:

Adjustments

•	The Company determined that the amortization of the loan costs, warrant discount and BCF discount related to the convertible debt was improperly recorded and interest expense was understated by $25,308 in the three months ended March 31, 2011. These adjustments were related to the previously disclosed restatement of loan costs, warrant discounts and BCF discounts at December 31, 2010.

•	The Company determined that depreciation expense was understated by $5,000 and amortization expense was overstated by $6,933 in the three months ended March 31, 2011.

Reclassifications:

•	The Company improperly presented depreciation and amortization of $38,783 as other income (expense) during the three months ended March 31, 2011 which has been reclassified to operating expenses and increased the operating loss.

The following table summarizes the impact of the adjustments and restatements for the period ended March 31, 2011:

Statements of Operations

Three Months ended March 31, 2011 (Unaudited)

	As Previously
	Reported	Adjustments	Reclassification	As Restated

Operating Loss	(488,051)	1,046	(38,593)	(525,598)
Interest Expense	41,625	24,810	498	66,933
Net Loss	(568,459)	(23,764)	-	(592,223)
Earnings per share	(0.00)	(0.00)	-	(0.00)

Note 4: Sale of GeneWize

On October 13, 2011, the Company entered into a Stock Purchase Agreement (the “Stock Purchase Agreement”) with Capsalus Corp. (“Capsalus”), pursuant to which the Company agreed to sell 100% of the stock of its wholly-owned subsidiary, GeneWize Life Sciences, Inc. (“GeneWize”). The Stock Purchase Agreement provides for a purchase price of $500,000 payable at the closing, plus an earn-out of between $1.5 million and $4.5 million, subject to the performance of GeneWize after the closing. The earn-out amount is calculated as the greater of $300,000 per year or 10% of sales revenue, payable monthly through April, 2017. The effective date of the closing was February 10, 2012, the date approval of the shareholders of GeneLink was obtained and final documents were completed. Due to continuing involvement with Genewize subsequent to the sale, this transaction was not accounted for as a discontinued operation.

GeneLink recorded a gain on sale of subsidiary as of February 10, 2012. Consideration for the sale included the $500,000 cash received from Capsalus and an additional $39,272 for working capital. Additional consideration included the earn-out amount which was valued at $164,358, the Company’s estimate of net present value of probable cash collections under the agreement. The total consideration of $703,630 was offset by net liabilities and related costs of sale resulting in a gain on sale of $759,054.

GeneLink, GeneWize and Capsalus also entered into an Interim Management Agreement dated October 13, 2011, pursuant to which Capsalus managed the operation of GeneWize until the closing date of February 10, 2012. Pursuant to the Interim Management Agreement, Capsalus was responsible for all expenses and received all revenues of GeneWize from October 1, 2011 through the date of closing. Capsalus advanced $204,500 to GeneWize prior to December 31, 2011 to fund operations which was recorded as “Advances from Purchaser” on the accompanying balance sheet at December 31, 2011 and an additional $75,000 was advanced to Genewize by Capsalus prior to the closing of the sale of GeneWize. This amount was assumed by Genewize in February 2012 upon the closing of the sale of GeneWize.

On October 13, 2011, GeneLink entered into a License and Distribution Agreement (the “LDA”) with Gene Elite LLC (“Gene Elite”) which expires in 2017 with successive five-year renewal options provided Gene Elite meets sales and performance criteria. Pursuant to the LDA, GeneLink granted Gene Elite the exclusive right to GeneLink’s propriety technology to sell skin care and nutrition products in the direct sales, multi- level marketing (MLM) and athletic formula channels. Pursuant to the LDA, the Company received $1,500,000 in license fees, of which $1,000,000 (the “Up-front fee”) was received during 2011 and $500,000 was received on February 10, 2012, the closing date of the sale of GeneWize. The LDA provides for $750,000 of the Up-front fee as a Nonrefundable Advance Deposit which accrues interest at 4% per year and will be paid through product credits or issuance of common stock at market price, at the discretion of Gene Elite. The remaining $750,000 of the license fees was recorded as “Deferred Revenue - License Fees” on the accompanying balance sheet, which will be recognized over the term of the LDA beginning on February 10, 2012.

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

Fair market value of asset	$0.06
Exercise price	$0.10 – .0.45
Expected life	5.0 Years
Equivalent volatility	164%
Expected dividend yield	0%
Risk-free rate	4.5%

The issuance date of the performance warrants was the date of closing, February 10, 2012, and management currently does not expect the performance warrants to be earned.

Note 5: Related Parties

Consulting Fees

The Company entered into a consulting agreement with a shareholder and officer of the Company for scientific advisory services. The agreement provides for annual payments of $30,000, payable $2,500 per month. As of March 31, 2011, amounts due the officer were $2,500, and are included in accounts payable on the accompanying balance sheets. At March 31, 2012 not amounts were due for these services.

The Company also entered into a consulting agreement with a shareholder to provide strategic and business development assistance. The agreement provides for annual payments of $60,000 payable $5,000 per month. On March 2, 2012, the shareholder converted all amounts then owed to 1,487,220 shares of common stock. No fees were owed at March 31, 2012.

Due from Shareholder

A shareholder advanced the Company $10,000 which was due as of March 31, 2012. Such advance does not bear interest and is due upon demand.

Note 6. Contingencies

On March 25, 2011, the Company received interrogatories and a request to produce documents from the FTC as part of its investigation into unnamed persons engaged directly or indirectly in the advertising or marketing of dietary supplements, foods, drugs, devices, or any other product or service intended to provide a health benefit or to affect the structure or function of the body. The Company is continuing to comply with this request. The conclusions and results of the inquiry are not certain, however they could result in an imposition of operating restrictions and/or payment of penalties.

Note 7. Going Concern and Management’s Plans

The Company has has incurred recurring operating losses since inception including a loss of $105,673 in the three months ending March 31, 2012 and had an accumulated deficit at March 31, 2012 of $24,665,987. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

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

Statements in this Report that relate to future results and events are based on the Company’s current expectations. Actual results in future periods may differ materially from those currently expected or desired because of a number of risks and uncertainties. For a discussion of factors affecting the Company’s business and prospects, see “Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations and Risk Factors Affecting the Company’s Business and Prospects” in the 2011 Form 10-K.

Operating results for the three-month period ended March 31, 2012 are not necessarily indicative of the results that may be expected for the full fiscal year.

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

OVERVIEW

In the first quarter of 2012, the Company continued to as a leading solution provider in the genetically customized nutritional and personal care marketplace. On February 10, 2012 the Company completed its divestiture of direct selling subsidiary GeneWize to Capsalus Corp. From January 1, 2012 until February 10, 2012, GeneWize operated under Capsalus management and GeneLink ownership. As of March 31, 2012 GeneWize continued as a distributor of the Company’s products under its new ownership. Revenues declined, in part as GeneWize retail revenues were only includable through February 10, 2012. For the balance of the quarter, revenues are recognized by GeneLink as wholesale provider. More details are provided below in Results of Operations.

Results of Operations

COMPARISON OF THE THREE MONTHS ENDED MARCH 31, 2012 AND 2011

Revenues. The three months ended March 31, 2012 includes GeneWize retail sales from January 1, 2012 through February 10, 2012 when the sale of GeneWize was consummated. Total revenues for the three months ended March 31, 2012 were $771,664 as compared to $1,400,187 for the three months ended March 31, 2011, a decrease of $628,523 or 44%. The drop is attributable to a reduction in GeneWize of new affiliate enrollments as well as the transition from retail to wholesale revenues for the period February 11, 2012 to March 31, 2012 resulting from the sale of GeneWize.

Gross Profit. Gross profit decreased from $899,779 for the three months ended March 31, 2011 to $433,461 for the three months ended March 31, 2012. Gross profit margin decreased from 64% to 56% for the three months ended March 31, 2011 and March 31, 2012, respectively. Gross profit margins decreased due to a transition from retail to wholesale revenues during the period after the sale of GeneWize was finalized.

Expenses. Operating expenses for the three months ended March 31, 2012 were $1,221,929 as compared to $1,425,377 for the three months ended March 31, 2011, a decrease of $203,448 or 14%. The decrease in expenses for the three months ended March 31, 2012 primarily resulted from decreased commissions attributable to the sale of GeneWize. Savings were offset by increased legal expenses required for regulatory compliance with the FTC inquiry noted in Recent Regulatory Developments noted below. Sales commission expenses paid to sales affiliates totaled $146,551 for the three months ended March 31, 2012, as compared to $456,905 for the three months ended March 31, 2011. Such commission expense represented 19% and 33% of Company revenues for the three months ended March 31, 2012 and 2011, respectively. Additional legal costs related to regulatory compliance totaled approximately $140,000 in the three months ended March 31, 2012.

Operating Losses. The Company incurred an operating loss of $788,468 for the three months ended March 31, 2012, as compared to an operating loss of $592,223 for the three months ended March 31, 2011, an increase of $262,870, resulting largely from increased legal fees and reductions in gross profit as a result of the sale of GeneWize. The loss for the three months ended March 31, 2012 and 2011 includes $38,525 and $62,300, respectively, of non-cash expenses related to stock and option grants that were issued during such quarter or that vested from prior periods.

Net Losses. The Company incurred a net loss of $105,673 for the three months ended March 31, 2012 as compared to a net loss of $592,223 for the three months ended March 31, 2011, a decrease of $486,550 or 69%. The decreased net loss is due to the gain on sale of GeneWize of $759,054.

Comparative Pro-forma Results for three months ended March 31, 2012

	Excluding GeneWize	As Reported, including GeneWize through February 10, 2012
Revenues	$421,075	$771,664
Gross Profit	93,075	433,461
Net Operating Loss	(693,896)	(788,468)
Net Loss	(32,444)	(105,673)

LIQUIDITY AND CAPITAL RESOURCES

For the three months ended March 31, 2012, the Company’s primary liquidity requirements have been the funding of its corporate overhead, including the payment of staff compensation, operating expenses and accounts payable. In addition the Company expended resources toward tenant improvements for new facilities.

Cash and cash equivalents at March 31, 2012 amounted to $635,540 as compared to $740,769 at December 31, 2011, a decrease of $105,229. During the first three months of 2012, the Company’s operating activities utilized $464,468 as compared to $558,727 for the first three months of 2011, a decrease of $74,259. This decrease in cash and cash equivalents is primarily related to receipt of funds related to the licensing agreements related to the sale of GeneWize, offset by cash utilized during these periods to fund the Company’s operating losses.

Investing activities provided $359,239 in proceeds for the three month period ended March 31, 2012 as compared to $1,690 in use of funds for the three month period ended March 31, 2011, an increase of $360,929. The increase in funds from financing activities was primarily due to the receipt of funds for the sale of GeneWize, offset by increases in long-term notes receivable related to the sale. Financing activities provided no funds during the three months ended March 31, 2012 as compared to providing $338,191 in the three months ended March 31, 2011 primarily from sales of restricted common stock, less costs associated with such offerings.

The Company will require approximately $1,500,000 of additional funds to further implement its sales and marketing strategy, enhancements to manufacturing, for research and development and for other working capital needs. If the Company is not able to secure such additional required funding, it will continue to realize negative cash flow and losses and may not be able to continue operations.

Financial Condition

Assets of the Company decreased from $2,779,665 at December 31, 2011 to $2,653,713 at March 31, 2012, a decrease of $125,952. This decrease was primarily due to decreases in accounts receivable and property, plant and equipment due to the sale of GeneWize offset by increases in long-term receivables and deferred sales incentives related to the sale of GeneWize.

Liabilities decreased from $4,260,658 at December 31, 2011 to $4,126,991 March 31, 2012, a decrease of $133,667. The decrease is attributable to liabilities assumed by the purchaser of GeneWize offset by increases in deferred license fees related to the licensing of GeneWize sales. The $977,920 amount of convertible promissory notes payable reflected on the March 31, 2012 balance sheet is net of debt issuance costs and stock conversion discounts amounting to $272,080. As of March 31, 2012, $1,250,000 principal amount of convertible secured promissory notes were outstanding.

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

In March 2011, we received interrogatories and a request to produce documents from the FTC as part of its investigation into unnamed persons engaged directly or indirectly in the advertising or marketing of dietary supplements, foods, drugs, devices, or any other product or service intended to provide a health benefit or to affect the structure or function of the body.   We believe that this request is related to the July 2010 GAO report referenced above.  We have expended significant resources since 2011 in an attempt to comply with this request and continue to do so.

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

Disclosure Controls and Procedures

The Company’s Chief Executive Officer and the Chef Financial Officer have concluded, based on an evaluation of the Company’s disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)), that such disclosure controls and procedures were effective as of the end of the period covered by this report.

Changes in Internal Control Over Financial Reporting

There has been no change in the Company’s internal control over financial reporting during the three months ended March 31, 2012 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

Item 3	DEFAULTS UPON SENIOR SECURITIES

None.

Item 4	(REMOVED AND RESERVED)

Item 5	OTHER INFORMATION

Not applicable.

EXHIBITS

Item 6

Exhibit No.	Description

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* * * * * *

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GENELINK, INC.

(Registrant)

Date: May 21, 2011	By:	s/ Bernard L. Kasten, Jr., M.D.
Bernard L. Kasten, Jr., M.D., Chief Executive
Officer and Principal Financial Officer

