Form 10-Q
period 2012-06-30
GENELINK INC
filed 2012-08-14
CIK 941020

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to ______

Commission File No. 000-30518

GENELINK, INC.

(Exact name of registrant specified in its charter)

PENNSYLVANIA	23-2795613
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

8240 Exchange Drive Suite C1 Orlando, Florida	32809 (Zip Code)
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

Large accelerated filer ☐ Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Accelerated filer ☐ Smaller reporting company ☒

Indicated by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Number of Shares of Common Stock Outstanding on August 14, 2012	205,952,081

PART I. FINANCIAL INFORMATION

		Page
ITEM 1	Financial Statements.

	Condensed Consolidated Balance Sheets at June 30, 2012 (unaudited) and December 31, 2011	3-4

	Condensed Consolidated Statements of Operations for the three months and six months ended June 30, 2012 and 2011(unaudited)	5

	Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2012 and 2011(unaudited)	6

	Notes to Condensed Consolidated Financial Statements	7-15

GENELINK, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

ASSETS

	June 30, 2012	December 31, 2011
CURRENT ASSETS
Cash and cash equivalents	$65,977	$740,769
Accounts Receivable	182,835	235,458
Inventory	619,207	562,191
Prepaid Expenses	123,976	244,248
Current portion of prepaid sales incentives	76,667	76,667

Total Current Assets	1,068,662	1,859,333

Property, plant and equipment	292,029	167,812
Prepaid Sales Incentives	352,665	383,333
Intangible Assets	213,495	235,587
Loan Costs, net of accumulated amortization of $130,799 and $108,544	82,001	104,257
Receivable from sale of subsidiary	95,458	-
Other Assets	19,812	29,343
Total Assets	$2,124,122	$2,779,665

See Notes to Condensed Consolidated Financial Statements

GENELINK, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

LIABILITIES AND STOCKHOLDERS’ DEFICIT

	June 30, 2012	December 31, 2011

CURRENT LIABILITIES

Accounts payable	$1,113,195	$1,370,849
Accrued interest	386,191	304,457
Accrued compensation	50,594	94,188
Other accrued expenses	307,106	103,370
Deferred revenue	99,955	208,279
Current portion of deferred license fees	150,000	-
Advances from Purchaser	-	204,500
Due to shareholder	10,000	10,000

Total current liabilities	2,117,041	2,295,643

Non-refundable advance deposit	737,835	750,000
Deferred revenue – license fees	537,500	250,000
Convertible notes payable, net of discounts	1,025,854	965,015
Total liabilities	4,418,230	4,260,658

STOCKHOLDERS’ DEFICIT
Common stock, par value $0.01 per share; authorized 350,000,000 shares; issued: 209,470,300 and 204,944,485 shares; outstanding: 205,110,712 and 200,585,326 shares	2,094,704	2,049,448
Additional paid in capital	21,792,041	21,582,109
Accumulated deficit	(25,628,618)	(24,560,315)
Treasury stock, 4,359,159 shares, at cost	(552,235)	(552,235)
Total stockholders’ deficit	(2,294,108)	(1,480,993)
Total liabilities and stockholders’ deficit	$2,124,122	$2,779,665

See Notes to Condensed Consolidated Financial Statements

GENELINK, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For The Three Months Ended June 30, 2012	For The Three Months Ended June 30, 2011 (As Restated, see Note 3)	For The Six Months Ended June 30, 2012	For The Six Months Ended June 30, 2011 (As restated, see Note 3)

REVENUE	$526,923	$1,332,927	$1,298,587	$2,733,114
COST OF GOODS SOLD	388,503	465,191	726,706	965,599
GROSS PROFIT	138,420	867,736	571,881	1,767,515

EXPENSES
Selling, general and administrative	820,589	1,583,080	2,001,796	2,961,696
Research and development	61,488	7,589	77,925	16,613
Amortization and depreciation	22,076	35,539	46,361	73,276
	904,153	1,626,208	2,126,082	3,051,585

OPERATING LOSS	(765,733)	(758,472)	(1,554,201)	(1,284,070)

OTHER INCOME (EXPENSE)
Interest expense	(88,044)	(66,927)	(165,108)	(133,860)
Interest income	315	101	1,120	409
(Loss)/Gain on sale of subsidiary	(90,000)	-	669,054	-
Loss on disposal of assets	(19,168)	-	(19,168)	-
	(196,897)	(66,826)	485,898	(133,451)

NET LOSS	$(962,630)	$(825,298)	$(1,068,303)	$(1,417,521)

NET LOSS PER SHARE, BASIC AND DILUTED	$(0.01)	$(0.01)	$(0.01)	$(0.01)

Weighted average common shares and diluted potential common shares	202,922,021	169,608,641	202,922,021	160,704,382

See Notes to Condensed Consolidated Financial Statements

GENELINK, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2012	2011 (As restated, see Note 3)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,068,303)	$(1,417,521)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization:
Included in cost of goods sold	5,257	-
Included in other operating expenses	46,361	73,276
Amortization of debt discounts	83,096	77,713
Common stock issued for services	74,261	27,000
Stock-based compensation	97,525	220,660
Amortization of fees and incentives	18,503	-
Gain on sale of subsidiary	(669,054)	-
Loss on disposal of fixed asset	19,168
Changes in assets and liabilities:
Accounts receivable	(179,659)	41,257
Inventory	(54,849)	(177,716)
Prepaid expenses	55,118	(81,325)
Other assets	9,500	31,330
Accounts payable and accrued expenses	135,632	242,438
Accrued compensation	12,115	(80,440)
Deferred revenue	(1,598)	(41,139)
Deferred revenues – license fees	437,500	-

Net cash used in operating activities	(979,427)	(1,084,467)
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(221,979)	(2,740)
Proceeds from sale of subsidiary	539,272	-
Long-term receivable related to sale of subsidiary	(164,358)	-
Collections on receivable from sale of subsidiary	68,900	-

Net cash provided (used) in investing activities	221,835	(2,740)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock and warrants, net	82,800	1,031,780
Principal payments on note	-	(25,942)

Net cash provided by financing activities	82,800	1,005,838

NET DECREASE IN CASH AND CASH EQUIVALENTS	(674,792)	(81,369)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	740,769	429,299

CASH AND CASH EQUIVALENTS, END OF PERIOD	$65,977	$347,930

SUPPLEMENTARY DISCLOSURES OF CASH FLOW INFORMATION
Cash payments for interest	$279	$3,696
Stock warrants issued for fundraising	$9,000	-

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

These unaudited financial statements should be read in conjunction with the Company’s audited financial statements and footnotes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 filed with the Securities and Exchange Commission (SEC). The results of operations for the three month and six month periods ended June 30, 2012 are not necessarily indicative of the results that may be expected for the entire year ending December 31, 2012 or for any future period.

Note 1. Organization

The Company is a genetics-based, personal healthcare firm that has developed DNA assessments measuring personal DNA variations that can have a significant impact on overall wellness of an individual client or customer. These small differences in DNA, called SNP’s (“snips”) can indicate disadvantaged genes that may not performing properly and can be linked to pre-dispositions to aging and other wellness issues. GeneLink scientists use the DNA assessments information on each client and then formulate products to address their clients DNA functionality issues. As discussed further in Note 4, the Company divested its interest in GeneWize effective February 10, 2012 as part of a strategic realignment of its business to offer its products through third-party market partners, and to refocus efforts on research, development and manufacturing of custom products for those market partners.

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

Cash and cash equivalents:

Highly liquid instruments purchased with a maturity of three months or less are considered to be cash equivalents. At times, cash and cash equivalents may exceed federally insured limits. The Company has not experienced any losses on such accounts. All non-interest bearing cash balances were fully insured at June 30, 2012 due to a temporary federal program in effect from December 31, 2010 through December 31, 2012. Under the program, there is no limit to the amount of insurance for eligible accounts. Beginning 2013, insurance coverage will revert to $250,000 per depositor at each financial institution, and the Company's non-interest bearing cash balances may again exceed federally insured limits. The Company had no interest-bearing amounts on deposit in excess of federally insured limits at June 30, 2012.

Accounts Receivable:

Accounts receivable include amounts due from customers and credit card service partners of which the majority represent reserves for potential charge-backs. As of June 30, 2012 and December 31, 2011, the Company has not recorded an allowance for doubtful accounts as management believes all amounts are collectible.

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

Long lived assets:

The Company reviews its long-lived assets and certain identifiable intangibles for impairment whenever events or changes indicate that the carrying amount of an asset may not be recoverable. An impairment loss would be recognized when estimated future cash flows expected to result from the use of an asset and its eventual disposition is less than its carrying amount. The Company has not identified an impairment of any such assets for the year ended December 31, 2011. In the three months ended June 30, 2012, certain pending patents were abandoned and amounts capitalized for the patents were expensed.

Revenue recognition:

Revenue is recognized when there is persuasive evidence of an arrangement, delivery has occurred and title and risk of loss have transferred to the customer, the sales price is determinable and collectability is reasonably assured, generally upon shipment of product.

For retail sales to consumers, revenue is reduced for refunds on certain products during the trial period which is the first 60 days after the initial order is shipped. The Company records a reserve for refunds based on historical refunds provided to customers which is recorded as a reduction of revenue and is included in accrued expenses on the accompanying balance sheet. The Company receives advance payments from retail customers on products ordered which is recorded as deferred revenue until shipment occurs.

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

Advertising

The Company expenses advertising when incurred. Advertising expense was $30,126 and $17,672 for the six months ended June 30, 2012 and 2011, respectively.

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

	Assumptions for Awards Granted for the Six Months Ended June 30,
	2012	2011
Expected volatility	180%	146-203%
Risk-free interest rate	4.5%	4.5%
Expected dividend yield	0%	0%

The Company granted 735,000 and 4,500,000 options during the six months ended June 30, 2012 and June 30, 2011, respectively.

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

The following common stock equivalents are excluded from the loss per share calculation as their effect would have been antidilutive:

	Six Months Ended June 30,
	2012	2011

Options	20,255,833	19,232,833
Warrants	22,577,458	12,793,458
Debt conversion shares	1,875,000	1,875,000

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

The Company identifies and evaluates uncertain tax positions, if any, and recognizes the impact of uncertain tax positions for which there is more-likely-than-not probability of the position being upheld when reviewed by the relevant taxing authority. Such positions are deemed to be unrecognized tax benefits and a corresponding liability is established on the balance sheet. The Company has not recognized a liability for uncertain tax positions. If there were an unrecognized tax benefit, the Company would recognize interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. The Company’s remaining open tax years subject to examination by the Internal Revenue Service include the years ended December 31, 2009 through December 31, 2011.

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of June 30, 2012.

The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments. These financial instruments include cash, accounts receivable, and accounts payable and accrued expenses. The fair value of the Company’s convertible notes payable approximate their carrying value based upon current rates available to the Company.

During 2011, the Company issued warrants in connection with a license and distribution agreement (see Note 4) and engaged a third party to complete a valuation of those warrants which were recorded as Prepaid Sales Incentive on the accompanying balance sheet. The valuation was completed using Level 2 inputs.

Note 3: 2011 Restatement

The accompanying financial statements for the interim periods ended June 30, 2011 were restated for the following reasons:

Adjustments

•	The Company determined that the amortization of the loan costs, warrant discount and BCF discount related to the convertible debt was improperly recorded and interest expense was understated by $24,811 in the three months ended June 30, 2011 and $49,621 for the six months ended June 30, 2011. These adjustments were related to the previously disclosed restatement of loan costs, warrant discounts and beneficial conversion feature discounts at December 31, 2010.

•	The Company determined that depreciation expense was understated by $5,000 and amortization expense was overstated by $6,933 in the three months ended June 30, 2011 and that depreciation expense was understated by $10,000 and amortization expense was overstated by $13,866 in the six months ended June 30, 2011.

Reclassifications:

•	The Company improperly presented depreciation and amortization of $36,585 as other income (expense) during the three months ended June 30, 2011 which has been reclassified to operating expenses and increased the operating loss. For the six months ended June 30,2011 $75,279 of depreciation and amortization expense was reclassified to operating expenses and increased the operating loss.

The following table summarizes the impact of the adjustments and restatements for the periods ended June 30, 2011:

Statements of Operations

Three Months and Six Months ended June 30, 2011 (Unaudited)

	As Previously
	Reported	Adjustments	Reclassification	As Restated
Operating Loss:
Three Months ended June 30, 2011	$(722,832)	$1,046	$(36,686)	$(758,472)
Six Months ended June 30, 2011	(1,210,883)	2,092	(75,279)	(1,284,070)
Interest Expense:
Three Months ended June 30, 2011	42,116	24,811	-	66,927
Six Months ended June 30, 2011	83,741	49,621	-	133,860
Net Loss:
Three Months ended June 30, 2011	(801,533)	(23,765)	-	(825,298)
Six Months ended June 30, 2011	(1,369,992)	(47,529)	-	(1,417,521)
Earnings per share
Three Months ended June 30, 2011	(0.01)	(0.00)	-	(0.01)
Six Months ended June 30, 2011	$(0.01)	(0.00)	-	$(0.01)

Note 4: Sale of GeneWize

On October 13, 2011, the Company entered into a Stock Purchase Agreement (the “Stock Purchase Agreement”) with Capsalus Corp. (“Capsalus”), pursuant to which the Company agreed to sell 100% of the stock of its wholly-owned subsidiary, GeneWize Life Sciences, Inc. (“GeneWize”). The Stock Purchase Agreement provided for a purchase price of $500,000 payable at the closing, plus an earn-out of between $1.5 million and $4.5 million, subject to the performance of GeneWize after the closing. The earn-out amount is calculated as the greater of $25,000 per month or 10% to 15% of GeneWize monthly gross revenues, payable monthly through April, 2017. The effective date of the closing was February 10, 2012, the date final documents were completed following approval of the transaction by the shareholders of GeneLink. Due to continuing involvement with GeneWize subsequent to the sale, this transaction was not accounted for as a discontinued operation.

GeneLink recorded a gain on sale of subsidiary as of February 10, 2012. Consideration for the sale included the $500,000 cash received from Capsalus and an additional $39,272 for working capital. Additional consideration included the earn-out amount which was valued at $164,358, the Company’s estimate of net present value of probable cash collections under the agreement. The total consideration of $703,630 was offset by net liabilities and related costs of sale resulting in a gain on sale of $759,054. In the second quarter of 2012, a review of working capital calculations resulted in a correction of an error in the estimate of working capital of $90,000, decreasing the final gain on sale to $669,054.

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

On October 13, 2011, GeneLink entered into a License and Distribution Agreement (the “LDA”) with Gene Elite LLC (“Gene Elite”) which expires in 2017 with successive five-year renewal options provided Gene Elite meets sales and performance criteria. Pursuant to the LDA, GeneLink granted Gene Elite the exclusive right to sell certain skin care and nutrition products in the direct sales, multi- level marketing (MLM) and athletic formula channels. Pursuant to the LDA, the Company received $1,500,000 in license fees, of which $1,000,000 (the “Up-front fee”) was received during 2011 and $500,000 was received on February 10, 2012, the closing date of the sale of GeneWize. The LDA provides for $750,000 of the Up-front fee as a Nonrefundable Advance Deposit which accrues interest at 4% per year and will be paid through product credits or issuance of common stock at market price, at the discretion of Gene Elite. The remaining $750,000 of the license fees was recorded as “Deferred Revenue - License Fees” on the accompanying balance sheet, which will be recognized over the term of the LDA beginning on February 10, 2012.

In connection with the LDA, GeneLink and Gene Elite entered into a Warrant Purchase Agreement dated October 13, 2011 pursuant to which GeneLink granted Gene Elite warrants to purchase (i) 6,000,000 shares of common stock of GeneLink at an exercise price of $0.10 per share and (ii) 2,000,000 shares of common stock of GeneLink at an exercise price of $0.45 per share (collectively, the “non-performance warrants”). In addition, and, subject to certain performance requirements being satisfied, Gene Elite was granted warrants to purchase 6,000,000 shares of common stock of GeneLink at an exercise price of $0.20 per share (the “performance warrants”). The 8,000,000 shares underlying the non-performance warrants, valued at $460,000 at issue date, are accounted for as “Prepaid Sales Incentives” on the accompanying balance sheet and will be amortized over the life of the licensing agreement. The non-performance warrants were valued using a Binomial Lattice Option Valuation Technique (“Binomial”) and the following assumptions:

Fair market value of asset	$0.06
Exercise price	$0.10 - .0.45
Expected life	5.0 Years
Equivalent volatility	164%
Expected dividend yield	0%
Risk-free rate	4.5%

The issuance date of the performance warrants was the date of closing, February 10, 2012, and management currently does not expect the performance warrants to be earned.

On February 10, 2012, GeneLink, Gene Elite and GeneWize entered into a sub-licensing and distribution agreement (SLDA) which grants GeneWize the exclusive rights contained in the LDA to market and sell certain skin care and nutrition products in the direct sales, multi- level marketing (MLM) and athletic formula channels. The term of the SLDA is concurrent with the term of the LDA including the successive renewal options granted under the LDA.

Note 5: Stockholder’s Equity

During the three months ended June 30, 2012, the Company sold 3,000,000 shares of restricted Common Stock of the Company at an exercise price of $0.03 per share pursuant to a Confidential Private Offering Memorandum, and received an aggregate gross amount of $90,000.

In connection with the above offering, the Company incurred a total of $7,200 in placement fees and expenses and issued warrants to acquire 300,000 shares of Common Stock at an exercise price of $0.03 per share to First Equity Capital Securities, Inc., as placement agent, in connection with the sale of these units.

Kenneth R. Levine, a holder of more than five percent of the equity securities of the Company, a member of the Company’s Scientific Advisory Board, and an advisor to the Company’s board of directors, is an officer and owner of First Equity Capital Securities, Inc. First Equity has been engaged by the Company to advise and support the Board and the Company with regard to numerous issues, including but not limited to, strategic business development, financial and operating issues, and legal relationships. First Equity is currently entitled to receive a stipend of $5,000 per month for such services. Kenneth R. Levine, a holder of more than five percent of the equity securities of the Company, is the President and owner of First Equity. First Equity has been engaged by the Company to perform investment banking services since 2003, including capital formation, for which First Equity has, from time to time, acted as a Placement Agent for compensation. Mr. Levine attends Board of Directors and Audit Committee meetings of the Company as a non-voting participant and is a member of the Company’s Scientific Advisory Board. First Equity was compensated in the amount of $80,000 for services provided to the Company in relation to the Company’s transactions in relation to the sale of GeneWize and the development of various licenses and agreements related thereto.

Note 6: Related Parties

Consulting Fees

The Company entered into a consulting agreement with a shareholder and officer of the Company for scientific advisory services. The agreement provides for annual payments of $30,000, payable $2,500 per month. As of June 30, 2012 and December 31, 2011, amounts due the officer were $2,500 and $2,500, respectively, and are included in accounts payable on the accompanying balance sheets. Since 2008, the Company has maintained a consulting agreement with First Equity Capital Securities, to provide advisory and other services. The agreement provides for annual payments of $60,000, payable in the amount of $5,000 per month. On March 2, 2012, First Equity converted all amounts then owed under this agreement to 1,487,220 shares of restricted common stock. At June 30, 2012 accounts payable included $15,000 for amounts due to First Equity under this agreement.

Due from Shareholder

A shareholder advanced the Company $10,000 which was due as of June 30, 2012. Such advance does not bear interest and is due upon demand.

Note 7. Contingencies

Marketing and advertising practices in the dietary supplement and skin care areas are subject to Federal Trade Commission (FTC) regulation. Enforcement actions have been undertaken by the FTC against companies alleged to have made false and misleading marketing statements. The FTC actions have resulted in consent decrees and required monetary payments by the involved parties. The Company believes that it currently is in compliance with all relevant FTC regulations. New regulations may be promulgated as a result of new legislation or by changing enforcement policy in any of the relevant regulatory agencies.

In March 2011, the Company received a Civil Investigative Demand (“CID”) consisting of interrogatories and a request to produce documents from the FTC as part of its investigation into unnamed persons engaged directly or indirectly in the advertising or marketing of dietary supplements, foods, drugs, devices, or any other product or service intended to provide a health benefit or to affect the structure or function of the body. The Company expended significant resources in 2011 and into 2012 in an attempt to comply with this request.

By letter dated June 14, 2012, the staff of the FTC (the “staff”) informed the Company that it had completed its review of materials submitted in response to the CID and that, based thereon, the FTC staff has concluded that the Company had violated Sections 5 and 12 of the Federal Trade Commission Act, 15 U.S.C. Sections 45 and 52, in connection with the advertising, marketing and sale of its DNA Assessments and genetically customized nutritional supplements and skin repair serum products. In addition, the staff informed the Company that the staff had concluded that the Company has violated Section 5 of the Federal Trade Commission Act in connection with its failure to provide reasonable and appropriate security for personal information.

The Company does not agree with the conclusions of the staff. Via the June 14, 2012 letter, the staff offered the Company the opportunity to negotiate a consent order to resolve these alleged violations and the Company intends to do so. There is no guarantee that this negotiation will be resolved on terms acceptable to the Company. The resolution of this matter may involve limitations of GeneLink’s ability to operate, including but not limited to restrictions on the Company’s marketing claims and practices or even restrictions on the Company’s ability to do business. Such resolution could also include monetary relief, including but not limited to a fine and/or economic redress.

Note 8. Going Concern and Management’s Plans

The Company has incurred recurring operating losses since inception including a loss of $1,554,201 in the six months ending June 30, 2012 and had an accumulated deficit at June 30, 2012 of $25,628,618. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

The Company's ability to continue as a going concern is dependent upon the achievement of its marketing plans to enhance sales and its ability to raise capital. Management continues to work with existing market partners as well as pursuing additional distribution opportunities. Management also believes it has the opportunities before it to increase sales which will provide a foundation for raising additional capital. The Company’s financial statements have been prepared on the basis that it is a going concern, which assumes continuity of operations and the realization of assets and satisfaction of liabilities in the ordinary course of business. The financial statements do not include any adjustments that might result if the Company was forced to discontinue its operations.

Note 9. Subsequent Events

From July 1, 2012 through the date of this filing, the Company sold an additional 14,500,000 shares of restricted Common Stock of the Company at an exercise price of $0.03 per share pursuant to a Confidential Private Offering Memorandum, and received an aggregate amount of $435,000.

On July 13, 2012, the employment of the Company’s Chief Financial Officer of the Company, John Webb, was terminated along with two other senior managers. An interim Chief Financial Officer, Susan Hunt, was appointed on July 13, 2012. In addition, the Company retained the consulting services of Laura Christian as an operations consultant to assist with transition at a monthly cost of $5,000.

In September 2009, the Company brought action against two prior law firms in New Jersey Superior Court, alleging that their failure to timely provide legal services and make or authorize required filings caused the Company to lose valuable Japanese and U.S. patent rights. In March 2010, the Company voluntarily dismissed one of the law firms from the action. In August 2010, the remaining law firm filed a counterclaim for alleged unpaid legal fees owed to it by the Company. The defendant attempted to remove the matter to U.S. District Court, but in it was remanded back to the New Jersey Superior Court. The defendant appealed the remand decision, but in 2012 the Federal Circuit dismissed the defendants appeal. In July 2012 the parties have agreed to mutually dismiss all claims against each other with prejudice.

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

Operating results for the six- month period ended June 30, 2012 are not necessarily indicative of the results that may be expected for the full fiscal year.

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

OVERVIEW

In the first half of 2012, the Company continued as a leading solution provider in the genetically customized nutritional and personal care marketplace. On February 10, 2012, the Company completed its divestiture of direct selling subsidiary GeneWize to Capsalus Corp. From January 1, 2012 until February 10, 2012, GeneWize operated under Capsalus management and GeneLink ownership. As of June 30, 2012 GeneWize continued as a distributor of the Company’s products under its new ownership. Revenues declined, in part as GeneWize retail revenues were only includable through February 10, 2012. For the balance of the quarter and six month period ended June 30, 2012, revenues are recognized by GeneLink as wholesale provider. More details are provided below in Results of Operations.

Results of Operations

COMPARISON OF THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2012 AND 2011

Revenues. Total revenues for the three months ended June 30, 2012 was $526,923 as compared to $1,332,927 for the three months ended June 30, 2011, a 60% decrease. For the six months ended June 30, 2012 total revenue was $1,298,587 as compared to $2,733,114 for the six months ended June 30, 2011, a decrease of $1,434,527 or 52%. The drop is attributable to transition from retail to wholesale revenues for the period February 11, 2012 to June 30, 2012 resulting from the sale of GeneWize and a reduction in new affiliate enrollments by GeneWize prior to the sale of GeneWize.

Gross Profit. Gross profit decreased from $867,736 and $1,767,515 for the three and six months ended June 30, 2011, respectively, to $138,420 and $571,881 for the three and six months ended June 30, 2012. Gross profit margin decreased from 65.1% and 64.6% for the three months and six months ended June 30, 2011, respectively, to 26% and 44% for the three months and six months ended June 30, 2012, respectively. Gross profit margins decreased due to a transition from retail to wholesale revenues during the period after the sale of GeneWize was finalized.

Expenses. Operating expenses for the three months ended June 30, 2012 were $904,153 as compared to $1,626,208 for the three months ended June 30, 2011, a decrease of $722,055 or 44%. For the six months ended June 30, 2012 operating expenses were $2,126,082 as compared to $3,051,585 for the six months ended June 30, 2011, a decrease of $925,503 or 30%. The decrease in expenses for the three months and six months ended June 30, 2012 primarily resulted primarily from the elimination of commission expenses attributable to the sale of GeneWize. Savings were offset by increased legal expenses required for regulatory compliance with the FTC inquiry noted in Recent Regulatory Developments section set forth below. No sales commission expense were paid to sales affiliates in the three months ended June 30, 2012 and $146,551 was paid for the six months ended June 30, 2012, as compared to $423,163 for the three months ended June 30, 2011 and $920,346 for the six months ended June 30, 2011. Such commission expense represented 32% of Company revenues for the three months ended June 30, 2011 and 11% and 34% of Company revenues for the six months ended June 30, 2012 and 2011, respectively. Additional legal costs related to regulatory compliance totaled approximately $97,165 and 171,060 in the three months ended June 30, 2012 and June 30, 2011, respectively and $237,168 and $177,824 in the six months ended June 30, 2012 and June 30, 2011, respectively.

Operating Losses. The Company incurred an operating loss of $765,733 for the three months ended June 30, 2012, as compared to an operating loss of $758,472 for the three months ended June 30, 2011, an increase of $7,261, resulting largely from reduced affiliate commissions offset by increased legal fees. The Company incurred an operating loss of $1,554,201 for the six months ended June 30, 2012, as compared to an operating loss of $1,284,070 for the six months ended June 30, 2011, an increase of $270,131. The operating loss for the three months and six months ended June 30, 2012 includes $38,525 and $97,525, respectively, of non-cash expenses related to stock and option grants that were issued during such quarter or that vested from prior periods. The loss for the three months and six months ended June 30, 2011 includes $158,330 and $220,660, respectively, of non-cash expenses related to stock and option grants that were issued during such quarter or that vested from prior periods

Net Losses. The Company incurred a net loss of $962,630 for the three months ended June 30, 2012 as compared to a net loss of $825,298 for the three months ended June 30, 2011, an increase of $137,332 or 17%. For the six months ended June 30, 2012 the Company incurred a net loss of $1,068,303 as compared to a net loss of $1,417,521 in the six months ended June 30, 2011. The decreased net loss is due to the gain on sale of GeneWize of $669,054 offset by increased legal expenses.

Comparative Pro-forma Results for six months ended June 30, 2012

	Pro- Forma, Excluding GeneWize	As Reported, including GeneWize through February 10, 2012
Revenues	$778,489	$1,298,587
Gross Profit	221,564	571,950
Net Operating Loss	(1,477,972)	(1,524,981)
Net Loss	(992,074)	(1,039,082)

LIQUIDITY AND CAPITAL RESOURCES

For the six months ended June 30, 2012, the Company’s primary liquidity requirements have been the funding of its corporate overhead, including the payment of staff compensation, operating expenses and accounts payable, as well as the funding of legal expenses required for regulatory compliance with the FTC inquiry noted in Recent Regulatory Developments section set forth below. In addition the Company expended resources toward tenant improvements for new facilities and implementation of in-house manufacturing.

Cash and cash equivalents at June 30, 2012 amounted to $65,977 as compared to $740,769 at December 31, 2011, a decrease of $674,792. During the first six months of 2012, the Company’s operating activities utilized $979,427 as compared to $1,084,467 for the first six months of 2011, a decrease of $105,040. This decrease in use of funds for operating activities is primarily related to receipt of funds related to the licensing agreements related to the sale of GeneWize, offset by cash utilized during these periods to fund the Company’s operating losses.

Investing activities provided $221,835 in proceeds for the six month period ended June 30, 2012 as compared to $2,740 in use of funds for the six month period ended June 30, 2011, an increase of $224,575. The increase in funds from financing activities was primarily due to the receipt of funds for the sale of GeneWize, offset by increases in long-term notes receivable related to the sale and capital expenditures related to the implementation of manufacturing in-house. Financing activities provided $82,800 in funds during the six months ended June 30, 2012 as compared to providing $1,005,838 in the six months ended June 30, 2011 primarily from sales of restricted common stock, less costs associated with such offerings.

The Company will require approximately $1,500,000 of additional funds in 2012 to further implement its sales and marketing strategy, enhancements to manufacturing, for research and development and for other working capital needs. If the Company is not able to secure such additional required funding, it will continue to realize negative cash flow and losses and may not be able to continue operations.

Financial Condition

Assets of the Company decreased from $2,779,665 at December 31, 2011, to $2,124,122 at June 30, 2012, a decrease of $655,543. This decrease was primarily due to decreases in accounts receivable and property, plant and equipment due to the sale of GeneWize offset by increases in long-term receivables and deferred sales incentives related to the sale of GeneWize.

Liabilities increased from $4,260,658 at December 31, 2011 to $4,418,230 June 30, 2012, an increase of $157,572. The increase is attributable to increases in deferred license fees related to the licensing of GeneWize sales partially offset by the assumption of GeneWize liabilities by the purchaser. The $1,025,854 amount of convertible promissory notes payable reflected on the June 30, 2012 balance sheet is net of debt issuance costs and stock conversion discounts amounting to $224,146. As of June 30, 2012, $1,250,000 principal amount of convertible secured promissory notes were outstanding.

RECENT REGULATORY DEVELOPMENTS

Marketing and advertising practices in the dietary supplement and skin care areas are subject to Federal Trade Commission (FTC) regulation. Enforcement actions have been undertaken by the FTC against companies alleged to have made false and misleading marketing statements. The FTC actions have resulted in consent decrees and required monetary payments by the involved parties. The Company believes that it currently is in compliance with all relevant FTC regulations. New regulations may be promulgated as a result of new legislation or by changing enforcement policy in any of the relevant regulatory agencies. The Company endeavors to proactively anticipate changes in the regulatory environment and to maintain appropriate compliance.

In March 2011, the Company received a Civil Investigative Demand (“CID”) consisting of interrogatories and a request to produce documents from the FTC as part of its investigation into unnamed persons engaged directly or indirectly in the advertising or marketing of dietary supplements, foods, drugs, devices, or any other product or service intended to provide a health benefit or to affect the structure or function of the body. The Company expended significant resources in 2011 and into 2012 in an attempt to comply with this request.

By letter dated June 14, 2012, the staff of the FTC (the “staff”) informed the Company that it had completed its review of materials submitted in response to the CID and that, based thereon, the FTC staff has concluded that the Company had violated Sections 5 and 12 of the Federal Trade Commission Act, 15 U.S.C. Sections 45 and 52, in connection with the advertising, marketing and sale of its DNA Assessments and genetically customized nutritional supplements and skin repair serum products. In addition, the staff informed us that the staff had concluded that the Company has violated Section 5 of the Federal Trade Commission Act in connection with its failure to provide reasonable and appropriate security for personal information.

The Company does not agree with the conclusions of the staff. Via the June 14, 2012 letter, the staff offered the Company the opportunity to negotiate a consent order to resolve these alleged violations and the Company intends to do so. There is no guarantee that this negotiation will be resolved on terms acceptable to the Company. If the Company and the FTC cannot reach a consensual resolution, the FTC may commence an action, either administrative or judicial, in which the FTC could seek various remedies, including limitations on the Company’s business and/or financial redress.

The resolution of this matter may involve limitations of GeneLink’s ability to operate, including but not limited to restrictions on the Company’s marketing claims and practices or even restrictions on the Company’s ability to do business. Such resolution could also include monetary relief, including but not limited to a fine and/or economic redress.

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

Disclosure Controls and Procedures

The Company’s Chief Executive Officer and the Interim Chef Financial Officer have concluded, based on an evaluation of the Company’s disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)), that such disclosure controls and procedures were effective as of the end of the period covered by this report.

Changes in Internal Control Over Financial Reporting

There has been no change in the Company’s internal control over financial reporting during the three months ended June 30, 2012 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.	OTHER INFORMATION

Item 1

In September 2009, the Company brought action against two prior law firms in New Jersey Superior Court, alleging that their failure to timely provide legal services and make or authorize required filings caused the Company to lose valuable Japanese and U.S. patent rights. In March 2010, the Company voluntarily dismissed one of the law firms from the action. In August 2010, the remaining law firm filed a counterclaim for alleged unpaid legal fees owed to it by the Company. The defendant attempted to remove the matter to U.S. District Court, but in it was remanded back to the New Jersey Superior Court. The defendant appealed the remand decision, but in 2012 the Federal Circuit dismissed the defendants appeal. The parties have recently agreed to mutually dismiss all claims against each other with prejudice.

Item 2  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended June 30, 2012, the Company sold 3,000,000 shares of restricted Common Stock of the Company at an exercise price of $0.03 per share pursuant to a Confidential Private Offering Memorandum, and received an aggregate gross amount of $90,000 as described below

Date	$ of Investment	Number of Shares Issued	Number of Investors
6/24/2012	$90,000	3,000,000	1

In connection with the above offering, the Company incurred a total of $7,200 in placement fees and expenses and issued warrants to acquire 300,000 shares of Common Stock at an exercise price of $0.03 per share to First Equity Capital Securities, Inc., as placement agent, in connection with the sale of some of these units.

First Equity has been engaged by the Company to advise and support the Board and the Company with regard to numerous issues, including but not limited to, strategic business development, financial and operating issues, and legal relationships. First Equity is currently entitled to receive a stipend of $5,000 per month for such services. Kenneth R. Levine, a holder of more than five percent of the equity securities of the Company, is the President and owner of First Equity. First Equity has been engaged by the Company to perform investment banking services since 2003, including capital formation, for which First Equity has, from time to time, acted as a Placement Agent for compensation.  Mr. Levine attends Board of Directors and Audit Committee meetings of the Company as a non-voting participant and is a member of the Company’s Scientific Advisory Board. First Equity was compensated in the amount of $80,000 for services provided to the Company in relation to the Company’s transactions in relation to the sale of GeneWize and the development of various licenses and agreements related thereto.

Item 3.	DEFAULTS UPON SENIOR SECURITIES

None.

Item 4.	MINE SAFETY DISCLOSURES
Not applicable.

Item 5.	OTHER INFORMATION

Not applicable.

Item 6.	EXHIBITS

Exhibit No.	Description

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Interim Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of the Interim Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* * * * * *

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GENELINK, INC.

(Registrant)

Date: August 14, 2012	By:	s/ Bernard L. Kasten, Jr., M.D.
Bernard L. Kasten, Jr., M.D., Chief Executive Officer and Principal Financial Officer

