Form 10-Q
period 2012-09-30
GENELINK INC
filed 2012-11-14
CIK 941020

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

OR

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to ______

Commission File No. 000-30518

GENELINK, INC.
(Exact name of registrant specified in its charter)

PENNSYLVANIA	23-2795613
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

8250 Exchange Drive Suite 120 Orlando, Florida	32809 (Zip Code)
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

Number of Shares of Common Stock Outstanding on November 14, 2012	253,352,022

PART I. FINANCIAL INFORMATION

		Page
ITEM 1	Financial Statements.

	Condensed Consolidated Balance Sheets at September 30, 2012 (unaudited) and December 31, 2011	3-4

	Condensed Consolidated Statements of Operations for the three months and nine months ended September 30, 2012 and 2011(unaudited)	5

	Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2012 and 2011(unaudited)	6

	Notes to Condensed Consolidated Financial Statements	7-15

GENELINK, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

ASSETS

	September 30, 2012	December 31, 2011
CURRENT ASSETS
Cash and cash equivalents	$977,456	$740,769
Accounts Receivable	148,202	235,458
Inventory	426,700	562,191
Prepaid Expenses	155,953	244,248
Current portion of prepaid sales incentives	76,667	76,667

Total Current Assets	1,784,978	1,859,333
Property, plant and equipment	280,990	167,812
Prepaid Sales Incentives	329,664	383,333
Intangible Assets	212,227	235,587
Loan Costs, net of accumulated amortization of $142,316 and $108,544	70,485	104,257
Other Assets	19,814	29,343
Total Assets	$2,698,158	$2,779,665

See Notes to Condensed Consolidated Financial Statements

GENELINK, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

LIABILITIES AND STOCKHOLDERS’ DEFICIT

	September 30, 2012	December 31, 2011

CURRENT LIABILITIES
Accounts payable	$1,235,259	$1,370,849
Accrued interest	425,003	304,457
Accrued compensation	17,085	94,188
Other accrued expenses	132,157	103,370
Deferred stock subscriptions	1,250,000	-
Deferred revenue	86,455	208,279
Current portion of deferred license fees	150,000	-
Advances from Purchaser	-	204,500
Due to shareholder	10,000	10,000

Total current liabilities	3,305,959	2,295,643

Non-refundable advance deposit	731,533	750,000
Deferred revenue – license fees	500,000	250,000
Convertible notes payable, net of discounts	1,057,336	965,015
Total liabilities	5,594,828	4,260,658

SHAREHOLDERS’ DEFICIT
Common stock, par value $0.01 per share; authorized 350,000,000 shares; issued: 217,303,204 and 204,944,485 shares; outstanding: 212,944,045 and 200,585,326 shares	2,173,032	2,049,448
Additional paid in capital	22,085,537	21,582,109
Accumulated deficit	(26,603,004)	(24,560,315)
Treasury stock, 4,359,159 shares, at cost	(552,235)	(552,235)
Total shareholders’ deficit	(2,896,670)	(1,480,993)
Total liabilities and shareholders’ deficit	$2,698,158	$2,779,665

See Notes to Condensed Consolidated Financial Statements

GENELINK, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For The Three Months Ended September 30, 2012	For The Three Months Ended September 30, 2011 (As Restated, see Note 3)	For The Nine Months Ended September 30, 2012	For The Nine Months Ended September 30, 2011 (As restated, see Note 3)
REVENUE	$425,073	$1,069,760	$1,723,660	$3,802,874
COST OF GOODS SOLD	514,822	438,438	1,241,528	1,404,037
GROSS PROFIT (LOSS)	(89,749)	631,322	482,132	2,398,837

EXPENSES
Selling, general and administrative	723,698	1,468,074	2,725,494	4,429,770
Research and development	72,237	43,713	150,162	60,326
Amortization and depreciation	6,356	31,828	52,717	105,104
	802,291	1,543,615	2,928,373	4,595,200

OPERATING LOSS	(892,040)	(912,293)	(2,446,241)	(2,196,363)

OTHER INCOME (EXPENSE)
Interest expense	(82,437)	(66,157)	(247,545)	(200,017)
Interest income	91	456	1,212	865
Gain on sale of subsidiary	-	-	669,054	-
Loss on disposal of assets	-	-	(19,168)	-
	(82,346)	(65,701)	403,552	(199,152)
NET LOSS	$(974,386)	$(977,994)	$(2,042,689)	$(2,395,515)

NET LOSS PER SHARE, BASIC AND DILUTED	$(0.00)	$(0.01)	$(0.01)	$(0.01)

Weighted average common shares and diluted potential common shares	207,721,823	199,340,698	202,766,054	171,696,261

See Notes to Condensed Consolidated Financial Statements

GENELINK, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2012	2011 (As restated, see Note 3)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(2,042,689)	$(2,395,515)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization:
Included in cost of goods sold	21,589	-
Included in other operating expenses	52,717	105,104
Amortization of debt discounts	126,093	116,488
Common stock issued for services	74,862	27,000
Stock-based compensation	248,150	356,725
Amortization of fees and incentives	(64,798)	-
Gain on sale of subsidiary	(669,054)	-
Loss on disposal of fixed asset	19,168	-
Changes in assets and liabilities:
Accounts receivable	(145,026)	31,532
Inventory	137,658	(207,638)
Prepaid expenses	23,141	(168,225)
Other assets	9,529	(2,113)
Accounts payable and accrued expenses	126,008	62,892
Accrued compensation	(21,394)	(31,100)
Deferred revenue	(15,078)	(21,134)
Deferred revenues – license fees	500,000	-
Net cash used in operating activities	(1,619,124)	(2,125,984)
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(237,461)	(41,354)
Proceeds from sale of subsidiary	539,272	-
Long-term receivable related to sale of subsidiary	(164,358)	-
Collections on receivable from sale of subsidiary	164,358	-
Net cash provided (used) in investing activities	301,811	(41,354)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock and warrants, net	304,000	2,209,320
Proceeds from common stock subscriptions, pending acceptance	1,250,000
Principal payments on note	-	23,310
Net cash provided by financing activities	1,554,000	2,232,630

NET INCREASE IN CASH AND CASH EQUIVALENTS	236,687	65,292
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	740,769	429,299

CASH AND CASH EQUIVALENTS, END OF PERIOD	$977,456	$494,591

SUPPLEMENTARY DISCLOSURES OF CASH FLOW INFORMATION
Cash payments for interest	$909	-
Stock warrants issued for fundraising	$22,750	$156,385

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

These unaudited financial statements should be read in conjunction with the Company’s audited financial statements and footnotes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 filed with the Securities and Exchange Commission (SEC). The results of operations for the three month and nine month periods ended September 30, 2012 are not necessarily indicative of the results that may be expected for the entire year ending December 31, 2012 or for any future period.

Note 1.   Organization

The Company is a genetics-based, personal healthcare firm that has developed DNA assessments measuring personal DNA tendencies that can have a significant impact on overall wellness of an individual client or customer. These small differences in DNA, called SNPs (“snips”) can indicate genetic variants that may not be performing at optimal levels and can be linked to aging and other wellness issues. GeneLink scientists use the DNA assessments information on each client and then formulate products to optimize health and wellness within the normal ranges. As discussed further in Note 4, the Company divested its interest in GeneWize effective February 10, 2012 as part of a strategic realignment of its business to offer its products through third-party market partners, and to refocus efforts on research, development and manufacturing of custom products for those market partners.

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

Cash and cash equivalents:

Highly liquid instruments purchased with a maturity of three months or less are considered to be cash equivalents. At times, cash and cash equivalents may exceed federally insured limits. The Company has not experienced any losses on such accounts. All non-interest bearing cash balances were fully insured at September 30, 2012 due to a temporary federal program in effect from December 31, 2010 through December 31, 2012. Under the program, there is no limit to the amount of insurance for eligible accounts. Beginning 2013, insurance coverage will revert to $250,000 per depositor at each financial institution, and the Company's non-interest bearing cash balances may again exceed federally insured limits. The Company had no interest-bearing amounts on deposit in excess of federally insured limits at September 30, 2012.

Accounts Receivable:

Accounts receivable include amounts due from customers and credit card service partners of which the majority represent reserves for potential charge-backs. As of September 30, 2012 and December 31, 2011, the Company has not recorded an allowance for doubtful accounts as management believes all amounts are collectible.

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

Long lived assets:

The Company reviews its long-lived assets and certain identifiable intangibles for impairment whenever events or changes indicate that the carrying amount of an asset may not be recoverable. An impairment loss would be recognized when estimated future cash flows expected to result from the use of an asset and its eventual disposition is less than its carrying amount. The Company had not identified an impairment of any such assets for the year ended December 31, 2011. In the nine months ended September 30, 2012, certain pending patents were abandoned and amounts capitalized for the patents were expensed.

Revenue recognition:

Revenue is recognized when there is persuasive evidence of an arrangement, delivery has occurred and title and risk of loss have transferred to the customer, the sales price is determinable and collectability is reasonably assured, generally upon shipment of product.

For retail sales to consumers prior to the sale of Genewize in February, 2012, revenue is reduced for refunds on certain products during the trial period which is the first 60 days after the initial order is shipped. The Company recorded a reserve for refunds based on historical refunds provided to customers which is recorded as a reduction of revenue and is included in accrued expenses on the accompanying balance sheet. The Company received advance payments from retail customers on products ordered which is recorded as deferred revenue until shipment occurs.

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

Advertising

The Company expenses advertising when incurred. Advertising expense was $39,183 and $32,776 for the nine months ended September 30, 2012 and 2011, respectively.

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

	Assumptions for Awards Granted for the Nine Months Ended September 30,
	2012	2011
Expected volatility	180-182%	146-203%
Risk-free interest rate	4.50%	4.50%
Expected dividend yield	0%	0%
Exercise Price	0.02-0.06	0.08-0.10

The Company granted 3,060,000 and 4,900,000 options during the nine months ended September 30, 2012 and September 30, 2011, respectively. The total fair value of shares vested during the nine months ended September 30, 2012 and September 30, 2011 was $248,150 and $220,660 respectively.

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

The following common stock equivalents are excluded from the loss per share calculation as their effect would have been antidilutive:

	Nine Months Ended September 30,
	2012	2011
Options	22,180,833	19,632,833
Warrants	23,035,791	14,157,458
Debt conversion shares	16,482,083	15,232,083
Debt conversion warrants	1,875,000	1,875,000

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of September 30, 2012.

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

Note 3:   2011 Restatement

The accompanying financial statements for the interim periods ended September 30, 2011 were restated for the following reasons:

Adjustments

•	The Company determined that the amortization of the loan costs, warrant discount and BCF discount related to the convertible debt was improperly recorded and interest expense was understated by $24,810 in the three months ended September 30, 2011 and $74,431 for the nine months ended September 30, 2011. These adjustments were related to the previously disclosed restatement of loan costs, warrant discounts and beneficial conversion feature discounts at December 31, 2010.

Reclassifications:

•	The Company improperly presented depreciation and amortization of $33,330 as other income (expense) during the three months ended September 30, 2011 which has been reclassified to operating expenses and increased the operating loss. For the nine months ended September 30, 2011 $108,609 of depreciation and amortization expense was reclassified to operating expenses and increased the operating loss.

The following table summarizes the impact of the adjustments and restatements for the periods ended September 30, 2011:

Statements of Operations

Three Months and Nine Months ended September 30, 2011 (Unaudited)

	As Previously
	Reported	Adjustments	Reclassification	As Restated
Operating Loss:
Three Months ended September 30, 2011	$(880,009)	$1,046	$(33,330)	$(912,293)
Nine Months ended September 30, 2011	(2,090,892)	3,138	(108,609)	(2,196,363)
Interest Expense:
Three Months ended September 30, 2011	41,347	24,810	-	66,157
Nine Months ended September 30, 2011	125,088	74,431	498	200,017
Net Loss:
Three Months ended September 30, 2011	(954,230)	(23,764)	-	(977,994)
Nine Months ended September 30, 2011	(2,217,127)	(71,293)	-	(2,395,515)
Earnings per share:
Three Months ended September 30, 2011	(0.01)	(0.00)	-	(0.01)
Nine Months ended September 30, 2011	$(0.01)	$(0.00)	$-	$(0.01)

Note 4:  Sale of GeneWize

On October 13, 2011, the Company entered into a Stock Purchase Agreement (the “Stock Purchase Agreement”) with Capsalus Corp. (“Capsalus”), pursuant to which the Company agreed to sell 100% of the stock of its wholly-owned subsidiary, GeneWize Life Sciences, Inc. (“GeneWize”). The Stock Purchase Agreement provided for a purchase price of $500,000 payable at the closing, plus an earn-out of between $1.5 million and $4.5 million, subject to the performance of GeneWize after the closing. The earn-out amount is calculated as the greater of $25,000 per month or 10% to 15% of GeneWize monthly gross revenues, payable monthly through April, 2017. The effective date of the closing was February 10, 2012; the date final documents were completed following approval of the transaction by the shareholders of GeneLink. Due to continuing involvement with GeneWize subsequent to the sale, this transaction was not accounted for as a discontinued operation.

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

Through September 30, 2012, Capsalus has paid $165,900 of the earn-out amount. Capsalus has failed to pay any earn-out due subsequent to June 30, 2012. The Company is in discussions with Capsalus regarding this receivable.

Note 5:   Shareholder’s Equity

During the three months ended September 30, 2012, the Company sold 7,833,333 shares of restricted Common Stock of the Company at an exercise price of $0.03 per share pursuant to a Confidential Private Offering Memorandum, and received an aggregate gross amount of $235,000.

In connection with the above offering, the Company incurred a total of $13,800 in placement fees and expenses and issued warrants to acquire 575,000 shares of Common Stock at an exercise price of $0.03 per share to First Equity Capital Securities, Inc., as placement agent, in connection with the sale of these units.

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

Note 6:   Related Parties

Consulting Fees

The Company entered into a consulting agreement with a shareholder and officer of the Company for scientific advisory services. The agreement provides for annual payments of $30,000, payable $2,500 per month. As of September 30, 2012 and December 31, 2011, amounts due the officer were $5,000 and $2,500, respectively, and are included in accounts payable on the accompanying balance sheets. Since 2008, the Company has maintained a consulting agreement with First Equity Capital Securities, to provide advisory and other services. The agreement provides for annual payments of $60,000, payable in the amount of $5,000 per month. On March 2, 2012, First Equity converted all amounts then owed under this agreement to 1,487,220 shares of restricted common stock. At September 30, 2012 accounts payable included $30,000 for amounts due to First Equity under this agreement.

Due to Shareholder

A shareholder advanced the Company $10,000 which remained due as of September 30, 2012. Such advance does not bear interest and is due upon demand.

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

During 2012, the staff of the FTC (the “staff”) investigated the Company for potential violations of Sections 5 and 12 of the Federal Trade Commission Act, 15 U.S.C. Sections 45 and 52, in connection with the advertising, marketing and sale of its DNA Assessments and genetically customized nutritional supplements and skin repair serum products. The Company strongly believes its advertising and marketing are lawful and appropriate.

Following additional discussions with the staff, on October 26, 2012, in order to resolve this matter, the Company entered into a proposed consent decree with the Federal Trade Commission with regard to the FTC’s investigation. The proposed order is subject to approval by the full Commission.

The resolution of this matter may involve limitations on GeneLink’s activities, including but not limited to restrictions on the Company’s marketing claims and practices and the institution of monitoring obligations. These restrictions are also anticipated to apply to the marketing claims and practices of GeneLink’s marketing partners and distributors. The pending consent agreement does not include any fine and/or economic redress.

Note 8.   Going Concern and Management’s Plans

The Company has incurred recurring operating losses since inception including a loss of $2,042,689 in the nine months ending September 30, 2012 and had an accumulated deficit at September 30, 2012 of $26,603,004. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

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

Note 9.   Subsequent Events

From October 1, 2012 through the date of this filing, the Company sold an additional 41,666,667 shares of restricted Common Stock of the Company at an exercise price of $0.03 per share pursuant to a Confidential Private Offering Memorandum, and received an aggregate amount of $1,250,000. These funds were received prior to September 30, 2012 however acceptance of the subscription was not complete until the review of subscriber eligibility was completed in early October when shares were issued. Therefore, these funds were recorded as a liability at September 30, 2012. In connection with the above offering, the Company incurred a total of $50,000 in placement fees and expenses and issued warrants to acquire 4,166,667 shares of Common Stock at an exercise price of $0.03 per share to First Equity Capital Securities, Inc., as placement agent, in connection with the sale of these units.

In September 2009, the Company brought action against two prior law firms in New Jersey Superior Court, alleging that their failure to timely provide legal services and make or authorize required filings caused the Company to lose valuable Japanese and U.S. patent rights. In March 2010, the Company voluntarily dismissed one of the law firms from the action. In August 2010, the remaining law firm filed a counterclaim for alleged unpaid legal fees owed to it by the Company. The defendant attempted to remove the matter to U.S. District Court, but in it was remanded back to the New Jersey Superior Court. The defendant appealed the remand decision, but in 2012 the Federal Circuit dismissed the defendants appeal. In July 2012 the parties have agreed to mutually dismiss all claims against each other with prejudice. As of September 30, 2012 the settlement arrangements were still in progress.

As noted above, on October 26, 2012, the Company entered into a proposed consent order with the Federal Trade Commission with regard to an ongoing investigation. The order is subject to approval by the full Commission.

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

Operating results for the nine-month period ended September 30, 2012 are not necessarily indicative of the results that may be expected for the full fiscal year.

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

OVERVIEW

In the first nine months of 2012, the Company continued as a leading solution provider in the genetically customized nutritional and personal care marketplace. On February 10, 2012, the Company completed its divestiture of direct selling subsidiary GeneWize to Capsalus Corp. From January 1, 2012 until February 10, 2012, GeneWize operated under Capsalus management and GeneLink ownership. As of September 30, 2012 GeneWize continued as a distributor of the Company’s products under its new ownership. Revenues declined, in part as GeneWize retail revenues were only includable through February 10, 2012. For the balance of the nine months ended September 30, 2012, revenues are recognized by GeneLink as wholesale provider. More details are provided below in Results of Operations.

Results of Operations

COMPARISON OF THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011

Revenues. Total revenues for the three months ended September 30, 2012 was $425,073 as compared to $1,069,760 for the three months ended September 30, 2011, a 61% decrease. For the nine months ended September 30, 2012 total revenue was $1,723,660 as compared to $3,802,874 for the nine months ended September 30, 2011, a decrease of $2,079,214 or 55%. The drop is attributable to transition from retail to wholesale revenues for the period February 11, 2012 to September 30, 2012 resulting from the sale of GeneWize and a reduction in new affiliate enrollments by GeneWize prior to the sale of GeneWize.

Gross Profit. Gross profit decreased from $631,322 and $2,398,837 for the three and nine months ended September 30, 2011, respectively, to a gross loss of $(89,749) for the three months ended September 30, 2012 and a gross profit of $482,132 for the nine months ended September 30, 2012. Gross profit margin decreased from 59% and 63% for the three months and nine months ended September 30, 2011, respectively, to (21%) and 28% for the three months and nine months ended September 30, 2012, respectively. In the third quarter of 2012, inventory was transferred from a third-party manufacturing facility and physical counts were made which resulted in a negative inventory adjustment of $116,500. Gross profit margins decreased due to a transition from retail to wholesale revenues during the period after the sale of GeneWize was finalized and the inventory adjustment in the third quarter of 2012.

Expenses. Operating expenses for the three months ended September 30, 2012 were $802,291 as compared to $1,543,615 for the three months ended September 30, 2011, a decrease of $741,234 or 48%. For the nine months ended September 30, 2012 operating expenses were $2,928,373 as compared to $4,595,200 for the nine months ended September 30, 2011, a decrease of $1,666,827 or 36%. The decrease in expenses for the three months and nine months ended September 30, 2012 primarily resulted primarily from the elimination of commission expenses attributable to the sale of GeneWize combined with expense reduction measures taken in the third quarter of 2012. Savings were offset by increased legal expenses required for regulatory compliance with the FTC inquiry noted in Recent Regulatory Developments section set forth below. No sales commission expense were paid to sales affiliates in the three months ended September 30, 2012 and $146,551 was paid for the nine months ended September 30, 2012, as compared to $326,575 for the three months ended September 30, 2011 and $1,169,754 for the nine months ended September 30, 2011. Such commission expense represented 30.5% of Company revenues for the three months ended September 30, 2011 and 8.5% and 30.7% of Company revenues for the nine months ended September 30, 2012 and 2011, respectively. Additional legal costs related to regulatory compliance totaled approximately $72,905 and $147,905 in the three months ended September 30, 2012 and September 30, 2011, respectively and $358,626 and $325,729 in the nine months ended September 30, 2012 and September 30, 2011, respectively.

Operating Losses. The Company incurred an operating loss of $892,040 for the three months ended September 30, 2012, as compared to an operating loss of $912,293 for the three months ended September 30, 2011, a decrease of $20,253, resulting largely from reduced affiliate commissions offset by a third quarter inventory adjustment. The Company incurred an operating loss of $2,446,241 for the nine months ended September 30, 2012, as compared to an operating loss of $2,196,363 for the nine months ended September 30, 2011, an increase of $249,878. The operating loss for the three months and nine months ended September 30, 2012 includes $150,625 and $248,150, respectively, of non-cash expenses related to stock and option grants that were issued during such quarter or that vested from prior periods. The loss for the three months and nine months ended September 30, 2011 includes $136,065 and $356,725 respectively, of non-cash expenses related to stock and option grants that were issued during such quarter or that vested from prior periods.

Net Losses. The Company incurred a net loss of $974,386 for the three months ended September 30, 2012 as compared to a net loss of $977,994 for the three months ended September 30, 2011, and decrease of $ 3,607. For the nine months ended September 30, 2012 the Company incurred a net loss of $2,042,689 as compared to a net loss of $2,395,515 in the nine months ended September 30, 2011. The decreased net loss is due to the gain on sale of GeneWize of $669,054 offset by decreased revenues due to the shift to wholesale sales.

LIQUIDITY AND CAPITAL RESOURCES

For the nine months ended September 30, 2012, the Company’s primary liquidity requirements have been the funding of its corporate overhead, including the payment of staff compensation, operating expenses and accounts payable, as well as the funding of legal expenses required for regulatory compliance with the FTC inquiry noted in Recent Regulatory Developments section set forth below. In addition the Company expended resources toward tenant improvements for new facilities and implementation of in-house manufacturing. Liquidity was negatively impacted by the failure of Capsalus to meet its obligation to pay earn-out amounts in the third quarter, which are estimated to amount to be approximately $155,000 at September 30, 2012.

Cash and cash equivalents at September 30, 2012 amounted to $977,456 as compared to $740,769 at December 31, 2011, an increase of $236,687. During the first nine months of 2012, the Company’s operating activities utilized $1,619,124 as compared to $2,125,984 for the first nine months of 2011, a decrease of $ 506,860. This decrease in use of funds for operating activities is primarily related to receipt of funds related to the licensing agreements related to the sale of GeneWize, offset by cash utilized during these periods to fund the Company’s operating losses.

Investing activities provided $301,811 in proceeds for the nine month period ended September 30, 2012 as compared to $41,354 in use of funds for the nine month period ended September 30, 2011, an increase of $343,165. The increase in funds from financing activities was primarily due to the receipt of funds for the sale of GeneWize, offset and capital expenditures related to the implementation of manufacturing in-house. Financing activities provided $1,554,000 in funds during the nine months ended September 30, 2012 as compared to providing $2,232,630 in the nine months ended September 30, 2011 primarily from stock subscriptions received and sales of restricted common stock, less costs associated with such offerings. Stock subscriptions amounting to $1,250,000 were received late in the third quarter and were reviewed and accepted in October, 2012.

The Company may require additional funds in 2012 to further implement its sales and marketing strategy, enhancements to manufacturing, for research and development and for other working capital needs. If the Company is not able to secure such additional required funding, it will continue to realize negative cash flow and losses and may not be able to continue operations.

Financial Condition

Assets of the Company decreased from $2,779,665 at December 31, 2011, to $2,698,008 at September 30, 2012, a decrease of $77,112. This decrease was primarily due to decreases in accounts receivable due to the sale of GeneWize combined with the decreases in inventory and by increases in property, plant and equipment related to the conversion to in-house manufacturing.

Liabilities increased from $4,260,658 at December 31, 2011 to $5,594,828 September 30, 2012, an increase of $1,338,706. The increase is attributable to increases in deferred license fees related to the licensing of GeneWize sales and increased accrued expenses relating to sales of common stocks partially offset by the assumption of GeneWize liabilities by the purchaser. The $1,057,336 amount of convertible promissory notes payable reflected on the September 30, 2012 balance sheet is net of debt issuance costs and stock conversion discounts amounting to $128,542. As of September 30, 2012, $1,250,000 principal amount of convertible secured promissory notes and $391,542 of related accrued interest were outstanding.

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

During 2012, the staff of the FTC (the “staff”) investigated the Company for potential violations of Sections 5 and 12 of the Federal Trade Commission Act, 15 U.S.C. Sections 45 and 52, in connection with the advertising, marketing and sale of its DNA Assessments and genetically customized nutritional supplements and skin repair serum products. The Company strongly believes its advertising and marketing are lawful and appropriate.

Following additional discussions with the staff, on October 26, 2012, in order to resolve this matter, the Company entered into a proposed consent decree with the Federal Trade Commission with regard to the FTC’s investigation. The proposed order is subject to approval by the full Commission.

The resolution of this matter may involve limitations on GeneLink’s activities, including but not limited to restrictions on the Company’s marketing claims and practices and the institution of monitoring obligations. These restrictions are also anticipated to apply to the marketing claims and practices of GeneLink’s marketing partners and distributors. The pending consent agreement does not include any fine and/or economic redress.

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

There are a number of factors that affect the Company’s business and the result of its operations. These factors include general economic and business conditions; the success of the Company’s market partners in direct selling efforts; the level of acceptance of the Company’s products and services; the rate and commercial applicability of advancements and discoveries in the genetics field; and the Company’s ability to enter into strategic alliances with companies in the genetics industry.

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

Changes in Internal Control over Financial Reporting

There has been no change in the Company’s internal control over financial reporting during the three months ended September 30, 2012 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

During the three months ended September 30, 2012, the Company sold 49,500,000 shares of restricted Common Stock of the Company at an exercise price of $0.03 per share pursuant to a Confidential Private Offering Memorandum, and received an aggregate gross amount of $1,485,000 as described below

Date	$ of Investment	Number of Shares Issued	Number of Investors
7/01/2012	$35,000	1,166,667	1
7/01/2012	$125,000	4,166,667	1
7/20/2012	$25,000	833,333	1
7/28/2012	$250,000	8,333,333	1
8/27/2012	$50,000	1,666,667	1
9/24/2012	$1,000,000	33,333,333	1

In connection with the above offering, the Company incurred a total of $63,800 in placement fees and expenses and issued warrants to acquire 4,625,000 shares of Common Stock at an exercise price of $0.03 per share to First Equity Capital Securities, Inc., as placement agent, in connection with the sale of these units.

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

GENELINK, INC.

(Registrant)

Date: November 14, 2012	By:	s/ Bernard L. Kasten, Jr., M.D.
Bernard L. Kasten, Jr., M.D., Chief Executive Officer and Principal Financial Officer

