Form 10-K
period 2012-12-31
GENELINK INC
filed 2013-04-01
CIK 941020

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2012

OR

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from_______ to

Commission File No. 000-30518

GENELINK, INC.

(Exact name of registrant as specified in its charter)

PENNSYLVANIA	23-2795613
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

8250 Exchange Drive Suite 120	32809
Orlando, Florida	(Zip Code)
(Address of principal executive offices)

(407) 680-1150
Registrant’s telephone number, including area code

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

Yes ☐  No ☒

Aggregate market value of common stock held by non-affiliates of the Registrant, as of June 30, 2012 was approximately $4,102,214 on the closing price of the common stock of the Nasdaq OTC Bulletin Board.

As of March 20, 2013, there were 253,352,022 shares of the issuer's common stock, $.01 par value, outstanding.

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

The Company is a genetics-based, personal healthcare firm that has developed DNA assessments measuring personal DNA tendencies that can have a significant impact on overall wellness of an individual. These small differences in DNA, called SNP’s (“snips”) can indicate genetic variants, the protein products of which may not be performing at optimal levels and can be linked to aging and other wellness issues. GeneLink scientists use the DNA assessments information from each client to formulate products to optimize health and wellness within normal ranges.

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

Nutragenetics and Dermagenetics are combinations of the science of genetics with nutrition and skin care that reveal personalized information regarding an individual’s status. These provide the basis for selecting dietary, nutritional and skin care programs. Nutragenetics and Dermagenetics use SNP assessments to identify areas of an individual’s genetic make-up fthat could benefit from the use of dietary supplements to help achieve and maintain optimal health by assisting in the choice of desirable combinations of nutrients, vitamins and topical key ingredients matched to his or her unique genetic make-up. This new and revolutionary SNP science is making it possible to personalize and tailor wellness and skin care products.

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

Genetically Guided Product Personalization:

GeneLink’s Nutragenetic and Dermagenetic DNA assessments examine a variety of genes responsible for making proteins that play a very important role in our overall health. These include genes related to oxidation, heart and circulatory health, immune health, bone health, pulmonary health, , defense against environmental pollutants, collagen breakdown, photo-aging, skin slacking, and the appearance of wrinkles.

The vitamin and supplement industry is now over 50 years old. The market leaders remain the decades-old “multi-vitamins” that have been known as the marketplace standards. With over half of the population of the United States taking nutritional supplements and using topical skin care products, the vast majority are uncertain as to what they are using and why..

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

-	what they need,

-	in specific amount

-	without paying for or consuming what they don’t need.

Utilizing genetics, GeneLink adds a completely unique dimension – the ability to respond to some of an individual’s genetic deficiencies. In addition to GeneLink’s own proprietary science and discoveries, in order to protect its customers, GeneLink uses only:

-	Genetic variations (SNPs) independently verified by world-recognized medical and scientific institutions

-	Ingredients already generally accepted as safe by the FDA; and

-	Ingredients independently verified to be efficacious in supporting overall health in specific areas identified through the SNP assessments.

Our products are centered on natural organic compounds and non-FDA nutraceuticals with an emphasis on getting the proper nutrients delivered to each individual’s specific needs. The public long have been taught the value of good nutrition and been told that vitamins are good for them, yet few know which ones are really necessary, how much are necessary, or whether their bodies can actually absorb them effectively. GeneLink scientists, along with top research institutions, have discovered that each person has a unique "genetically determined" body chemistry. All humans have minor DNA variations that can cause the body to be unable to produce some essential proteins for normal, healthy development. Even small variations in an individual’s genes can have a profound influence on how well he or she responds to food, physical activity, environmental stresses and medicines. That is why vitamins and supplements are important to support the body in maintaining and achieving optimal health and allowing his or her cells to consistently have the right fuel to do their jobs.

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

In doing so, GeneLink utilizes some of the most significant, highest quality and most scientifically supported ingredients available. In the case of nutrition, the current DNA-customized nutritional supplement product may utilize up to 89 ingredients. GeneLink skin serum currently contains up to 16 naturally-derived plant-based ingredients. Each user gets what he or she needs, nothing he or she does not need, and can now know what will work best for his or her individual body - saving cost, eliminating guesswork, and providing peace of mind.

GeneLink’s history since 2008 of providing genetically customized nutrition and skin care solutions to more than 30,000 people is compelling evidence of the marketplace viability of the Company’s approach to personalized health and wellness.

Although GeneLink’s approach is unique, the scientific underpinnings are independently verified and established by the scientific community. Furthermore, as a science company, GeneLink continues to design its assessments and products to benefit from new breakthroughs in relevant SNPs and compensatory ingredients. GeneLink is currently working on additional targeted SNP assessments - the next generation of solutions to add to its initial 12 SNP assessments panel for a more expanded view on an individual’s health and wellness.

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

GeneLink’s Market Positioning

GeneLink is a pioneer in genetically-guided personal care products. Its Scientific Advisory Board is comprised of world-recognized scientists and researchers in the fields of biotechnology, genomics, molecular biology, chemistry, medicine, clinical laboratory medicine and nutritional sciences. As a group they have over 600 peer reviewed publications and abstracts, numerous awards, dozens of patents and distinguished careers with some of the world’s foremost public and private biosciences corporations and universities. GeneLink possesses five (5) patents and has seven (7) patents pending. Twenty-one (21) trademarks have been registered to date.1.          The first area is that of mass market consumers. The Company’s recently divested direct selling subsidiary, ForU International (“ForU”), formerly GeneWize Life Sciences, Inc. (“GeneWize”), continues to market the Company’s nutritional supplement and skin care products. Pursuant to a licensing and distribution agreement, geneMe, LLC markets GeneLink products direct to consumers via internet and direct response marketing channels and additional mass market opportunities are planned domestically and internationally.

2.	The second area will be a targeted application of GeneLink products into specialty vocational markets such as physicians, fitness, sports and athletes. This will be achieved through GeneLink’s own distribution efforts and brands as well as in conjunction with outside market partners currently serving the target audiences. GeneLink is currently pursuing the medical practitioner channel through its own Dermagenetics® branded products and distribution subsidiary.

3.	The third area is private label and licensing applications of GeneLink genetic assessments and various product formulations into existing and new sales channels worldwide such as large health-care networks that require their own branding.

4.	The fourth area of development is a research effort focused on developing genetic assessments linked to medical or “pharmacogenomics” applications to specific conditions. This area of GeneLink’s developmental pipeline incorporates important research areas such as genetic assessments on matters such as Alzheimer’s and Dementia, cardiovascular disease, bone density loss and ne.

The Business Numbers

Revenues:

Historically revenues grew from $100,000 in 2007, to $6.4 million in 2008 and $8.6 million in 2009. Challenges and transitions in its leadership caused GeneWize to lose momentum in 2010 and corporate revenues slipped to $7.8 million and $4.7 million in 2011. The sale of GeneWize to Capsalus Corporation and the subsequent transition of GeneLink to a wholesale model impacted gross revenues and operating margins in 2012, reducing revenues to $2.1 million in 2012.

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

Since proving the acceptance of its products since 2008, many market opportunities have become available to the Company, both domestically and globally. Through the continued addition and development of market partners, as well as continued new product introductions, GeneLink expects to grow in 2013 and is targeting sustainable profitability around the fourth quarter of 2013. Growth is expected to continue through channel expansion in the U.S. and also by entering into interested international markets.

Sales Channel/Market Development:

In 2011, GeneLink refocused its efforts from direct selling to strategic partnering by linking with existing distribution channels via private labeled products and licensing. In October 2011, the Company signed definitive agreements to sell its GeneWize direct selling subsidiary to Capsalus Corp (WELL.OB) and to have them continue as a licensing and distribution partner. That sale was consummated on February 10, 2012. In selling GeneWize to Capsalus, GeneWize moved from subsidiary to market partner and distributor to the direct selling marketplace. GeneWize continues to sell Lifemap Me nutritional supplements and skincare through its “brand partner” affiliates. Capsalus has rebranded GeneWize as ForU.

In July 2011, the Company signed a license and distribution agreement with geneMe, LLC, a company led by Robert Trussell, founder and co-chair of Tempur-Pedic, Inc. Mr. Trussell’s group is focusing on direct response opportunities such as long and short form commercials (a/k/a infomercials) and other direct response opportunities of its own unique branding of GeneLink technology and products.

In 2012, the Company re-launched its Dermagenetics line to address the needs of the medical and professional markets. Future plans include foreign licensing and opportunities in high-end retail avenues designed to integrate and support the larger mass retail base.

The Company looks to build each of these channels, leveraging distinctive and unique products and branding, in a way which will provide sustainable mutual benefit and synergies for all markets.

Current Product Lines and Extensions:

Since 2008, the focus of GeneLink and GeneWize had been the GeneWize Me nutrition system and GeneWize Me skincare system orders consisting of a twelve-gene and a six-gene DNA assessment and a one month supply of GeneWize Essentials non-customized product. A DNA customized product is manufactured after the results of the DNA assessments are provided by the lab. Depending upon the specific product, a customer generally pays $99 to $129 per month for the customized nutrition or $49 to $99 per month for the customized skin serum.

In March 2011, the Company expanded its product offerings through GeneWize. New products included a DNA supportive weight management product and additional complementary skin care products which create a complete skin care regimen.

In early 2012, the Company began its soft re-launch of its high-end Dermagenetics® brand. These products involve additional customization offered through physicians and medical professionals. In addition it is in the process of developing additional and modified products to meet other product needs as requested by ForU and geneMe.

Product development efforts continue to look at additional ways to leverage the Company’s current SNP technologies for additional product offerings. In addition, research continues into new condition-specific pharmacogenomic applications. As mentioned above, this area of GeneLink’s developmental pipeline incorporates areas such as of weight management, cardiovascular health, bone health, Neurological and other significant applications.

Market Expansion: 2013 and Beyond

Since the commercial launch in August 2008 of its initial nutraceutical solution, the Company has performed nearly 30,000 genetic assessments and delivered approximately 200,000 units of customized product. GeneLink has delivered something no company has before: “mass personalization” of genetically customized products at an affordable price. With increased volumes and additional targeted investment in systems, manufacturing and lab capacities, costs can be further reduced, allowing for increased margins and more attractive market pricing, which the Company believes will afford access to more customer channels and marketing opportunities.

Based on this early commercial success, GeneLink has been approached by numerous potential partners seeking to market its products. These include potential partners outside of the United States. Based upon interested received to date, GeneLink believes it will have the opportunity to expand through partnerships and licensing relationships outside of the United States. With genetic assessment and personal wellness customization predicted to grow into 2013 and beyond, GeneLink is equipping itself to expand with the anticipated market demand.

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

On November 20, 2012, GeneLink was granted a U.S. Patent for "Kits and Methods for Assessing Skin Health" – the fifth patent to be granted from a family of patent applications filed by GeneLink in the U.S. and abroad. GeneLink is the first (and only) company to be granted a patent for a therapeutic skin health regimen linked to DNA-based skin health assessment.

DNA Assessments/DNA Assessments Developed by GeneLink:

To support its vision, GeneLink has developed an impressive portfolio of DNA-based assessments to measure pre-dispositions to diseases and aging processes. Although GeneLink does not attempt to diagnose or predict any disease or medical condition, these assessments are utilized to develop proprietary, individually tailored supplement products to support specific needs of an individual’s genetic tendencies discovered in the assessment process and help an individual achieve optimal health :

•	Healthy Aging Assessment

The GeneLink Healthy Aging® is a twelve gene-SNP panel containing a cross section of some of the most important basic functional health areas including oxidation, bone health, cardiovascular health, lipid metabolism and includes genes that play multiple functions in immune response and detoxification.

The Healthy Aging Assessment represents a "foundational health assessment" for clinicians, patients or consumers interested in using their personal genetics information to create an integrative strategy to help maximize overall health.

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

GeneLink’s Oxidative Stress Assessment is a DNA-based tool designed to help measure an individual's inherent genetic capacity to combat oxidation. This assessment measures and helps predict the body’s ability to efficiently control oxygen free radical damage, eliminate hydrogen peroxide, protect and repair oxidized phospholipids and destroy harmful environmental compounds and pollutants.

This assessment specifically looks for variations (known as SNPs) in key oxidative stress genes. SNPs predict inefficient enzymatic activity that, over time, can result in oxidative damage (also known as free radical damage) to cellular proteins and DNA. SNPs in oxidative stress genes have been associated with, premature aging.

Oxidative Stress Assessment results are effective when used to create a "customized or targeted" antioxidant supplement regimen for patients or consumers.

•	GeneLink Nutragenetic Profile

GeneLink’s Nutragenetics Nutritional Assessment is designed to identify variations (SNPs) in propensity for: oxidation; environmental challenges; cardiovascular health; detoxification; immune health; neurological health: pulmonary health, and bone health.

This powerful assessment represents an excellent starting place for clinicians, patients or consumers interested in using their personal genetic information to create an integrative strategy to help minimize potential health risks.

Depending upon the marketing channel, assessment result presentations may vary.

•	Skin Health Assessment (also known as Dermagenetics Skin Health Assessment)

GeneLink’s patented Dermagenetics Skin Health Assessment is a "first of its kind" skin-health assessment that helps identify variations in key genes related to skin aging, wrinkling and overall skin health; it is designed to specifically measure important gene-SNPs associated with elasticity, photo-aging, oxidation, the skin’s ability to tolerate environmental pollutants, and the appearance of fine lines and wrinkles.

This breakthrough assessment provides information that forms the foundation for the first and only scientifically proven customized skin care system genetically matched to an individual’s DNA.

The Dermagenetics Skin Health Assessment provides information that can be used to help guide the selection of compensatory active ingredients (SNPactives®) which can be used to help guide customized therapies or regimens.

Proprietary Systems:

•	Dermagenetics® Customized Skin Care System

First introduced in 2005, the Dermagenetics® Skin Care System was the first comprehensive system of personalized (mass customized) skin care product manufacturing based on genetic assessment that measures SNPs in DNA.

GeneLink’s patented Dermagenetics® Skin Health Assessment is the foundation of skin health: Genetic assessment results drive a proprietary formula that generates a skin health report linked to an individual "titration matrix" or “recipe” for each person’s skin-care formulation. Next, the genetically-guided ingredients called SNPactives™ (natural nutrient compounds which have been shown to help compensate for genetic deficiencies) are infused into the individual skin care or cosmetic product.

The Dermagenetics® Skin Care System is the first and only customized skin care system genetically matched to an individual’s DNA.

•	Nutragenetics Customized Nutritional Supplement System

The Nutragenetics Nutritional Care System is the first comprehensive system of personalized (mass customized) nutritional supplement manufacturing based on a genetic assessment that measures SNPs in DNA.

GeneLink’s patented pending assessment, such as Healthy Aging and Oxidative Stress, form the foundation of the customized nutritional supplements: Genetic assessment results drive a proprietary analysis that generates a nutritional report linked to an individual "titration matrix" or “recipe” for each person’s customized supplements.

In order to help provide support "genetically selected ingredients" and nutrients (called SNPBoosts®) are blended into the individual nutritional formulation.

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

Bernard L. Kasten, Jr., M.D.

Effective December 30, 2010, Dr. Kasten was appointed the Chief Executive Officer and President of the Company. Dr. Kasten is also the Executive Chairman of the Board of Directors of the Company. Dr. Kasten has been a scientific advisor to the Company since 1999 and a member of the Company's Advisory Committee since 2001. Dr. Kasten is a graduate of Miami University (Oxford Ohio), BA Chemistry 1967, and the Ohio State University College of Medicine, MD 1971. His residency was served at the University of Miami, Florida and fellowships at the National Institutes of Health Clinical Center and National Cancer Institute, Bethesda, Maryland. Dr. Kasten is a Diplomat of the American Board of Pathology with Certification in Anatomic and Clinical Pathology with sub-specialty certification in Medical Microbiology. Dr. Kasten is an author of "Infectious Disease Handbook" 1st through 5th Editions 1994-2003 and the "Laboratory Test Handbook" 1st through 4th Editions 1984-1996 published by Lexi-Comp Inc., Hudson, Ohio. Dr. Kasten has been active with the College of American Pathologists (CAP) serving as Chairman of its Publication Committee from 1985-1993, its Management Resources Committee from 1993-1998 and its Chairman Internet Editorial Board from 1999-2003. Dr. Kasten received the College of American Pathologists Presidents Medal Awarded for Outstanding Service in 1989 and the College of American Pathologists Frank W. Hartman Award, in 1993 for Meritorious Service to the College (Founding CAP Today) the organization's highly successful monthly tabloid magazine. Dr. Kasten's professional staff appointments have included the Cleveland Clinic, Northeastern Ohio Universities College of Medicine, the Bethesda Hospitals and Quest Diagnostics. Dr. Kasten served eight years, 1996-2004, at Quest Diagnostics Incorporated [NYSE-DGX], where he was Chief Laboratory Officer; Vice-President of Business Development for Science and Medicine and Vice-President of Medical Affairs of a Quest Diagnostics wholly-owned subsidiary, MedPlus Inc. Dr. Kasten joined SIGA Technologies, Inc. [NASDAQ-SIGA] as a Board of Directors member in May 2003, and accepted the appointment as SIGA's Chief Executive Officer in July of 2004, serving through April 2006. Dr. Kasten is Chairman of the Board of Cleveland Bio Labs Inc. [NASDAQ-CBLI], and also serves on the Board of Directors of CytoLogic Inc, Lexi-Comp Inc, Riggs-Heinrich Media Inc, Highway Composites LLC, Monroeville Industrial Molding Inc, PIPO Inc and Cleveland Bio Labs Inc.

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

Kenneth R. Levine

 Mr. Levine is the President of First Equity Capital Securities, Inc., a FINRA and SEC registered firm and the Company’s investment banker since 2003.  Mr. Levine was formerly an attorney with the law firm of Simpson, Thacher and Bartlett and currently serves as a member of the board of directors of Chiliad, Inc., as well as a series of five health and wellness focused non-profit organizations. Mr. Levine is a graduate of Harvard College as well as Fordham University School of Law where he currently serves on the Dean’s Planning Council.  He serves as business advisor to the Company’s Scientific Advisory Board, and attends Board of Directors and Audit Committee meetings as a non-voting participant.

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

In March 2011, we received a Civil Investigative Demand (“CID”) consisting of interrogatories and a request to produce documents from the FTC as part of its investigation into unnamed persons engaged directly or indirectly in the advertising or marketing of dietary supplements, foods, drugs, devices, or any other product or service intended to provide a health benefit or to affect the structure or function of the body. We expended significant resources in 2011 and into 2012 in an attempt to comply with this request.

During 2012, the staff of the FTC (the “staff”) investigated the Company for potential violations of Sections 5 and 12 of the Federal Trade Commission Act, 15 U.S.C. Sections 45 and 52, in connection with the advertising, marketing and sale of its DNA Assessments and genetically customized nutritional supplements and skin repair serum products. The Company believes its advertising and marketing are lawful and appropriate.

Following discussions with the staff, on October 26, 2012, in order to resolve this matter, the Company entered into a proposed consent decree with the Federal Trade Commission with regard to the FTC’s investigation. The proposed order is subject to approval by the Commissioners of the FTC.

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

There is no guarantee that the Commissioners will accept the proposed consent degree as negotiation between the Company and the staff. If the Company and the FTC cannot reach a consensual resolution, the FTC may commence an action, either administrative or judicial, in which the FTC could seek various remedies, including limitations on the Company’s business and/or financial redress.

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

THE COMPANY MAY NOT BE ABLE TO RESOLVE THE CURRENT INVESTIGATION WITH THE FTC ON SATISFACTORY TERMS.

In March 2011, we received a Civil Investigative Demand (“CID”) consisting of interrogatories and a request to produce documents from the FTC as part of its investigation into unnamed persons engaged directly or indirectly in the advertising or marketing of dietary supplements, foods, drugs, devices, or any other product or service intended to provide a health benefit or to affect the structure or function of the body. We expended significant resources in 2011 and into 2012 as the staff of the FTC (the “staff”) investigated the Company for potential violations of Sections 5 and 12 of the Federal Trade Commission Act, 15 U.S.C. Sections 45 and 52, in connection with the advertising, marketing and sale of its DNA Assessments and genetically customized nutritional supplements and skin repair serum products. The Company believes its advertising and marketing are lawful and appropriate.

Following discussions with the staff, on October 26, 2012, in order to resolve this matter, the Company entered into a proposed consent decree with the Federal Trade Commission with regard to the FTC’s investigation. The proposed order is subject to approval by the Commissioners of the FTC.

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

There is no guarantee that the Commissioners will accept the proposed consent decree as negotiation between the Company and the staff. If the Company and the FTC cannot reach a consensual resolution, the FTC may commence an action, either administrative or judicial, in which the FTC could seek various remedies, including limitations on the Company’s business and/or financial redress.

OUR CONVERTIBLE NOTES BECOME DUE IN 2014 AND WE DO NOT HAVE SUFFICIENT FUNDS TO PAY THE PRINCIPAL THE ACCRUED INTEREST ON SUCH CONVERTIBLE NOTES WHEN THEY BECOME DUE.

In February and March 2009, the company issued an aggregate of $1,250,000 principal amount of convertible notes which are due on February 26, 2014. Interest accrued on the convertible notes at the rate of eight percent (8%) per year through February 26, 2011 and thereafter accrue interest at the rate of ten percent (10%) per year until maturity. The convertible notes will automatically convert into shares of our common stock at a price of $0.10 per share if the closing price of the shares of our common stock is at least $0.50 per share for thirty (30) consecutive trading days. Based on the recent closing price of our common stock, it is unlikely that the requirements for mandatory conversion provisions will be met and accordingly we will owe the holders of the convertible notes an aggregate of $1,698,208 ($1,250,000 of principal plus $448,208 of accrued interest ) with respect to the convertible notes on February 26, 2014. Unless our cash flow from operations between now and the February 26, 2014 maturity date are sufficient to meet this obligation, we will be required to raise additional capital to meet these obligations. If we cannot raise sufficient capital, we will default on our obligations under the convertible notes and the holders of the convertible notes will be entitled to all of the remedies set forth therein including obtaining a judgment against the Company. If we are unable to pay the amounts due on the convertible notes upon maturity and the holders of the convertible notes are able to obtain a judgment against us, it likely would either prevent or make it more difficult for us to obtain additional funding in the future, and if we are unable to obtain sufficient funding we may be required to cease our operations.

IN ORDER TO RAISE ADDITIONAL CAPITAL WE WILL NEED TO INCREASE OUR AUTHORIZED CAPITAL STOCK.

We will need to raise additional funds in order to continue operations in 2013. After taking into account the outstanding number of shares of common stock that we have issued and that are outstanding, plus the amount of shares of common stock to be issued in this Offering, plus all outstanding or anticipated to be outstanding options and warrants to acquire shares of our common stock, plus the amount of shares of common stock issuable upon the conversion of convertible debt, as discussed above, we will not have sufficient number of authorized but unissued shares of common stock available to meet our anticipated future financing needs. Accordingly, we will need to obtain the approval of our shareholders at our 2013 Annual Meeting of Shareholders, scheduled for May 31, 2013 to increase the number of shares of our authorized capital stock. Although we anticipate that our shareholders will approve the proposal to increase our authorized capital stock, there is no guarantee that we will obtain such required shareholder approval. If we are unable to obtain the approval of our shareholders to increase our authorized capital stock at the 2013 Annual Meeting of Shareholders then we will be unable to make additional offerings of shares of our common stock in order to fund our required capital needs for the balance of 2013, and in such event it is possible that we would be forced to cease our operations.

Our independent auditors have expressed doubt about our ability to continue as a going concern.

Our independent registered public accounting firm has expressed doubt about our ability to continue as a going concern in their report on our December 31, 2012 financial statements. Our continuance as a going concern is dependent upon our ability to raise capital. There is no assurance that we will be able to raise adequate capital or generate sufficient cash from operations to continue as a going concern.

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

WE HAVE A HISTORY OF LOSSES AND MAY HAVE CONTINUED LOSSES FOR THE FORESEEABLE FUTURE.

We commenced operations in 1994. We have incurred significant losses to date and revenues have been limited. Our expenses have exceeded revenues in each year since inception. Given planned levels of operating expenses, we may continue to incur losses for the foreseeable future. Our accumulated deficit as of December 31, 2012 was $27,612,062. Our expenses historically have consisted principally of salaries, general and administrative expenses incurred while building its business infrastructure and research and development expenses. We plan to control operating expenses while expending reasonable amounts on business development. If our revenue growth is slower than anticipated or operating expenses exceed expectations, our losses will significantly increase. Currently, we believe that our monthly operating loss has been reduced and we expect this trend to continue, eventually resulting in profitability. Even if we were to achieve profitability, it may not be able to sustain or increase profitability on a quarterly or annual basis.

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

IF OUR FORMER GENETIC TESTING LABORATORY PREVAILS IN ITS CLAIMS AGAINST US, WE WILL NOT HAVE SUFFICIENT FUNDS TO MEET SUCH OBLIGATION.

In 2012, we switched our provider of genetic testing laboratory services. Our former provider of genetic testing laboratory services claims that we owe it approximately $150,000 under our arrangement with such company due to the failure to meet certain minimum volume requirements. Although we believe that we have valid defenses to these claims and do not owe our former laboratory any amounts, there is no assurance that we will be able to resolve such a dispute amicably or on terms that are acceptable to us. If our former laboratory prevails in its claims against us, we will not have sufficient funds to pay the amounts that such former laboratory claims are owed to it by us, and we would either be required to raise additional funds to pay such amounts or to use funds that would otherwise be used to help to continue operations and to expand our business to satisfy such obligation.

A FORMER CONSULTANT HAS BROUGHT ACTION AGAINST US FOR ALLEGED BREACH OF CONTRACT

In November 2012, we were sued in the Circuit Court for the 11th Judicial Circuit in and for Miami – Dade County, Florida by a former consultant, alleging breach of contract and unjust enrichment. In January 2013, we filed a motion to dismiss the complaint. The complaint that was filed does not state an amount that the former consultant is seeking from us. Although we believe that this amount is less than $25,000, we are unable at this time to determine the amount alleged to be owed by us to the former consultant. If we are unable to amicably resolve this matter or resolve it on terms that are acceptable to us, then we will be required to raise additional funds to pay such amounts or to use funds that would otherwise be used to help to continue operations and to expand our business to satisfy such obligation.

THE INTERNAL MANUFACTURING CAPABILITIES AND POTENTIAL DEVLOPMENT OF AN IN-HOUSE CERTIFIED GENETIC LABORATORY SERVICES COULD BE SUBJECT TO REGULATORY, ECONOMIC AND OTHER RISKS ASSOCIATED WITH SUCH VENTURES.

As we grow, we have developed internal capabilities to manufacture some or all finished products sold to our customers and are required to comply with the requirements and directives of governmental agencies, including the FDA and environmental laws. Violation of any of these requirements could result in financial penalties and other enforcement actions and could require us to halt our in-house manufacturing operations until violations are cured. The costs required to cure any incidents of non-compliance, to resolve enforcement actions that might be initiated by a government authority or to satisfy any new legal or other requirements with respect to the manufacturing of our raw materials and products could have a material adverse effect on our business, financial conditions and results of operations. If we decide to acquire or build a laboratory to use for our in-house purposes, we would be subject to the oversight of various federal and state governmental agencies, and we would be required to become certified in various federal and state jurisdictions. The laboratory certification process is a lengthy and costly process and there is no assurance that we will obtain any or all such certifications. If we operate our own laboratory, such operations would be subject to power failures, the breakdown, failure or substandard performance of equipment, the improper installation or operation of equipment, and natural and other disasters, and there can be no assurance that the occurrence of any of these or any other operational problems at any laboratories that we might operate would not have a material adverse effect on our business, financial condition and results of operations.

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

ITEM 3.         LEGAL PROCEEDINGS

In September 2009, the Company brought action against two prior law firms in New Jersey Superior Court, alleging that their failure to timely provide legal services and make or authorize required filings caused the Company to lose valuable Japanese and U.S. patent rights. In March 2010, the Company voluntarily dismissed one of the law firms from the action. In August 2010, the remaining law firm filed a counterclaim for alleged unpaid legal fees owed to it by the Company. The defendant attempted to remove the matter to U.S. District Court, but in it was remanded back to the New Jersey Superior Court. The defendant appealed the remand decision, but in 2012 the Federal Circuit dismissed the defendants appeal. In July 2012 the parties have agreed to mutually dismiss all claims against each other with prejudice. As of March 21, 2013 the settlement arrangements were still in progress.

As noted above, on October 26, 2012, the Company entered into a proposed consent order with the staff of the Federal Trade Commission with regard to an ongoing investigation. The order is subject to approval by the full Commission.

In 2012, we switched our provider of genetic testing laboratory services. Our former provider of genetic testing laboratory services claims that we owe it approximately $150,000 under our arrangement with such company due to the failure to meet certain minimum volume requirements. Although we believe that we have valid defenses to these claims and do not owe our former laboratory any amounts, there is no assurance that we will be able to resolve such a dispute amicably or on terms that are acceptable to us. If our former laboratory prevails in its claims against us, we will not have sufficient funds to pay the amounts that such former laboratory claims are owed to it by us, and we would either be required to raise additional funds to pay such amounts or to use funds that would otherwise be used to help to continue operations and to expand our business to satisfy such obligation.

In November 2012, we were sued in the Circuit Court for the 11th Judicial Circuit in and for Miami – Dade County, Florida by a former consultant, alleging breach of contract and unjust enrichment. In January 2013, we filed a motion to dismiss the complaint. The complaint that was filed does not state an amount that the former consultant is seeking from us. Although we believe that this amount is less than $25,000, we are unable at this time to determine the amount alleged to be owed by us to the former consultant. If we are unable to amicably resolve this matter or resolve it on terms that are acceptable to us, then we will be required to raise additional funds to pay such amounts or to use funds that would otherwise be used to help to continue operations and to expand our business to satisfy such obligation

PART II

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

2012	High	Low
1st Quarter	$0.07	$0.04
2nd Quarter	0.05	0.02
3rd Quarter	0.04	0.02
4th Quarter	0.04	0.00

2011	High	Low
1st Quarter	$0.12	$0.04
2nd Quarter	0.15	0.06
3rd Quarter	0.11	0.07
4th Quarter	0.09	0.05

As of March 3, 2013 there were 218 holders of record of the Company’s Common Stock. The Company has never paid dividends and does not anticipate paying any dividends in the future. The Company anticipates that it will retain all future revenues for working capital purposes.

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

EQUITY COMPENSATION PLAN INFORMATION

The following equity compensation plan information is as of December 31, 2012:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted-average exercise price of outstanding options warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by shareholders(1)	17,035,000	[1]	$0.08	4,965,000

Equity compensation plans not approved by shareholders	4,945,833		$.18	None

(1) 5,275,000 options were granted pursuant to the Company’s 2007 Stock Option Plan, 5,100,000 options were granted pursuant to the Company’s 2009 Stock Option Plan and 6,660,000 were granted pursuant to the Company’s 2011 Stock Option Plan.

ITEM 7.         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis in conjunction with our consolidated financial statements and related notes in Item 8 in this Annual Report on Form 10-K.

1

Overview

During 2012, the Company took major steps to strategically realign from a direct sales focus to its roots as a science and solutions company. The Company refocused attention to its core competence at science and customized product manufacturing, while looking to strategic relationships with proven market partners to drive retail sales.

On October 13, 2011, in furtherance of these objectives, the Company entered into a stock purchase agreement for the sale of its subsidiary, GeneWize Life Sciences, Inc., (“GeneWize”) to Capsalus Corp (OTCBB: WELL.OB), accompanied with a separate licensing and distribution agreement with Gene Elite LLC for the direct selling and network marketing channels with GeneWize. The sale of GeneWize was completed February 10, 2012.

In July 2011, the Company signed definitive licensing and distribution agreements with a direct response market partner group led by Tempur-Pedic founder and vice-chair Robert Trussell.

The group continued through 2011 and the first half of 2012 preparing systems, producing its direct response strategies, resources and offers and began market testing late in 2012. As a result no significant revenues from this distribution channel are reflected in 2012.

In 2012, Company revenues continued to slide from 2011 levels, as GeneWize, the Company’s major distribution partner, continued to be challenged. In addition, changes in the ownership of GeneWize announced in late 2011 and consummated in early 2012 caused uncertainty for sales affiliates, reducing enrollments and product sales.

Subsequent to the sale of GeneWize, the Company’s pricing decreased to reflect the wholesale nature of the sales to its distribution partners. Operating costs also decreased significantly due to reduced commissions and other costs of operating Genewize. Overall, due to the shift to a wholesale model, the year’s uncertain climate for GeneWize affiliates and a delayed launch of the direct response channel, revenues decreased by 54% in 2012 as compared to 2011. As a result we were unable to achieve positive cash flow during the year.

The operating cost reductions from the sale of GeneWize were offset in 2012 by continuing challenges in the form of regulatory oversight. In 2011 The Company received a Civil Investigative Demand consisting of interrogatories and a request to produce documents from the FTC as part of its investigation into unnamed persons engaged directly or indirectly in the advertising or marketing of dietary supplements, foods, drugs, devices, or any other product or service intended to provide a health benefit or to affect the structure or function of the body. The Company spent significant time, effort and over $674,000 in legal support complying with the interrogatories and document request, a demonstration of its commitment to compliance with the current and developing consumer genomic regulatory environment.

Following discussions with the staff, on October 26, 2012, in order to resolve this matter, the Company entered into a proposed consent decree with the Federal Trade Commission with regard to the FTC’s investigation. The proposed order is subject to approval by the Commissioners of the FTC.

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

In spite of the challenges of 2012, we raised $1,504,000 in additional equity to meet our continuing needs. We believe continued interest by investors in a difficult economy indicate the strength of the future of the Company’s science, products and strategic focus.

In addition to added equity capital, the Company received $500,000 in funds in February 2012 from the licensing and distribution agreement related to GeneWize and $500,000 from the sale of GeneWize. Proceeds from the sale of GeneWize and related licensing and distribution agreements were invested in infrastructure support for what the Company expects will be new levels of sales in 2013. The Company has made continued investments in its information technology infrastructure and will focus on ensuring sufficient and efficient production capacity is available to support increased volumes. The investment in production infrastructure should help increase per-unit product margins as Company volume grows.

With new and reinvigorated market partners as well as new products and market opportunities, the Company believes 2013 presents new opportunities to grow in a developing marketplace of consumer genomics.

Results of Operations

COMPARISON OF FISCAL YEAR ENDED DECEMBER 31, 2012 TO FISCAL YEAR ENDED DECEMBER 31, 2011.

Assets

The Company’s assets decreased by $1,324,864 from $ 2,779,665 to $1,454,801 due largely to the sale of Genewize in 2012 combined with decreases in inventory and cash. Inventory decreased as manufacturing moved in-house and the Company gained tighter control over its ordering and usage. Cash decreased due to the continuing losses from operations.

Liabilities

The Company’s liabilities decreased $144,504 from $4,260,658 to $4,116,154, primarily due to the sale of Genewize which reduced liabilities by approximately $554,000. This decrease was partially offset by increased deferred licensing fees related to the licensing of Genewize sales and the increases in accrued interest increased related to the convertible notes. At December 31, 2012, the amount reflected on the Company’s balance sheet for the Convertible Notes was $1,089,547, which is net of unamortized warrant and beneficial conversion discounts totaling $160,453. The face value of the notes is $1,250,000.

Equity

The Company raised additional funds through fundraising efforts during the year ended December 31, 2012 and 2011. The Company realized $1,504,000 and $2,299,320 from the sale of common stock during the year ended December 31, 2012 and 2011, respectively.

Revenues

The Company’s revenues decreased from $4,684,577 in 2011 to $ 2,136,142 in 2012, a decrease of $2,548,435, or 54%.

The decrease is primarily due to the sale of GeneWize and the conversion to a wholesale business model in February 2012 which reduced pricing of products from retail to wholesale levels, accounting for virtually all of the revenue reduction. In addition, GeneWize, our primary market partner, experienced a reduction in product sales as its marketing affiliates experienced additional uncertainties relating to the sale. Also the Company continued to feel the impact of consumer responses toward the Company’s premium-priced product in the context of ongoing public concerns of the overall economy.

Cost of Goods Sold

Cost of goods sold decreased from $1,734,831 in 2011 to $1,671,459 in 2012, a decrease of $63,372 or 4%. This decrease closely parallels the decrease in physical sales volumes.

Gross Margin

Gross margin decreased from $2,949,746 in 2011 to $464,683 in 2012 due to the reduction to wholesale product pricing combined with the increased cost of sales from lab tests and start-up on in-house manufacturing.

Operating Expenses

Operating expenses decreased from $6,516,361 in 2011 to $3,933,680 in 2012, a reduction of $2,582,680 or 40%. The most significant expense reductions were due to the sale of Genewize, including $1,429,130 in reduced commissions, $396,883 in reduced salaries and benefits and a reduction $175,708 in credit card transaction fees from 2011 to 2012. Legal costs fees related to the costs of complying with requests by regulatory authorities, while still significant, decreased by approximately $375,000 in 2012.

Losses

The Company continued to incur operating losses from unsupported corporate overhead costs of GeneLink. The Company had net operating losses in 2012 in the amount of $3,468,997, a decrease of $ 97,618 or 3% from 2011 operating losses. $292,525 and $ 356,925 resulted from non-cash charges relating to the granting of options in 2012 and 2011, respectively. Net losses for 2012 in the amount of $3,051,747 decreased by $778,449 or 20% from 2011, primarily due to gains on the sale of GeneWize and settlement of a lawsuit combined with the reduction in the operating loss.

Segment Operating Results

In 2011 and prior, the Company distinguished its two main operating segments by entity and the types of products they sell. GeneLink developed and manufactured genetically customized supplements and skin care products for sale in a variety of market channels. GeneWize was the marketing subsidiary which sold GeneLink’s products in the multi-level direct selling channel. Genewize was sold to Capsalus Corporation on February 10, 2012. For 2012, the Company only operates in one segment following the sale.

The following table sets forth certain financial information for our segments for the years ended December 31, 2012 and December 31, 2011.

	GeneLink	GeneWize	Inter- Segment	Total
Year Ended December 31, 2012
Revenue	$1,785,346	$520,098	$(169,302)	$2,136,142
Less: Intersegment revenue	(169,302)		169,302	-
Revenue from external customers	$1,552,010	$520,098	-	$2,136,142

Net Loss	$(2,975,518)	$(76,229)	-	$(3,051,747)

Depreciation and amortization	$169,048	$5,945	-	$174,993

Capital expenditures	$241,966	-	-	$241,966

Segment Assets at 12/31/2012	$1,454,801	-	-	$1,454,801

Year Ended December 31, 2011
Revenue	$1,879,441	$4,661,886	$(1,856,749)	$4,684,577
Less: Intersegment revenue	(1,856,749)		$1,856,749	-
Revenue from external customers	$22,692	$4,661,886	-	$4,684,577

Net Loss	$(3,153,389)	$(676,807)	-	$(3,830,196)

Depreciation and amortization	$51,104	$83,673	-	$134,777

Capital expenditures	$41,355	-	-	$41,355

Segment Assets at 12/31/2011	$2,304,929	$585,692	-	$2,779,665

Liquidity and Capital Resources

For 2012, the Company’s primary liquidity requirement was the funding of the Company’s corporate overhead and improvements in the Company’s infrastructure. In addition to funding operations, the development of an in-house manufacturing facility and the facilities lease entered into on December 30, 2011 required approximately $240,000 in leasehold improvements and equipment purchases in the first half of 2012.

In 2012, the Company raised $1,504,000 from the issuance of common stock. In addition, during 2012 the Company received $1.0 million in cash payments related to license fees and proceeds from the sale of GeneWize and collected approximately $165,000 in payments related to the sale of GeneWize.

On December 31, 2012, the Company’s cash and cash equivalents amounted to $158,468 as compared to $740,769 at December 31, 2011, a decrease of $582,301. During 2012, the Company’s operating activities utilized $2,383,607 as compared to utilizing $2,901,093 in 2011, a decrease of $517,486. Cash utilized during these periods resulted from the Company’s net losses for such periods.

Investing activities provided $297,306, as compared to utilizing $41,327 in 2011. Financing activities provided $1,504,000 in 2012 as compared to providing $3,253,890 in 2011, through issuance of common stock less cash costs associated with such offerings.

The Company believes that it needs approximately $1,500,000 of working capital for the balance of 2013 to fund the Company’s sales and marketing efforts and infrastructure improvement, product development, partner support efforts and to pay existing obligations. If the Company cannot obtain this required financing, it is unlikely that the Company will be able to fully implement its business plan.

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

ITEM 8.           FINANCIAL STATEMENTS AND SUPPLEMENTS

39

REPORT OF INDEPENDENT REGISTERED CERTIFIED PUBLIC ACCOUNTING FIRM

Board of Directors

GeneLink, Inc.

Orlando, FL

We have audited the accompanying consolidated balance sheets of GeneLink, Inc., (the Company) as of December 31, 2012 and 2011, and the related consolidated statements of operations, changes in stockholders’ deficit, and cash flows for each of the two years in the period ended December 31, 2012. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of GeneLink, Inc. at December 31, 2012 and 2011, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 2012, in conformity with accounting principles generally accepted in the United States.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company incurred significant net losses in 2012 and 2011, has a working capital deficit and a significant accumulated deficit. These items raise substantial doubt as to the Company’s ability to continue as a going concern. Management's plans in regard to these matters are discussed further in Note 13. These consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Respectfully submitted,

Savannah, GA

March 29, 2013

GENELINK, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2012	2011

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$158,468	$740,769
Accounts Receivable, net	77,966	235,458
Inventory	393,588	562,191
Prepaid Expenses	50,258	244,248
Current portion of Prepaid Sales Incentive	92,000	76,667
Total Current Assets	772,280	1,859,333

Property and Equipment	257,769	167,812
Prepaid Sales Incentives	291,330	383,333
Intangible Assets	54,905	235,587
Loan Costs, net of accumulated amortization of $154,100 and $108,544	58,703	104,257
Other Assets	19,814	29,343

Total Assets	$1,454,801	$2,779,665

LIABILITIES AND SHAREHOLDERS EQUITY
CURRENT LIABILITIES
Accounts payable	$1,019,372	$1,370,849
Accrued interest	463,815	304,457
Accrued compensation	34,698	94,188
Other accrued expenses	139,827	103,370
Deferred revenue	21,352	208,279
Advances from purchaser of subsidiary	-	204,500
Current portion of deferred revenue-license fees	150,000	-
Due to shareholder	10,000	10,000
Total current liabilities	1,839,064	2,295,643

Non-refundable advance deposit for licensing agreement	725,043	750,000
Deferred revenue – license fees	462,500	250,000
Convertible notes payable, net of discounts – related parties	1,089,547	965,015

Total Liabilities	4,116,154	4,260,658

STOCKHOLDERS’ DEFICIT
Common stock, par value $0.01 per share; authorized 350,000,000 shares; issued: 257,711,181 and 204,944,485 shares; outstanding: 253,352,022 and 200,585,326 shares	2,577,112	2,049,448
Additional paid in capital	22,925,832	21,582,109
Accumulated deficit	(27,612,062)	(24,560,315)
Treasury stock, 4,359,159 shares, at cost	(552,235)	(552,235)
Total stockholders’ deficit	(2,661,353)	(1,480,993)

Total liabilities and stockholders’ deficit	$1,454,801	$2,779,665

See Notes to Consolidated Financial Statements

GENELINK, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2012	2011

Revenues	$2,136,142	$4,684,577

Cost of goods sold	1,671,459	1,734,831

Gross profit	464,683	2,949,746

Operating Expenses:
Selling, general and administrative	3,442,362	6,247,084
Research and development	250,808	134,500
Depreciation and amortization	174,993	134,777
Loss on abandonment of patents	65,517	-

	3,933,680	6,516,361

OPERATING LOSS	(3,468,997)	(3,566,615)

OTHER INCOME (EXPENSE)
Gain on sale of subsidiary	669,054	-
Gain on settlement of lawsuit	77,742	-
Interest expense	(331,085)	(265,814)
Interest income	1,539	2,233

	417,250	(263,581)

NET LOSS	$(3,051,747)	$(3,830,196)

Loss per common share – basic and diluted	$(0.01)	$(0.02)

Weighted average common shares – basic and diluted	214,447,037	180,567,494

See Notes to Consolidated Financial Statements

GeneLink, Inc. and SubsidiarIES

Consolidated Statements of Stockholders' Deficit

Years Ended December 31, 2012 and 2011

	COMMON STOCK		ADDITIONAL PAID IN	ACCUMULATED	TREASURY
	SHARES	AMOUNT	CAPITAL	DEFICIT	STOCK	TOTAL

Balance, January 1, 2011	155,373,185	1,553,735	18,938,762	(20,730,119)	(552,235)	(789,857)

Issuance of common stock pursuant to private placement offerings, net of offering costs	48,770,000	487,700	1,811,620	–	–	2,299,320
Exercise of stock options and warrants	501,300	5,013	(4,943)	–	–	70
Stock-based compensation	–	–	356,925	–	–	356,925
Issuance of common stock for services	300,000	3,000	19,745	–	–	22,745
Issuance of stock warrants for license and distribution agreement	–	–	460,000	–	–	460,000
Net loss	–	–	–	(3,830,196)	–	(3,830,196)

Balance, December 31, 2011	204,944,485	$2,049,448	$21,582,109	$(24,560,315)	$(552,235)	$(1,480,993)

Issuance of common stock pursuant to private placement offerings, net of offering costs	52,500,000	525,000	979,000	-	-	1,504,000
Exercise of stock options and warrants	28,160	282	(282)	-	-	-
Stock-based compensation	-	-	292,525	-	-	292,525
Issuance of common stock for services	1,497,226	14,973	59,889	-	-	74,862
Other adjustments	(1,258,690)	(12,591)	12,591	-	-	-
Net loss	-	-	-	(3,051,747)	-	(3,051,747)
Balance, December 31, 2012	257,711,181	$2,577,112	$22,925,832	$(27,612,062)	$(552,235)	$(2,661,353)

See Notes to Consolidated Financial Statements

GENELINK, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(3,051,747)	$(3,830,196)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	174,993	134,777
Depreciation included in cost of goods sold	38,003	-
Amortization of debt discounts	124,533	113,649
Amortization of loan origination costs	45,554	41,565
Common stock issued for services	74,862	22,745
Gain on sale of subsidiary	(669,054)	-
Gain on settlement of lawsuit	(77,772)	-
Loss on abandonment of patents	65,517
Amortization of prepaid sales incentives	76,670
Amortization of customer deposit	(24,957)
Amortization of deferred license fees	(137,500)
Stock-based compensation	292,525	356,925
Changes in assets and liabilities:
Accounts receivable	(74,789)	70,166
Inventory	170,770	(338,495)
Prepaid expenses	128,836	(157,693)
Other assets	9,536	4,100
Accounts payable and accrued expenses	34,375	492,404
Accrued compensation	(3,781)	(113,652)
Deferred revenue	(80,181)	52,612
Deferred revenues – license fees	500,000	250,000

Net cash used in operating activities	(2,383,607)	(2,901,093)

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(241,966)	(41,327)
Proceeds from sale of subsidiary, net of cash transferred	539,272	-
Long-term receivable related to sale of subsidiary, net	(164,358)	-
Collections on receivable from sale of subsidiary	164,358	-
Net cash provided (used) in investing activities	297,306	(41,327)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from advances from purchaser	0	204,500
Proceeds from issuance of common stock and warrants, net	1,504,000	2,299,320
Proceeds from exercise of stock options	0	70
Proceeds from non-refundable advance deposit	0	750,000

Net cash provided by financing activities	1,504,000	3,253,890

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(582,301)	311,470
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	740,769	429,299

CASH AND CASH EQUIVALENTS, END OF PERIOD	$158,468	$740,769

SUPPLEMENTARY DISCLOSURES OF CASH FLOW INFORMATION
Cash payments for interest	$1,642	$4,752
Conversion of accrued consulting fees to common stock	$0	$90,000
Issuance of warrants in exchange for prepaid sales incentives	$0	$460,000

See Notes to Consolidated Financial Statements

GENELINK, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2012 AND 2011

Note 1.	Organization

The Company is a genetics-based, personal healthcare firm that has developed DNA assessments measuring personal DNA tendencies that can have a significant impact on overall wellness of an individual client or customer. These small differences in DNA, called SNP’s (“snips”) can indicate genetic variants that may not be performing at optimal levels and can be linked to aging and other wellness issues. GeneLink scientists use the DNA assessments information on each client and then formulate products to optimize health and wellness within the normal ranges. As discussed further in Note 11, the Company divested its interest in its wholly-owned subsidiary, GeneWize Life Sciences, Inc. (“GeneWize”), effective February 10, 2012 as part of a strategic realignment of its business to offer its products through third-party market partners, and to refocus efforts on research, development and manufacturing of custom products for those market partners.

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

Cash and cash equivalents:

Highly liquid instruments purchased with a maturity of three months or less are considered to be cash equivalents. At times, cash and cash equivalents may exceed federally insured limits. The Company has not experienced any losses on such accounts. All non-interest bearing cash balances were fully insured at December 31, 2012 due to a temporary federal program in effect from December 31, 2010 through December 31, 2012. Under the program, there is no limit to the amount of insurance for eligible accounts. Beginning 2013, insurance coverage will revert to $250,000 per depositor at each financial institution, and the Company's non-interest bearing cash balances may again exceed federally insured limits. The Company had $381,277 of interest-bearing amounts on deposit in excess of federally insured limits at December 31, 2011 and no excess of interest-bearing amounts on deposit in excess of federally insured limits at December 31, 2012.

Accounts Receivable:

Trade accounts receivable primarily represent amounts due from distributors of our products. The company performs credit evaluations of each customer on an ongoing basis and generally does not require collateral or charge interest or fees on balances. As of December 31, 2012 and 2011, the Company has not recorded an allowance for doubtful accounts as management determined all amounts are collectible.

Inventory:

Inventory is valued at the lower of cost (using the first-in, first-out method) or market. Inventory consists primarily of raw materials for the custom nutritional and skincare products sold by the Company. Cost is determined on a specific identification basis. Work in process and finished goods inventory are insignificant in relation to the raw material inventory since production process is short and goods are manufactured to order and shipped shortly after completion. The cost of finished goods inventory includes the cost of materials, third-party contract manufacturing and overhead. In the event that the Company identifies excess, obsolete or unsalable inventory, its value is written down to net realizable value.

Property and equipment:

Property and equipment are stated at cost. Expenditures for maintenance and repairs are charged against operations. Renewals and betterments that materially extend the life of the assets are capitalized. Depreciation is computed using the straight-line method over the estimated useful lives or the lesser of the expected life or term of the lease as to leasehold improvements as noted below:

Office furniture and equipment	3 - 5 years
Equipment	3 - 5 years
Leasehold improvements	5 years
Software	3 – 5 years

Intangible Assets:

Intangible assets include costs incurred to apply and obtain patents for its products. Patents are amortized upon approval by regulatory authorities over the estimated useful life of the asset, generally fifteen years on a straight-line basis.

Deferred Loan Costs:

Loan acquisition costs are amortized over the term of the debt using the effective interest method.

Long lived assets:

The Company reviews its long-lived assets and certain identifiable intangibles for impairment whenever events or changes indicate that the carrying amount of an asset may not be recoverable. An impairment loss would be recognized when estimated future cash flows expected to result from the use of an asset and its eventual disposition is less than its carrying amount. The Company recorded $65,517 of impairment loss from abandonment of patents in the year ended December 31, 2012 and had not identified any such impairment losses during the year ended December 31, 2011.

Revenue recognition:

The Company recognizes revenues from the sales of products upon shipment. Revenue is recognized when there is persuasive evidence of an arrangement, delivery has occurred and title and risk of loss have transferred to the customer, the sales price is determinable and collectability is reasonably assured.

For direct sales to consumers by the Company’s subsidiary, GeneWize, prior to its sale in 2012, revenue was reduced for refunds on certain products during the trial period which is the first 60 days after the initial order is shipped. The Company recorded a reserve for refunds based on historical refunds provided to customers which is recorded as a reduction of revenue and is included in accrued expenses on the accompanying balance sheet. The Company received advance payments from these consumer sales which was recorded as deferred revenue until shipment occurs.

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

Advertising

The Company expenses advertising when incurred. Advertising expense was $28,924 and $57,825 for the years ended December 31, 2012 and 2011, respectively.

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

The Company estimates the fair value of each option award issued under its stock option plans on the date of grant using a lattice option-pricing model that uses the following assumptions:

a)	The Company estimates the volatility of its common stock at the date of grant based on the historical volatility of its common stock for a period commensurate with the expected life. These historical periods may exclude portions of time when unusual transactions occurred.b)
b)	The Company determines the expected life based on historical experience with similar awards, giving consideration to the contractual terms, vesting schedules and post-vesting forfeitures.
c)	For shares that vest contingent upon achievement of certain performance criteria, an estimate of the probability of achievement is applied in the estimate of fair value. If the goals are not met, no compensation cost is recognized and any previously recognized compensation cost is reversed.
d)	The Company has never paid any cash dividends on its common stock and does not anticipate paying any cash dividends in the foreseeable future.
e)	The risk-free interest rate is based upon a treasury security with a maturity comparable to the contractual term of the options.

In addition, the Company separates the grants into homogeneous groups and analyzes the assumptions for each group and computes the expense for each group utilizing these assumptions.

	Assumptions for Awards Granted in Years Ended December 31,
	2012	2011

Expected volatility	180-182%	144-203%
Risk-free interest rate	4.50%	4.5-5.0%
Expected dividend yield	0%	0%
Expected life in years	5.0-10.0	5.0 – 10.0

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

The following common stock equivalents are excluded from the loss per share calculation as their effect would have been antidilutive:

	Year Ended December 31,
	2012	2011

Options	21,980,833	19,631,833
Warrants	24,248,042	22,552,458
Debt conversion shares	16,794,583	15,544,583
Debt conversion warrants	1,875,000	1,875,000

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

The Company identifies and evaluates uncertain tax positions, if any, and recognizes the impact of uncertain tax positions for which there is a less than more-likely-than-not probability of the position being upheld when reviewed by the relevant taxing authority. Such positions are deemed to be unrecognized tax benefits and a corresponding liability is established on the balance sheet. The Company has not recognized a liability for uncertain tax positions. If there were an unrecognized tax benefit, the Company would recognize interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. The Company’s remaining open tax years subject to examination by the Internal Revenue Service include the years ended December 31, 2008 through December 31, 2012.

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2012. The Company uses the market approach to measure fair value of its Level 1 financial assets. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities.

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

The Company’s ability to be competitive will depend, in significant part, on its success in recruiting and retaining market partners through the maintenance of an attractive product portfolio and other incentives. The Company cannot ensure that its programs for recruitment and retention of partners will be successful, and if they are not, the Company’s financial condition and operating results would be harmed.

The Company sells its products through a limited number of distributors. Certain of these distributors, together with entities under their common control, each individually accounted for greater than 10% of total revenues and greater than 10% of accounts receivable as follows: Revenues for 2012 and accounts receivable as of December 31, 2012 from GeneWize, our former subsidiary were $1,476,000 and $77,811, respectively which accounted for 69% of our net sales for the year and 100% of our outstanding accounts receivable at year end. No other customers were more than 10% of sales and revenues generated outside the United States were less than 10% of total revenues for all years presented.

The Company relies entirely on a limited number of third parties to supply raw materials, manufacture our products and perform laboratory tests on the Company’s behalf. In the event any of the Company’s third party suppliers, manufacturers or laboratories was to become unable or unwilling to continue to provide the Company with services and products in required volumes and at suitable quality levels, the Company would be required to identify and obtain acceptable replacement sources.

Recent accounting pronouncements

In July 2012, the Financial Accounting Standards Board ompleted an accounting standards update entitled "ASU 2012-02, Intangibles - Goodwill and Other" that revises the requirements around how entities test indefinite-lived intangible assets, other than goodwill, for impairment. The guidance will allow entities to first assess qualitative factors to determine whether it is necessary to perform a quantitative impairment test. If entities determine, on the basis of qualitative factors, that the fair value of the indefinite-lived intangible asset is more likely than not greater than the carrying amount, a quantitative calculation would not be needed. The Company will adopt this standard in the first quarter of 2013 and does not expect the adoption of this standard to have an impact on its consolidated financial statements.

Note 3.	Property and Equipment

Property and equipment consisted of the following:

	December 31,
	2012	2011

Office furniture and equipment	$4,135	$85,651
Machinery & equipment	288,105	301,091
Leasehold improvements	169,629	6,781
Software	21,946	343,902
Less accumulated depreciation	(226,046)	(569,613)
	$257,769	$167,812

Depreciation expense was $98,258 and $129,707 for the years ended December 31, 2012 and 2011, respectively. For the year ended December 31, 2012, $38,003 of depreciation was included in cost of goods sold. No depreciation expense was included in cost of goods sold for the year ended December 31, 2011 as manufacturing operations were contracted to a third party vendor.

Note 4.	Intangible Assets

Intangible assets consisted of the following:

	December 31,
	2012	2011
Patents approved	$77,574	$70,556
Patents pending	115,237	188,298
Less accumulated amortization	(137,906)	(23,267)
	$54,905	$235,587

Amortization expense related to patents was $114,738 and $5,070 for the years ended December 31, 2012 and 2011, respectively. 2012 amortization expense includes a charge of $106,000 related to accelerated amortization as a result in the change of estimated useful lives of certain patents. In addition, $65,517 in patent costs were written off in the year ended December 31, 2012 due to impairment of their estimated future value.

The future estimated amortization expense on patents and other intangible assets that will be charged to operations as of December 31, 2012 is as follows:

Year ending
December 31,
2013	$11,901
2014	9,190
2015	8,235
2016	7,697
2017	2,758
Thereafter	15,124
$54,905

Note 5.	Income Taxes

Because of the Company's history of net operating losses, it has not paid income taxes since its inception and the Company had no material unrecognized tax benefits that could affect the Company's financial statements as of December 31, 2012 or 2011. The Company's deferred tax assets primarily consist of net operating loss, or NOL, carryforwards, stock compensation items and deferred revenue. Realization of deferred tax assets is dependent upon a number of factors, including future earnings

Components of deferred tax assets (liabilities) are as follows:

	December 31,
	2012	2011
Stock compensation	$691,200	$713,900
Other components	14,000	137,200
Net operating loss carryforwards	7,075,600	7,826,700
	7,780,800	8,677,800
Valuation Allowance	(7,780,800)	(8,677,800)
	$-	$-

The reconciliation of income tax attributable to operations computed at the United States federal statutory rate and the actual tax provision of zero results primarily from the change in the valuation allowance.

As of December 31, 2012, the Company had net operating loss carry forwards for federal and state income tax purposes of approximately $19,748,000, which expire in various amounts between 2018 and 2032. A portion of the net operating loss carryforwards may be subject to certain limitations of the Internal Revenue Code section 382 which would restrict the annual utilization in future periods due to changes in ownership in prior periods. The Company has evaluated its ability to realize the deferred tax assets on its balance sheet and has established a valuation allowance at December 31, 2011 and 2012. The valuation allowance decreased by $897,000 during 2012 primarily due to the sale of GeneWize and its related tax loss carryforward.

Note 6.	Stockholders' Equity

Common Stock

During 2012, the Company sold an aggregate of 52,500,000 of shares of Common Stock in private placement offerings, at a price of $0.03 per share for net proceeds of $1,504,000. Costs incurred in the offerings were $71,000. The Company issued warrants to purchase 5,041,667 shares of Common Stock at an exercise price of $0.03 per share to First Equity Capital Securities, Inc., as placement agent. Kenneth R. Levine, a holder of more than five percent of the equity securities of the Company, is an officer and owner of First Equity Capital Securities, Inc. and a member of the Scientific Advisory Board.

During 2012, 400,000 warrants were issued as partner incentives to Joel Guerin in connection with the Company’s distribution agreement with geneME.

During 2011, the Company sold an aggregate of 48,770,000 of shares of Common Stock in private placement offerings, at a price of $0.05 per share for net proceeds of $2,299,320. Costs incurred in the offerings were $139,180. The Company issued warrants to purchase 3,104,500 shares of Common Stock at an exercise price of $0.05 per share to First Equity Capital Securities, Inc., as placement agent. Kenneth R. Levine, a holder of more than five percent of the equity securities of the Company, is an officer and owner of First Equity Capital Securities, Inc. and a member of the Scientific Advisory Board.

As discussed in Note 11, during 2011 the Company issued 8,000,000 non-performance warrants in connection with the license and distribution agreement.

The Company issued 1,497,226 shares of common stock for services rendered, valued at $74,862 for the year ended December 31, 2012. The Company issued 300,000 shares of common stock for services rendered, valued at $22,745 for the year ended December 31, 2011.

Warrants

Warrants outstanding as of December 31, 2012 are as follows:

Warrant Description	Shares	Exercise Price	Expiration Date

Placement Agent Fees	12,490,542	$0.03-$0.15	2013-2017
Partner performance warrants	400,000	$0.05	2017
License fees	8,000,000	$0.10-$0.45	2016
Private Placement warrants	3,357,500	$0.10-$0.15	2013-2016
Total warrants	24,248,042

The following table summarizes the activity of the stock warrants outstanding for the years ended December 31, 2011 and 2012:

Shares Under Warrant

Balance, January 1, 2011	13,087,958
Warrants Issued	11,104,500
Warrants Exercised	(1,640,000)
Warrants Expired	-
Balance, December 31, 2011	22,552,458
Warrants Issued	5,441,667
Warrants Exercised	(100,000)
Warrants Expired	(3,646,083)
Balance, December 31, 2012	24,248,042

During 2012, 100,000 warrants were exercised for 28,160 common shares.

Stock Option Plans

In 2007, the Company adopted a stock options plan (the “2007 Plan”) that provides for the grant of incentive stock options and nonqualified stock options, and reserved 6,000,000 shares of the Company’s Common Stock for future issuance under the 2007 Plan. The option price must be at least 100% of market value at the date of the grant and the options have a maximum term of 10 years. Options granted vest over varying terms at the discretion of the Board. The Company typically grants selected key employees, Board members and consultants to the Company awards. As of December 31, 2012, options to purchase 5,050,000 shares of common stock were vested and exercisable under the 2007 Plan.

On June 1, 2009, the Company adopted a stock option plan (the “2009 Plan”) that provides for the grant of incentive stock options and nonqualified stock options, and reserved 6,000,000 shares of the Company’s Common Stock for future issuance under the 2009 Plan. The option price must be at least 100% of market value at the date of the grant and the options have a maximum term of 10 years. Options granted vest over varying terms at the discretion of the Board. The Company typically grants stock options to selected key employees, Board members and consultants to the Company. As of December 31, 2012, options to purchase 3,906,250 shares of common stock were vested and exercisable under the 2009 Plan.

On May 20, 2011, the Company adopted a stock option plan (the “2011 Plan”) that provides for the grant of incentive stock options and nonqualified stock options, and reserved 10,000,000 shares of the Company’s Common Stock for future issuance under the 2011 Plan. The option price must be at least 100% of market value at the date of the grant and the options have a maximum term of 10 years. Options granted vest at the discretion of the Board, typically over a three year period or based on achievement of performance criteria. The Company typically grants stock options to selected key employees, Board members and consultants to the Company. As of December 31, 2012, options to purchase 2,674,375 shares of common stock were vested and exercisable under the 2011 Plan.

In addition, the Board has, from time to time granted stock options outside of the above named plans (“Board-designated options”). At December 31, 2012 and December 31, 2011, 4,945,833 shares were outstanding under Board-designated options. As of December 31, 2012, options to purchase 4,350,000 shares of common stock were vested and exercisable under the Board-designated options.

The average fair value of options granted at market during 2012 and 2011 was $0.04 and $0.09 per option, respectively. The aggregate intrinsic value of the outstanding options at December 31, 2012 was $0.

The following table summarizes activity of the stock options outstanding for the years ended December 31, 2012 and 2011:

	Shares Under Option	Weighted Average Exercise Price
Balance, January 1, 2011	15,682,833	$0.13
Options granted at market	4,900,000	0.09
Options exercised	(1,000)	0.07
Options forfeited or expired	(950,000)	0.08

Balance, December 31, 2011	19,631,833	0.12
Options granted at market	3,060,000	0.04
Options forfeited or expired	(711,000)	0.08

Balance, December 31, 2012	21,980,833	$0.11

Of the 21,980,833 options outstanding at December 31, 2012, 15,980,625 are vested and exercisable. At December 31, 2012, the weighted average exercise price of vested options outstanding was $0.11, the weighted average remaining contractual term (in years) was 6.04 and the aggregate intrinsic value was $0.

A summary of the non-vested shares as of December 31, 2012 and changes during the year ending December 31, 2012 and 2011 is presented below:

	Non-Vested Shares	Weighted Average Grant- Date Fair Value
Non-vested at January 1, 2011	5,820,333	$0.19
Granted	4,900,000	0.08
Vested	(3,412,000)	0.16
Non-vested at January 1, 2012	7,308,333	$0.14
Granted	3,060,000	0.04
Vested	(4,118,125)	0.07
Cancelled	(250,000)	0.08
Non-vested at December 31, 2012	6,000,208	$0.07

As of December 31, 2012, the total future compensation cost related to non-vested awards expected to vest is estimated to be approximately $323,400, $94,275 and $22,463 for the years ending December 31, 2013, 2014, and 2015 respectively.

The total fair value of shares vested during the years ended December 31, 2012 and 2011 was approximately $302,525 and $552,935, respectively.

No tax benefit was recognized related to share-based compensation expense since the Company has never reported taxable income and has established a full valuation allowance to offset all of the potential tax benefits associated with its deferred tax assets.

Note 7.	Leases

The Company leases its office space and manufacturing facility under various operating leases which have terms expiring on various dates from 2012 through 2017.

Future minimum lease payments with terms in excess of one year as of December 31, 2012 are as follows:

Year ending
December 31,
2013	$202,404
2014	208,476
2015	214,730
2016	221,172
2017	93,287
$940,069

Rent expense during the years ended December 31, 2012 and 2011 was approximately $135,680 and $64,900, respectively.

Note 8.	Convertible Notes Payable – Related Parties

In February 2009, the Company entered into Convertible Note agreements (the “Convertible Notes”) with a limited number of accredited investors who are shareholders of the company. Pursuant to the Convertible Notes, the Company sold an aggregate of $1,250,000 in principal and 1,875,000 warrants (the “2009 Note Warrants”) to purchase shares of the Company’s common stock. The Convertible Notes are payable in full on February 26, 2014 and incurred simple interest, payable monthly, at the rate of 8.0% per year through February 26, 2011, and thereafter incur simple interest at the rate of 10.0% per year through maturity. The Convertible Notes may only be prepaid upon approval of the holders and are convertible at the option of the holders. A mandatory conversion of the Convertible Notes will occur if the closing price of the Company’s Common Stock is at least $0.50 per share for 30 consecutive trading days. The conversion price on the Convertible Notes is $0.10 per share, subject to adjustment under standard anti-dilution provisions, as defined in the agreements.

The 2009 Note Warrants are exercisable at any time at an exercise price of $0.11 per share and expire on February 26, 2014. The 2009 Note Warrants become immediately exercisable upon the occurrence of a Change in Control Event, as defined in the warrant agreement. The 2009 Note Warrants contain a cashless exercise provision.

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

The proceeds from the Convertible Notes have been discounted for the relative fair value of the 2009 Note Warrants of $166,395, which was recorded as additional paid-in capital. The warrant discount is being amortized over the life of the Convertible Notes using the effective interest method. For the years ended December 31, 2011 and 2012, $34,248 and $37,536 of the warrant discount was amortized to interest expense, respectively. The total fair value allocated to the Convertible Notes was $1,083,605, of which $406,395 was allocated to a beneficial conversion feature (“BCF”) and was recorded in additional paid-in capital. A BCF is recorded as a debt discount when the consideration allocated to the convertible security, divided by the number of common shares into which the security converts, is below the fair value of the common stock at the date of issuance of the convertible instruments. The BCF is being amortized to interest expense over the life of the Convertible Notes using the effective interest method. Amortization of the BCF amounted to $79,379 and $86,997 during the years ended December 31, 2011 and 2012, respectively.

The Company paid $80,000 cash to the placement agent in conjunction with the Convertible Notes issuance. The placement agent also received 1,265,000 warrants at an exercise price of $.11 per share as additional compensation. The fair value of the warrants issued to the placement agent totaled $132,800, the value of which, along with the $80,000 in cash, was recorded by the Company as debt issuance costs. The debt issuance costs are being amortized over the life of the Convertible Notes using the effective interest method. For the years ended December 31, 2011 and 2012, $41,565 and $45,554 of the debt issuance costs was amortized to interest expense. The remaining unamortized debt issuance costs balance was $104,256 and $58,703 for the years ended December 31, 2011 and 2012, respectively.

The total principal balance outstanding on the 2009 Notes was $1,250,000 at both December 31, 2011 and 2012. The total unamortized discounts resulting from the warrant and BCF were $284,985 and $160,453 at December 31, 2011 and 2012, respectively.

Note 9.	Related Party Transactions

Placement Agent Fees

As discussed in Note 7, in connection with private placement offerings of its common stock during 2012 and 2011, the Company paid its placement agent, a company owned by a more than 5% stockholder and officer of the Company, $71,000 and $78,720, respectively. In addition, during 2011 this placement agent was issued warrants to purchase 3,104,500 shares of Common Stock at an exercise price of $0.05 per share and during 2012 warrants to purchase 5,041,667 shares of Common Stock at an exercise price of $0.03 per share.

Consulting Fees

The Company entered into a consulting agreement with a shareholder and officer of the Company for scientific advisory services. The agreement provides for annual payments of $30,000, payable $2,500 per month. As of December 31, 2012, amounts owed to the shareholder were $2,500 and were included in accounts payable.

The Company also entered into a consulting agreement with a shareholder to provide strategic and business development assistance. The agreement provides for annual payments of $60,000 payable $5,000 per month. At December 31, 2012, amounts owed to the shareholder for consulting fees were $30,000 and were included in accounts payable. As of December 31, 2011, amounts owed to the shareholder for consulting fees were $59,861 and were included in accounts payable. On March 2, 2012, the shareholder converted the amounts owed as of such date for accrued fees to 1,197,220 shares of common stock.

Due to Shareholder

A shareholder advanced the Company $10,000 which was due as of December 31, 2012 and 2011. Such advance does not bear interest and is due upon demand.

Note 10.	Segment Information

In 2011 and 2012, the Company distinguished its two main operating segments by entity and the types of products they sell. GeneLink develops and manufactures genetically customized supplements and skin care products for sale in a variety of market channels. GeneWize was the marketing subsidiary which sells GeneLink’s products in the multi-level direct selling channel. As noted in Note 11, GeneWize was sold on February 10, 2012. Subsequent to the sale of GeneWize, the company only operates in one reporting segment. The following table sets forth the net revenues, operating expenses and pre-tax earnings of our segments for the years ended December 31, 2012 and 2011

	GeneLink	GeneWize*	Inter-Segment	Total

Year Ended December 31, 2012
Revenue	$1,785,346	$520,098	$(169,302)	$2,136,142
Less: Intersegment revenue	(169,302)		169,302	-
Revenue from external customers	$1,616,044	$520,098	-	$2,136,142

Net Loss	$(2,975,518)	$(76,229)	-	$(3,051,747)

Depreciation and amortization	$169,048	$5,945	-	$174,993

Capital expenditures	$241,966	-	-	$241,966

Segment Assets at December 31, 2012	$1,454,801	-	-	$1,454,801

Year Ended December 31, 2011
Revenue	$1,879,441	$4,661,886	$(1,856,749)	$4,684,577
Less: Intersegment revenue	(1,856,749)		$1,856,749	-
Revenue from external customers	$22,692	$4,661,886	-	$4,684,577

Net Loss	$(3,153,389)	$(676,807)	-	$(3,830,196)

Depreciation and amortization	$51,104	$83,673	-	$134,777

Capital expenditures	$41,355	-	-	$41,355

Segment Assets at December 31, 2011	$2,304,929	$585,692	-	$2,779,665

*2012 amounts are for the period from January 1, 2012 through the sale on February 10, 2012

Note 11:	Sale of Subsidiary and Licensing Agreements

On October 13, 2011, the Company entered into a Stock Purchase Agreement (the “Stock Purchase Agreement”) with Capsalus Corp. (“Capsalus”), pursuant to which the Company agreed to sell 100% of the stock of its wholly-owned subsidiary, GeneWize Life Sciences, Inc. (“GeneWize”). The Stock Purchase Agreement provided for a purchase price of $500,000 payable at the closing, plus an earn-out of between $1.5 million and $4.5 million, subject to the performance of GeneWize after the closing. The earn-out amount is calculated as the greater of $25,000 per month or 10% to 15% of GeneWize monthly gross revenues, payable monthly through April, 2017. The effective date of the closing was February 10, 2012 which was the date final documents were completed following approval of the transaction by the shareholders of GeneLink. Due to continuing involvement with GeneWize subsequent to the sale, this transaction was not accounted for as a discontinued operation.

GeneLink recorded a gain on sale of subsidiary as of February 10, 2012. Consideration for the sale included the $500,000 cash received from Capsalus and an additional $39,272 for working capital. Additional consideration included the earn-out amount which was valued at $164,358, the Company’s estimate of net present value of probable cash collections under the agreement. The total consideration of $703,630 was offset by net liabilities and related costs of sale resulting in a gain on sale of $669,054.

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

On October 13, 2011, GeneLink entered into a License and Distribution Agreement (the “LDA”) with Gene Elite LLC (“Gene Elite”) which expires in 2017 with successive five-year renewal options provided Gene Elite meets sales and performance criteria. Pursuant to the LDA, GeneLink granted Gene Elite the exclusive right to sell certain skin care and nutrition products in the direct sales, multi- level marketing (MLM) and athletic formula channels. Pursuant to the LDA, the Company received $1,500,000 in license fees, of which $1,000,000 (the “Up-front fee”) was received during 2011 and $500,000 was received on February 10, 2012, the closing date of the sale of GeneWize. The LDA provides for $750,000 of the Up-front fee as a Nonrefundable Advance Deposit which accrues interest at 4% per year and will be paid through product credits or issuance of common stock at market price, at the discretion of Gene Elite. The remaining $750,000 of the license fees was recorded as “Deferred Revenue - License Fees” on the accompanying balance sheet, which will be recognized over the term of the LDA beginning on February 10, 2012. As of December 31, 2012 the remaining balance in deferred revenue was $612,500 and $137,500 of the deferred revenue has been amortized into revenue during 2012.

In connection with the LDA, GeneLink and Gene Elite entered into a Warrant Purchase Agreement dated October 13, 2011 pursuant to which GeneLink granted Gene Elite warrants to purchase (i) 6,000,000 shares of common stock of GeneLink at an exercise price of $0.10 per share and (ii) 2,000,000 shares of common stock of GeneLink at an exercise price of $0.45 per share (collectively, the “non-performance warrants”). In addition, and, subject to certain performance requirements being satisfied, Gene Elite was granted warrants to purchase 6,000,000 shares of common stock of GeneLink at an exercise price of $0.20 per share (the “performance warrants”). The 8,000,000 shares underlying the non-performance warrants, valued at $460,000 at issue date, are accounted for as “Prepaid Sales Incentives” on the accompanying balance sheet and will be amortized over the life of the licensing agreement. As of December 31, 2012, $383,330 of the prepaid sales incentive remained on the balance sheet as an asset and $76,670 was amortized into expense during 2012.

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

Through December 31, 2012, Capsalus has paid $165,900 of the earn-out amount. Capsalus has failed to pay any earn-out due subsequent to June 30, 2012. The Company is in discussions with Capsalus regarding this receivable.

Note 12. Contingencies

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

In the fourth quarter of 2012, we switched our provider of genetic testing laboratory services. Our former provider of genetic testing laboratory services claims that we owe it approximately $150,000 under our arrangement with such company due to the alleged failure to meet certain minimum volume requirements. We believe that we have valid defenses to these claims and do not owe our former laboratory such amounts.

In November 2012, we were sued in the Circuit Court for the 11th Judicial Circuit in and for Miami – Dade County, Florida by a former consultant, alleging breach of contract and unjust enrichment. In January 2013, we filed a motion to dismiss the complaint. The complaint that was filed does not state an amount that the former consultant is seeking from us. We believe that this amount is less than $25,000.

Note 13. Going Concern and Management’s Plans

The opinions of the Company’s independent registered public accounting firm on the audited financial statements as of and for the years ended December 31, 2012 and 2011 contain an explanatory paragraph regarding substantial doubt about the Company’s ability to continue as a going concern.

The Company has a working capital deficit of $1,066,784, has incurred recurring operating losses since inception including a loss of $3.0 million in 2012 and had an accumulated deficit at December 31, 2012 of $27,612,062. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

To execute the Company's growth plans, it may need to seek additional funding through public or private financings, including debt or equity financings, and through other means, including collaborations and license agreements. Additional financing may not be available when needed, or if available, the Company may not be able to obtain financing on favorable terms. The Company's ability to continue as a going concern is dependent upon the achievement of its marketing plans to enhance sales and its ability to raise capital. Management continues to work with existing market partners as well as pursuing additional distribution opportunities. Management also believes it has the opportunities before it to increase sales which will provide a foundation for raising additional capital. The Company’s financial statements have been prepared on the basis that it is a going concern, which assumes continuity of operations and the realization of assets and satisfaction of liabilities in the ordinary course of business. The financial statements do not include any adjustments that might result if the Company was forced to discontinue its operations.

Note 14. Subsequent Events

On January 28, 2013 GeneLink accepted the resignation of Susan Hunt as Interim Chief Financial Officer of the Company effective as of February 8, 2013. An interim Chief Financial Officer, Dr. Bernard L. Kasten, Jr., M.D. was appointed effective February 8, 2013.

In November 2012, we were sued in the Circuit Court for the 11th Judicial Circuit in and for Miami – Dade County, Florida by a former consultant, alleging breach of contract and unjust enrichment.  In January 2013, we filed a motion to dismiss the complaint.  The complaint that was filed does not state an amount that the former consultant is seeking from us.  Although we believe that this amount is less than $25,000, we are unable at this time to determine the amount alleged to be owed by us to the former consultant.  On March 14, 2013, the Court granted GeneLink’s Motion to Dismiss or in the Alternative a More Definite Statement. No additional amount has been accrued as of December 31, 2012 related to this suit.

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

With the participation of management, the Company’s Chief Executive Officer and the Chief Financial Officer evaluated the effectiveness of the design and operation of its disclosure controls and procedures at the conclusion of the fiscal quarter ended December 31, 2012. Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective in ensuring that material information required to be disclosed is included in the reports that it files with the Securities and Exchange Commission.

Change In Internal Controls over Financial Reporting

During the fiscal quarter ended December 31, 2012 there were no changes in our internal controls over financial reporting that we believe could materially affect, or is reasonably likely to affect, our internal controls over financial reporting.

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

Management assessed the Company’s internal control over financial reporting as of December 31, 2012 using the criteria for effective control over financial reporting established in “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management believes that, as of December 31, 2012, the Company maintained effective internal control over financial reporting.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

PART III

ITEM 10.	DIRECTORS; EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information with respect to each of the executive officers and current directors of the Company is set forth below

Name	Age	Position

Bernard L. Kasten, Jr. M.D.	66	Chief Executive Officer, Chairman of the Board, Director

Douglas Boyle, DBA, CPA, CMA	46	Director

James Monton	67	Director

Robert P. Ricciardi, Ph.D.	66	Secretary, Chief Science Officer, Director
Michael Smith	46	Senior Vice President of Operations

Effective December 30, 2010, Dr. Kasten was appointed the Chief Executive Officer and President of the Company. Dr. Kasten is also the Executive Chairman of the Board of Directors of the Company. Dr. Kasten has been a scientific advisor to the Company since 1999 and a member of the Company's Scientific Advisory Board since 2001. Dr. Kasten is a graduate of Miami University (Oxford Ohio), BA Chemistry 1967, and the Ohio State University College of Medicine, MD 1971. His residency was served at the University of Miami, Florida and fellowships at the National Institutes of Health Clinical Center and National Cancer Institute, Bethesda, Maryland. Dr. Kasten is a Diplomat of the American Board of Pathology with Certification in Anatomic and Clinical Pathology with sub-specialty certification in Medical Microbiology. Dr. Kasten is an author of "Infectious Disease Handbook" 1st through 5th Editions 1994-2003 and the "Laboratory Test Handbook" 1st through 4th Editions 1984-1996 published by Lexi-Comp Inc., Hudson, Ohio. Dr. Kasten has been active with the College of American Pathologists (CAP) serving as Chairman of its Publication Committee from 1985-1993, its Management Resources Committee from 1993-1998 and its Chairman Internet Editorial Board from 1999-2003. Dr. Kasten received the College of American Pathologists Presidents Medal Awarded for Outstanding Service in 1989 and the College of American Pathologists Frank W. Hartman Award, in 1993 for Meritorious Service to the College (Founding CAP Today) the organization's highly successful monthly tabloid magazine. Dr. Kasten's professional staff appointments have included the Cleveland Clinic, Northeastern Ohio Universities College of Medicine, the Bethesda Hospitals and Quest Diagnostics. Dr. Kasten served eight years, 1996-2004, at Quest Diagnostics Incorporated [NYSE-DGX], where he was Chief Laboratory Officer; Vice-President of Business Development for Science and Medicine and Vice-President of Medical Affairs of a Quest Diagnostics wholly-owned subsidiary, MedPlus Inc. Dr. Kasten joined SIGA Technologies, Inc. [NASDAQ-SIGA] as a Board of Directors member in May 2003, and accepted the appointment as SIGA's Chief Executive Officer in July of 2004, serving through April 2006. Dr. Kasten is Chairman of the Board of Cleveland Bio Labs Inc. [NASDAQ-CBLI], and also serves on the Board of Directors of CytoLogic Inc, Lexi-Comp Inc, Riggs-Heinrich Media Inc, Highway Composites LLC, Monroeville Industrial Molding Inc, PIPO Inc and Cleveland Bio Labs Inc.

Dr. Boyle is currently a director of the Company. Dr.. Boyle is the Accounting Department Chair and a Professor at the University of Scranton. He has over 25 years of professional experience in the areas of finance, operations, corporate governance and business turnarounds, including over 18 years of experience in the healthcare field as a financial and operational executive. He has served in executive roles in start-up, middle market and Fortune 500 companies, where he has held the titles of Chief Executive Officer, President, Chief Operations Officer and Chief Financial Officer, prior to which he worked as a Senior Auditor for KPMG Peat Marwick. Dr. Boyle also led the national financial revenue operations for Quest Diagnostics Incorporated, and was Chief Financial Officer for Doylestown Hospital and Health Care System and MediMax Incorporated. Dr. Boyle also serves on the board of directors for Allied Services Healthcare System and Chiliad, Incorporated. He holds a DBA from Kennesaw State Univeristy. an MBA from Columbia University and a BS in Accounting from the University of Scranton.

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

Mr. Smith has spent more than 25 years either building startups or working for high growth companies. Michael’s career started with budgeting for The American-Water System. He followed that position with a couple of Information Technology and Operations roles, both as a consultant and corporate executive, most notably Tempur-Pedic. Michael led both domestic and global implementation and operations teams as the company grew from $17 million to $1B billion. He has spent his entire career leading, organizing, and implementing all facets of a company’s operations including sales, customer service, manufacturing, and finance. Michael’s real passion and direction is utilizing his serial entrepreneur background to help companies structure themselves to prepare for high volume due to the results of the Sales and Marketing efforts of the company. With two plus years of direct experience in both the GeneLink and their market partner brands Dermagenetics, geneME, and foru, Michael is a natural fit for GeneLink’s business model. Michael happily moved his family to Florida in March of 2012 to assume his current role.

Section 16(a)          Beneficial Ownership Reporting Compliance.

Based solely on the Company’s review of certain reports filed with the Securities and Exchange Commission pursuant to Section 16(a) of the Securities Exchange Act of 1934, as amended (the “1934 Act”), and written representations of the Company’s officers and directors, the Company believes that all reports required to be filed pursuant to the 1934 Act with respect to transactions in the Company’s Common Stock through December 31, 2012 were filed on a timely basis.

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

Meeting of Directors

The Board of Directors met ten times in 2012. Each director attended at least 75% of the meetings.

Communications with the Board of Directors

You may contact the Board of Directors as a group by writing to them c/o GeneLink, Inc., 8250 Exchange Drive, Suite 120, Orlando, Florida 32809, Attention: Chairman. Any communications received will be forwarded to all Board members.

Audit Committee Financial Expert

Our Board of Directors has determined that at least one person serving on the Audit Committee is an “audit committee financial expert” as defined under Item 407(d)(5) of SEC Regulation S-K. Our Board of Directors has determined that Dr. Douglas Boyle, the Chair of the Audit Committee, is an “audit committee financial expert” and is independent as defined under applicable SEC and Nasdaq rules.

Audit Committee

Dr. Boyle (Chair) and Mr. Monton, who both are independent members of the Board of Directors, served on the Audit Committee for the fiscal year ended December 31, 2012. The Board of Directors has determined that Dr. Boyle, a director of the Company, is the audit committee financial expert as defined in section 3(a)(58) of the Exchange Act and the related rules of the SEC, based upon his professional and educational background as set forth above in this Item 10.

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

The Compensation Committee has approved a compensation structure for the named executive officers, determined on an individual basis, which incorporates three key components: base salary, stock options and other benefits.

In connection with its compensation determinations, the Compensation Committee seeks the views of the Chief Executive Officer with respect to appropriate compensation levels of the other officers.

Executive Compensation Components

For the year ended December 31, 2012, the principal components of compensation for the named executive officers were annual base salary, stock options and other benefits.

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

REPORT OF COMPENSATION COMMITTEE

The Compensation Committee of our Board of Directors currently consists of Mr. Monton (Chair) and Dr. Boyle. The Compensation Committee is responsible for considering and making recommendations to the Board of Directors regarding executive compensation and is responsible for administering our stock option and executive incentive compensation plans.

The Compensation Committee has reviewed and discussed with management the Compensation Discussion and Analysis included in this report. Based on the review and discussion with management, the Compensation Committee recommended to the Board of Directors that the Compensation Discussion and Analysis be included in the Company’s Annual Report on Form 10-K.

COMPENSATION COMMITTEE

James Monton (Chair) Dr. Douglas M. Boyle

EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Bernard L. Kasten Jr., M.D. Chief	2012	15,954	-	-	71,938			7,768	95,660
Executive Officer (1)	2011	15,152	-	-	201,563	-	-	8,229	224,944
John A. Webb, CFO/ Vice President of	2012	99,130	-	-	27,750	-	-	5,989	132,869
Operations (2)	2011	110,000	19,250	-	69,813	-	-	11,543	210,606
Susan Hunt, Interim CFO (3)	2012	71,193	-	-	3,000			3,287	77,480

1 Dr. Kasten was appointed Chief Executive Officer on December 30, 2010. Dr. Kasten’s compensation as CEO is presently set at minimum wage, and includes health care benefits. No employment contract exists for Dr. Kasten. Because of the late appointment in 2010, all compensation for that year relates to service as Chairman of the Board of Directors for that year.

2 Mr. Webb was appointed Chief Financial Officer on June 1, 2011. His employment provides for a base salary of $110,000 plus healthcare and vacation benefits. The agreement also allows for certain bonus, separation and termination provisions. Mr. Webb received a bonus of $19,250 in 2011. Mr Webb’s employment ended on July 13, 2012. Separation compensation of $27,500 is included in base pay amounts.

3Ms. Hunt was appointed Interim Chief Financial Officer on July 13, 2012. Her base salary is $75,000 plus healthcare and vacation benefits.

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

John A. Webb, former CFO and Vice President of Operations, entered into an employment agreement with the Company effective February 16, 2010. His position at the time was Controller for the Company.  Pursuant to this employment agreement, Mr. Webb received an annual base salary of $110,000, is entitled to receive annual bonuses based on personal and Company performance and is entitled to receive severance payments if he is terminated without cause.   Mr. Webb received bonuses in 2011 of $19,250, and no bonus was received for 2012. Mr. Webb’s employment terminated July 13, 2012 and he received severance payments of $27,500 through November 16, 2012 and continued health insurance coverage through September 30, 2012.

Sharon Tahaney, the President of GeneWize Life Sciences, Inc. ("GeneWize") entered into an employment agreement with GeneWize effective September 1, 2010.  Pursuant to her employment agreement, Ms. Tahaney received an annual base salary of $175,000, was entitled to receive annual bonuses based on GeneWize's annual revenues and is entitled to receive severance payments if she is terminated without cause.   Ms. Tahaney did not receive any bonuses in 2011 or 2012. Ms. Tahaney’s employment at GeneLink was terminated upon sale of the GeneWize subsidiary on February 10, 2012.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END

OPTION AWARDS

Name (a)	Number of Securities Underlying Unexercised Options (#) Exercisable (b)	Number of Securities Underlying Unexercised Options (#) Unexercisable (c)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#) (d)	Option Exercise Price ($) (e)	Option Expiration Date (f)
Bernard L. Kasten, Jr., M.D.	1,625,000			$0.08	June 1, 2017
Bernard L. Kasten, Jr., M.D	100,000			$0.12	May 20, 2018
Bernard L. Kasten, Jr., M.D.	325,000	495,833		$0.50	July 28, 2018
Bernard L. Kasten, Jr., M.D	1,012,500	337,500		$0.08	July 7, 2020
Bernard L. Kasten, Jr., M.D	218,750	218,750		$0.10	January 25, 2021
Bernard L. Kasten, Jr., M.D	300,000	800,000		$0.08	May 20, 2021
Bernard L. Kasten, Jr., M.D	25,000	75,000		$0.03	September 1, 2022
John A. Webb	250,000			$0.50	July 28, 2018
John A. Webb	250,000			$0.13	February 16, 2020
John A. Webb	262,500			$0.10	January 25, 2021
John A. Webb	100,000			$0.08	May 20, 2021
John A. Webb	137,500			$0.06	January 1, 2022
Susan Hunt	37,500	112,500		$0.02	July 1, 2022

director compensation

Directors do not receive any cash compensation for their service as directors of the Company or for attending any meetings.

DIRECTOR COMPENSATION
Name (a)	Fees Earned ($) (b)	Stock Awards ($) (c)	Options Awards ($) (d)	Non-Equity Incentive Plan Compensation ($) (e)	Change in Pension Value and Nonqualified Deferred Compensation ($) (f)	All Other Compensation ($) (g)	Total ($) (h)
Douglas M. Boyle , DBA(1)			15,000				15,000
James A. Monton (2)			3,000				3,000
Robert P. Ricciardi, Ph.D. (3)	30,000		3,000				33,000
Bernard L. Kasten, M.D. (4)			3,000				3,000

(1) On September 1, 2012 Dr. Boyle received options to acquire 500,000 shares of Common Stock at an exercise price of $0.03 per share, of which one fourth vested immediately and one fourth vest additionally on each of the next three anniversary dates thereafter.
(2) On September 1, 2012 Mr. Monton received options to acquire 100,000 shares of Common Stock at an exercise price of $0.03 per share, of which one fourth vested immediately and one fourth vest additionally on each of the next three anniversary dates thereafter.
(3) On September 1, 2012 Dr. Ricciardi received options to acquire 100,000 shares of Common Stock at an exercise price of $0.03 per share, of which one fourth vested immediately and one fourth vest additionally on each of the next three anniversary dates thereafter. Dr. Ricciardi also received a stipend of $30,000 for consulting services to the Company.

(4) On September 1, 2012 Dr. Kasten received options to acquire 100,000 shares of Common Stock at an exercise price of $0.03 per share, of which one fourth vested immediately and one fourth vest additionally on each of the next three anniversary dates thereafter. Dr. Kasten also serves as CEO of GeneLink and additional compensation information is included in the executive compensation table above.

ITEM  12.         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information as of March 3,, 2013 regarding the ownership of Common Stock (i) be each person known by the Company to be the beneficial owner of more than 5% of the outstanding Common Stock, (ii) by each current officer and director of the Company, (iii) by each nominee for director, and (iv) by all current officers and directors of the Company as a group.

The beneficial owners and amount of securities beneficially owned have been determined in accordance with Rule 13d-3 under the Exchange Act and, in accordance therewith, includes all shares of the Company’s Common Stock that may be acquired by such beneficial owners within 60 days of March 3, 2013 upon the exercise or conversion of any options, warrants or other convertible securities. This table has been prepared based on 255,452,022 shares of Common Stock outstanding on March 3, 2013. Unless otherwise indicated, each person or entity named below has sole voting and investment power with respect to all Common Stock beneficially owned by that person or entity, subject to matters set forth in the footnotes to the table below.

Name	Number of Shares Beneficially Owned		Approximate Percentage Of Stock Outstanding
John A. Marshall 3330 Willowfork Place Katy, TX 77494	41,666,667		16.3%
Kenneth R. Levine 2 Oaklawn Road Short Hills, NJ 07078	26,130,706	(1)	9.7%
Robert Trussell 167 W. Main Street Suite 1500 Lexington, KY 40507	16,166,667	(2)	6.3%
Gene Elite, LLC 1481 North Ocean Boulevard Pompano Beach, FL 33062	14,000,000	(3)	5.3%
Chesed Congregation of America One State Street Plaza, 29th Floor New York, NY 10004	13,958,334	(4)	5.2%
Bernard L. Kasten, Jr. M.D. 4380 27th Court S.W., Apt. 104 Naples, FL 34116	13,084,894	(5)	5.0%
Robert P. Ricciardi, Ph.D. 831 Newhall Road Kennett Square, PA 19348	6,635,000	(6)	2.6%
James Monton 11489 Grandstone Lane Cincinnati, Ohio 45249	1,337,500	(7)	*
Douglas M. Boyle, DBA 111 Weatherly Street Dalton, PA 18414	925,000	(8)	*
Michael Smith 3732 Winding Lake Cir Orlando, FL 32835	125,000	(9)	*
Directors and Officers as a Group	21,982,394	(5)(6)(7)(8)(	8.4%

(1)	Includes 10,566,219 shares and currently exercisable options to acquire 643,750 shares of Common stock and 350,000 shares of Common Stock held by a retirement plan for Mr. Levine. Also includes 1,300,000 shares and currently exercisable warrants to acquire 13,270,737 shares of Common Stock held by First Equity Capital Securities, Inc. (FECS) of which Mr. Levine is president and owner.

(2)	Includes 16,166,667 shares and currently exercisable warrants to acquire 875,000 shares of Common Stock.
(3)	Includes 6,000,000 shares and currently exercisable warrants to acquire 8,000,000 shares of Common Stock.
(4)	Includes 13,333,334 shares of Common Stock issuable upon the conversion of convertible notes as of February 28, 2013. Chesed holds $1,000,000 principal balance of convertible notes, which have accrued $333,334 of interest through February 28, 2013 and convert at an exercise price of $.10 per share.
(5)	Includes 9,169,269 shares and currently exercisable options to acquire 3,916,625 shares of Common Stock.
(6)	Includes 4,510,000 shares and currently exercisable options and warrants to acquire 2,125,000 shares of Common Stock.

(7)	Includes 775,000 shares and currently exercisable options and warrants to acquire 512,500 shares of Common Stock.
(8)	Includes 925,000 currently exercisable options and warrants to acquire 550,000 shares of Common Stock.
(9)	Includes 125,000 currently exercisable options to acquire 125,000 shares of Common Stock

*less than1%

ITEM 13.        CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

During the year ended December 31, 2012, the Company sold 52,500,000 shares of restricted Common Stock of the Company at an exercise price of $0.03 per share pursuant to a Confidential Private Offering Memorandum, and received an aggregate gross amount of $1,504,000.

In connection with the above offering, the Company incurred a total of $71,000 in placement fees and expenses and issued warrants to acquire 5,041,667 shares of Common Stock at an exercise price of $0.03 per share to First Equity Capital Securities, Inc., as placement agent, in connection with the sale of some of these units. Kenneth R. Levine, a holder of more than five percent of the equity securities of the Company and a member of the Company’s Scientific Advisory Board, is an officer and owner of First Equity Capital Securities, Inc.

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

First Equity Capital Securities, Inc. has been engaged by the Company to advise and support the Board and the Company with regard to numerous issues, including but not limited to, strategic business development, financial and operating issues, and legal relationships. First Equity Capital Securities, Inc. receives a $5,000 per month stipend for the services described above that it renders to the Company’s Board of Directors, payable when the Company has sufficient capital to make such payments. First Equity Capital Securities, Inc. has the right to convert any accrued and unpaid monthly stipend payments into common stock of the Company pursuant to the current Private Offering Memorandum or other offerings of the Company.. As of December 31, 2011, the Company had accrued $59,861 in such monthly stipend payments owed to First Equity which it has agreed to convert into common stock. On March 2, 2012, First Equity converted its accrued stipend for 2011 and the first three months of 2012 amounting to $74,361 in exchange for 1,497,226 restricted shares of GeneLink common stock.  Such shares were issued into the name Kenneth R. Levine, principal and owner of First Equity. On March 15, 2012, GeneLink paid to First Equity a consulting fee in the amount of $80,000 in consideration for First Equity's work in relation to the transactions resulting in the Stock Purchase Agreement, the LDA and the closing thereof. GeneLink has agreed that certain legal fees incurred by First Equity are related to private placement services provided First Equity to GeneLink. During the year ended December 31, 2012 GeneLink reimbursed First Equity $105,647 for such legal fees.

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

In connection with the audit of the Company’s financial statements for the year ended December 31, 2012 and December 31, 2011, the Audit Committee met with representatives from Hancock Askew & Co., LLP, the Company’s independent auditors. The Audit Committee reviewed and discussed with the Company’s financial management and financial structure, as well as the matters relating to the audit required to be discussed by Statements on Auditing Standards 61 and 90.

Based upon the review and discussions described above, the Audit Committee recommended to the Board of Directors that the Company’s financial statements audited by Hancock Askew & Co., LLP be included in the Company’s Annual Report on Form 10-K for year ended December 31, 2012 and December 31, 2011.

Dr. Douglas M. Boyle (Chair)

James Monton

Hancock Askew & Co., LLP was the Company’s independent public accountant for the years ended December 31, 2012 and December 31, 2011. Hancock Askew & Co., LLP audited the 2012 and 2011 statements included in the 2012 10-K statement.

Fees for Independent Auditors for Fiscal Years 2012 and 2011.

Set forth below are the fees billed by Hancock Askew & Co.,LLP for 2012 and 2011.

	2012	2011
Audit Fees:
Hancock Askew & Co. LLP	$48,500	$25,000

Total	$48,500	$25,000

Audit fees consist of fees billed for professional services rendered by the Company’s independent accountant for the audit of the Company’s annual financial statements, review of financial statements included in quarterly reports on Form 10-Q and services that are normally provided by the independent accountant.

ITEM 15.	EXHIBITS

(1)	Financial Statements. The financial statements required to be filed are presented beginning on page 44.

(2)	Exhibits. The following Exhibits have been filed pursuant to Item 601 of Regulation S-K.

Exhibit Number	Description

21	Subsidiaries of the Registrant

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with Section 12 of the Securities Exchange Act of 1934, the registrant caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

GENELINK, INC.
Registrant

Date: April 1, 2012	/s/Bernard L. Kasten, Jr., M.D.
Bernard L. Kasten, Jr., M.D.
Chief Executive Officer

In accordance with the Exchange Act this report has been signed below by the following persons on behalf of the registrant and in the capacities and the dates indicated.

Signatures	Capacity	Date

/s/ Bernard L. Kasten, Jr., M.D.	Principal Executive Officer	April 1, 2013
Bernard L. Kasten, Jr., M.D.

/s/ Douglas M. Boyle, DBA	Director	April 1, 2013
Douglas M. Boyle, DBA

/s/ James Monton	Director	April 1, 2013
James Monton

/s/ Robert P. Ricciardi	Director	April 1, 2013
Robert P. Ricciardi, Ph.D.

