Form 10-Q
period 2013-03-31
GENELINK INC
filed 2013-05-15
CIK 941020

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

Number of Shares of Common Stock Outstanding on May 15, 2013	258,352,022

GENELINK, INC. AND SUBSIDIARIES

PART I – FINANCIAL INFORMATION

Page

ITEM 1 – FINANCIAL STATEMENTS

Condensed Consolidated Balance Sheets (unaudited) at March 31, 2013 and December 31, 2012	3-4

Condensed Consolidated Statements of Income (unaudited) for the three months ended March 31, 2013 and the three months ended March 31, 2012	5

Condensed Consolidated Statements of Cash Flows (unaudited) for the three months ended March 31, 2013 and the three months ended March 31, 2012	6

Notes to Consolidated Financial Statements	7-13

GENELINK, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

ASSETS

	March 31, 2013	December 31, 2012
CURRENT ASSETS
Cash and Cash Equivalents	$11,414	$158.468
Accounts Receivable	119,581	77,966
Inventory	316,392	393,588
Prepaid Expenses	73,047	50.258
Current portion of Prepaid Sales Incentive	92,000	92,000
TOTAL CURRENT ASSETS	612,434	772,280

Property, plant and equipment	$237,442	257,769
Prepaid Sales Incentives	268,329	291,330
Intangible Assets	50,814	54,905
Loan Costs, net of accumulated amortization of $166,157 and $154,100	46,646	58,703
Other Assets	19,814	19,814
TOTAL ASSETS	$1,235,479	$1,454,801

See Notes to Condensed Consolidated Financial Statements

GENELINK, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

LIABILITIES AND STOCKHOLDERS’ DEFICIT

	March 31, 2013	December 31, 2012
CURRENT LIABILITIES
Accounts payable	$1,155,007	$1,019,372
Accrued interest	502,462	463,815
Accrued compensation	13,706	34,698
Other accrued expenses	133,754	139,827
Deferred revenue	20,115	21,352
Current portion of deferred revenue-license fees	150,000	150,000
Due to shareholder	10,000	10,000
TOTAL CURRENT LIABILITIES	$1,985,044	$1,839,064

Non-refundable advance deposit	718,054	725,043
Deferred revenue – license fees	425,000	462,500
Convertible notes payable, net of discounts	1,122,505	1,089,547
TOTAL LIABILITIES	4,250,603	4,116,154

STOCKHOLDERS’ DEFICIT
Common Stock	2,577,112	2,577,112
Additional Paid in capital	22,925,832	22,925,832
Accumulated deficit	(27,965,833)	(27,612,062)
Treasury stock, 4,359,159 shares, at cost	(552,235)	(552,235)
TOTAL STOCKHOLDERS’ DEFICIT	(3,015,124)	(2,661,353)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$1,235,479	$1,454,801

See Notes to Consolidated Financial Statements

GENELINK, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended March 31,
	2013	2012
REVENUES	$399,896	$771,664

COST OF GOODS SOLD	307,541	338,203

GROSS PROFIT	92,355	433,461

OPERATING EXPENSES
Selling, general and administrative	420,684	1,181,207
Research and development	14,538	16,437
Amortization and depreciation	14,556	24,285
TOTAL OPERATING EXPENSES	449,778	1,221,929

OPERATING PROFIT (LOSS)	(357,423)	(788,468)

OTHER INCOME (EXPENSE)
Interest expense	(83,876)	(77,064)
Interest income	28	805
Gain on sale of subsidiary	-	759,054
Gain on settlement	87,500	-
TOTAL OTHER INCOME	3,652	682,795

NET LOSS	$(353,771)	$(105,673)

LOSS PER COMMON SHARE – BASIC AND DILUTED	$(0.00)	$(0.00)

WEIGHTED AVERAGE COMMON SHARES – BASIC AND DILUTED	253,352,022	204,944,485

See Notes to Condensed Consolidated Financial Statement

GENELINK, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(353,771)	$(105,673)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	14,556	24,285
Depreciation included in cost of goods sold	9,862	-
Amortization of debt discounts	45,015	33,915
Common stock issued for services	-	74,861
Stock-based compensation	-	38,525
Amortization of fees and incentives	(21,488)	(8,399)
Gain on sale of subsidiary	-	(759,054)
Changes in assets and liabilities:
Accounts receivable	(41,615)	(68,723)
Inventory	77,196	34,818
Prepaid expenses	(22,789)	(80,132)
Other assets	-	9,500
Accounts payable and accrued expenses	168,209	(135,674)
Accrued compensation	(20,992)	(21,139)
Deferred revenue	(1,237)	(1,578)
Deferred revenues – license fees	-	500,000
NET CASH USED IN OPERATING ACTIVITIES	(147,054)	(464,468)

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	-	(15,675)
Proceeds from sale of subsidiary	-	539,272
Long-term receivable related to sale of subsidiary	-	(164,358)
NET CASH PROVIDED (USED) IN INVESTING ACTIVITIES	0	359,239

NET DECREASE IN CASH AND CASH EQUIVALENTS	(147,054)	(105,229)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	158,468	740,769
CASH AND CASH EQUIVALENTS, END OF PERIOD	$11,414	$635,540

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

These unaudited financial statements should be read in conjunction with the Company’s audited financial statements and footnotes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 filed with the Securities and Exchange Commission (SEC). The results of operations for the three month period ended March 31, 2013 are not necessarily indicative of the results that may be expected for the entire year ending December 31, 2013 or for any future period.

NOTE 1 – ORGANIZATION

The Company is a leader in personalized, genetics-based health and wellness. Genelink has developed high-precision DNA assessments that measure an individual’s DNA variations. Certain gene variants, called SNP’s (“snips”), cause a gene to function differently from the norm by effecting biochemical pathways or altering the production of key proteins that regulate the way other processes in our bodies work.  These SNPs may have a significant impact on overall wellness of an individual client or customer.  GeneLink scientists use the DNA assessments information on each client to formulate customized products to address key areas of their health based on their individual DNA.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNT POLICIES

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

Cash and cash equivalents:

Highly liquid instruments purchased with a maturity of three months or less are considered to be cash equivalents. At times, cash and cash equivalents may exceed federally insured limits. The Company has not experienced any losses on such accounts. All non-interest bearing cash balances were fully insured at March 31, 2013.

Accounts receivable:

Accounts receivable include amounts due from our market partners. As of March 31, 2013 and December 31, 2012, the Company has not recorded an allowance for doubtful accounts as management believes all amounts are collectible.

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

Long lived assets:

The Company reviews its long-lived assets and certain identifiable intangibles for impairment whenever events or changes indicate that the carrying amount of an asset may not be recoverable. An impairment loss would be recognized when estimated future cash flows expected to result from the use of an asset and its eventual disposition is less than its carrying amount. The Company has not identified an impairment of any such assets for the three months ended March 31, 2013 or for the year ended December 31, 2012.

Revenue recognition:

The Company recognizes revenue from the sale of products upon shipment of those products.

The Company recognizes revenue from licensing agreements as earned.

Research and Development:

Research and development costs are expensed as incurred.

Advertising:

The Company expenses advertising when incurred. Advertising expense was $3,845 and $24,032 for the three months ended March 31, 2013 and March 31, 2012, respectively.

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

	Assumptions for Awards Granted for the Three Months Ended March 31,
	2013	2012
Expected volatility	-%	180%
Risk-free interest rate	-%	4.5%
Expected dividend yield	-%	0%

The Company granted 0 and 735,000 options during the three months ended March 31, 2013 and three months ended March 31, 2012, respectively.

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

The following common stock equivalents are excluded from the loss per share calculation as their effect would have been antidilutive:

	Three Months Ended March 31,
	2013	2012

Options	21,980,833	20,366,833
Warrants	24,248,042	22,157,458
Debt conversion warrants	1,875,000	1,875,000

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

The Company identifies and evaluates uncertain tax positions, if any, and recognizes the impact of uncertain tax positions for which there is a less than more-likely-than-not probability of the position being upheld when reviewed by the relevant taxing authority. Such positions are deemed to be unrecognized tax benefits and a corresponding liability is established on the balance sheet. The Company has not recognized a liability for uncertain tax positions. If there were an unrecognized tax benefit, the Company would recognize interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. The Company’s remaining open tax years subject to examination by the Internal Revenue Service include years ended December 31, 2009 and subsequent years.

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of March 31, 2013. The Company uses the market approach to measure fair value of its Level 1 financial assets. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities.

The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments. These financial instruments include cash, accounts receivable, accounts payable, and accrued expenses. The fair value of the Company’s convertible notes payable approximate their carrying value based upon current rates available to the Company.

During 2012, the Company issued warrants in connection with a license and distribution agreement (see Note 3) and engaged a third party to complete a valuation of those warrants which were recorded as Prepaid Sales Incentive on the accompanying balance sheet. The valuation was completed using Level 2 inputs.

NOTE 3 – SALE OF SUBSIDIARY AND LICENSING AGREEMENTS

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

On October 13, 2011, GeneLink entered into a License and Distribution Agreement (the “LDA”) with Gene Elite LLC (“Gene Elite”) which expires in 2017 with successive five-year renewal options provided Gene Elite meets sales and performance criteria. Pursuant to the LDA, GeneLink granted Gene Elite the exclusive right to sell certain skin care and nutrition products in the direct sales, multi- level marketing (MLM) and athletic formula channels. Pursuant to the LDA, the Company received $1,500,000 in license fees, of which $1,000,000 (the “Up-front fee”) was received during 2011 and $500,000 was received on February 10, 2012, the closing date of the sale of GeneWize. The LDA provides for $750,000 of the Up-front fee as a Nonrefundable Advance Deposit which accrues interest at 4% per year and will be paid through product credits or issuance of common stock at market price, at the discretion of Gene Elite. The remaining $750,000 of the license fees was recorded as “Deferred Revenue - License Fees” on the accompanying balance sheet, which will be recognized over the term of the LDA beginning on February 10, 2012. As of March 31, 2013 the remaining balance in deferred revenue was $575,000 and $37,500 of the deferred revenue has been amortized into revenue during the first quarter of 2013.

In connection with the LDA, GeneLink and Gene Elite entered into a Warrant Purchase Agreement dated October 13, 2011 pursuant to which GeneLink granted Gene Elite warrants to purchase (i) 6,000,000 shares of common stock of GeneLink at an exercise price of $0.10 per share and (ii) 2,000,000 shares of common stock of GeneLink at an exercise price of $0.45 per share (collectively, the “non-performance warrants”). In addition, and, subject to certain performance requirements being satisfied, Gene Elite was granted warrants to purchase 6,000,000 shares of common stock of GeneLink at an exercise price of $0.20 per share (the “performance warrants”). The 8,000,000 shares underlying the non-performance warrants, valued at $460,000 at issue date, are accounted for as “Prepaid Sales Incentives” on the accompanying balance sheet and will be amortized over the life of the licensing agreement. As of March 31, 2013, $360,329 of the prepaid sales incentive remained on the balance sheet as an asset and $23,001 was amortized into expense during the first quarter of 2013.

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

Through March 31, 2013, Capsalus has paid $165,900 of the earn-out amount. As of March 31, 2013, Capsalus had failed to pay any earn-out due subsequent to June 30, 2012. The Company is in discussions with Capsalus regarding the earn-out and on April 15, 2013, Capsalus paid GeneLink, Inc. $50,000 toward the balance of the earn-out.

NOTE 4 – RELATED PARTIES

Consulting Fees:

The Company has a consulting agreement with a shareholder and officer of the Company for scientific advisory services. The agreement provides for annual payments of $30,000, payable $2,500 per month. As of March 31, 2013 amounts owed to the shareholder were $10,000 and were included in accounts payable.

The Company has a consulting agreement with a shareholder and officer of the Company for medical advisory services. The agreement provides for annual payments of $24,000, payable $2,000 per month. As of March 31, 2013, amounts owed to the shareholder were $6,000 and were included in accounts payable.

The Company also has a consulting agreement with a shareholder to provide strategic and business development assistance. The agreement provides for a stipend of $5,000 per month for such services. Payment is reviewed monthly by the Company’s Chairman, Dr. Bernard Kasten, who will decide whether any payment is due and whether such payment should be made or accrued.. At March 31, 2013, amounts owed to the shareholder for consulting fees were $45,000 and were included in accounts payable.

Due to Shareholder:

A shareholder advanced the Company $10,000 which was due as of March 31, 2013. Such advance does not bear interest and is due upon demand.

NOTE 5 - CONTINGENCIES

In September 2009, the Company brought action against two prior law firms in New Jersey Superior Court, alleging that their failure to timely provide legal services and make or authorize required filings caused the Company to lose valuable Japanese and U.S. patent rights. In March 2010, the Company voluntarily dismissed one of the law firms from the action. In August 2010, the remaining law firm filed a counterclaim for alleged unpaid legal fees owed to it by the Company. The defendant attempted to remove the matter to U.S. District Court, but in it was remanded back to the New Jersey Superior Court. The defendant appealed the remand decision, but in 2012 the Federal Circuit dismissed the defendants appeal. In January of 2013 the exchanged an executed Settlement Agreement and Mutual Release as well as a Stipulation dismissing all claims against each other with prejudice On October 26, 2012, the Federal Trade Commission Regulation and Matters and the Company entered into a proposed consent order with the staff of the Federal Trade Commission with regard to the previously reported investigation. The pending consent order does not include any fine and/or economic redress. The order is subject to approval by the full Commission.

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

In November 2012, we were sued in the Circuit Court for the 11th Judicial Circuit in and for Miami – Dade County, Florida by a former consultant, alleging breach of contract and unjust enrichment. In the first quarter of 2013 the Company filed motions to dismiss the complaint. The Complaint was dismissed in January and an Amended Complaint was filed which was dismissed on May 9, 2013.   Plaintiff has 10 days to file an additional Amended Complaint.  Although we believe that the amount in dispute is likely to be less than $25,000, we are unable at this time to determine the amount alleged to be owed by us to the former consultant.

NOTE 6 – GOING CONCERN AND MANAGEMENT’S PLANS

The opinions of the Company’s independent registered public accounting firm on the audited financial statements as of and for the years ended December 31, 2012 and 2011 contain an explanatory paragraph regarding substantial doubt about the Company’s ability to continue as a going concern.

The Company has a working capital deficit of $1,372,610, has incurred recurring operating losses since inception including a loss of $3,468,997 million in 2012 and had an accumulated deficit at March 31, 2013 of $27,965,833. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

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

NOTE 7 – SUBSEQUENT EVENTS

From April 1, 2013 through the date of this filing, the Company sold an additional 5,000,000 shares of restricted Common Stock of the Company at an exercise price of $0.03 per share pursuant to an Amended and Restated Confidential Private Offering Memorandum, and received an aggregate amount of $150,000. In connection with the above offering, the Company incurred a total of $6,000 in placement fees and expenses and issued warrants to acquire 416,667 shares of Common Stock at an exercise price of $0.03 per share to First Equity Capital Securities, Inc. (“First Equity”)., as placement agent, in connection with the sale of these units.

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Statements in this Report that relate to future results and events are based on the Company’s current expectations. Actual results in future periods may differ materially from those currently expected or desired because of a number of risks and uncertainties. For a discussion of factors affecting the Company’s business and prospects, see “Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations and Risk Factors Affecting the Company’s Business and Prospects” in the 2012 Form 10-K.

Operating results for the three-month period ended March 31, 2013 are not necessarily indicative of the results that may be expected for the full fiscal year.

GENERAL

The Company has created a methodology for genetic profiling of DNA variations called Single Nucleotide Polymorphisms, or SNPs (patents issued and pending).   The Company is marketing and/or licensing these proprietary assessments to companies that manufacture or market to the dietary supplement, personal care and skin care industries, as well as developing its own proprietary product line that utilizes these personal genetic assessments.

The Company’s expansion into the bioscience field with its innovative genetic assessments helps their business partners create and deliver customized wellness products tailored to their customer’s individual needs based on the science of genetics.  The application of genetic assessments in these industries allows the consumer and/or their health care provider to determine certain nutritional supplements and skin-care products that are indicated for their individual needs.

OVERVIEW

In the first quarter of 2013, the Company continued as a leading solution provider in the genetically customized nutritional and personal care marketplace. Revenues declined following the sale of the Company’s distribution subsidiary, GeneWize, Inc., in February of 2012, as the Company changed its business model to being a wholesale provider. With this change, operating expenses and subsequent operating losses were significantly reduced. More details are provided below in Results of Operations.

In the quarter, GeneLink focused on supporting its marketing partners, foru and geneME. This included focusing on development of new products as well as refinement of internal operations, including manufacturing, information technology, partner care, and compliance. These efforts resulted in further reductions in operating overhead which were intended to allow the Company to reduce its negative cash flow while at the same time anticipating the potential increased sales from these partners. We also concentrated on working with our marketing partners to refine their marketing materials and approach to support anticipated sales efforts and also to comply with the proposed Consent Agreement with the Federal Trade Commission which the Company and GeneWize signed in October of 2012.

The Company also continued to pursue additional licensing agreements both in the US and internationally while working on initiatives to increase distribution of our Dermagenetics line of products. Dermagenetics is a higher end offering of health and beauty products developed for medical practitioners and spas.

Results of Operations

COMPARISON OF THE THREE MONTHS ENDED MARCH 31, 2013 AND THE THREE MONTHS ENDED MARCH 31, 2012

Revenues:

Revenues decreased $371,768 or 48%. This decrease was primarily due to the stated sale of GeneWize and changing to a wholesale business model.

Cost of Goods Sold:

COGS decreased $30,662 or 9%. Although the decrease was not as significant for COGS as compared to revenues, the pro forma chart, excluding GeneWize through February 10, 2012, and explanation below provides more detail.

Gross Profit:

Gross Profit decreased $341,106 or 79%. For the most part, the conversion to wholesale pricing and the stated variances in revenues and cost of goods sold account for this variance.

Expenses:

Total operating expenses were $772,151 or 64% lower in 2013 than the same period in 2012. This favorable decrease was due in large part to the change to the current wholesale business model and restructuring of the business in an effort to reduce expenses. This restructuring included eliminating several positions and consolidating operations activities/expenses including lowering outside consulting services as well as recurring monthly expenses such as licensing and hosting fees and unused telecommunications and information technology expenses.

Operating Losses:

The Company incurred an operating loss of $357,423 for the three months ended March 31, 2013, as compared to an operating loss of $788,468 for the three months ended March 31, 2012, a positive change of $431,045 or 55%. Again, this relates to the sale of GeneWize and the switch to a wholesale business model.

Net Income Losses:

The Company incurred a net loss of $353,771 for the three months ended March 31, 2013 as compared to a net loss of $105,673 for the three months ended March 31, 2012, an increase of $248,098 or 235%. The increase is due to the gain on sale of GeneWize of $759,054 in 2012 and offset by the favorable change in operating losses. On February 6, 2013 the Company received $87,500 pursuant to a Settlement Agreement and Mutual Release with its former accountant, Buckno, Lisicky & Company in connection with the 2010 and 2011 fiscal years.

Pro Forma:

Actual results for the three months ended March 31, 2013 compared to pro forma results for three months ended March 31, 2012 (excluding GeneWize through February 10, 2012):

	Three months ended March 31, 2013	3 months ended March 31, 2012 (excluding GeneWize through February 10, 2012)
Revenues	$399,896	$421,075
Gross Profit	92,335	93,075
Net Operating Loss	(357,423)	(693,896)

When comparing three months ended March 31, 2013 to the pro forma results for the three months ended March 31, 2012, excluding GeneWize through February 10, 2012, there was reduction in operating losses of $336,473 or a 48% improvement. As stated above in the expenses explanation, restructuring of the new wholesale business model including eliminating several positions and consolidating operations activities/expenses accounted for these savings.

LIQUIDITY AND CAPITAL RESOURCES

For the three months ended March 31, 2013, the Company’s primary liquidity requirements have been the funding of its corporate overhead, including the payment of staff compensation, operating expenses and accounts payable.

Cash and cash equivalents at March 31, 2013 amounted to $11,414 as compared to $158,468 at December 31, 2012, a decrease of $147,054. The Company’s operating activities utilized $147,054 in the first three months of 2013 as compared to $464,468 for the first three months of 2012, a decrease of $317,414. This decrease in cash and cash equivalents needed is primarily related to the change to the business model and increased operating efficiencies.

Investing activities provided $0 in proceeds for the three month period ended March 31, 2013 as compared to $359,239 for the three month period ended March 31, 2012. The financing activities in the first quarter of 2012 was primarily due to the receipt of funds for the sale of GeneWize, offset by increases in long-term notes receivable related to the sale and capital expenditures.

The Company will require significant additional funds to further implement its sales and marketing strategy, enhancements to manufacturing, for research and development and for other working capital needs. If the Company is not able to secure such additional required funding, it will continue to realize negative cash flow and losses and may not be able to continue operations.

FINANCIAL CONDITION

Assets of the Company decreased from $1,454,801 at December 31, 2012 to $1,235,479 at March 31, 2013, a decrease of $219,322. The lower cash at the end of the first quarter of 2013 accounted for $147,054 of the decrease with the remaining variance being attributed to inventory and accounts receivable. Accounts receivable was up $41,615 for invoices to our market partners while inventory was reduced $77,196 as operations made some efficiency gains and accounted for some expired inventory.

Liabilities increased to $4,250,603 at March 31, 2013 from $4,116,154 on December 31, 2012, an increase of $134,419 or 3%. The majority of the increase is attributable to accounts payable.

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

There are a number of factors that affect the Company’s business and the result of its operations. These factors include economic, business, and regulatory conditions; the success of the Company’s existing marketing partners; the level of acceptance of the Company’s products and services; the rate and commercial applicability of advancements and discoveries in the genetics field; and the Company’s ability to enter into strategic alliances with companies in the consumer products and genetics industry.

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable

ITEM 4 – CONTROLS AND PROCEDURES

The Company’s Chief Executive Officer and Interim Chief Financial Officer have concluded, based on an evaluation of the Company’s disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e), that such disclosure controls and procedures were effective as of the end of the period covered by this report.

There has been no change in the Company’s internal controls over financial reporting during the three months ended March 31, 2013 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

GENELINK, INC. AND SUBSIDIARIES

PART II - OTHER INFORMATION

ITEM 1 – LEGAL PROCEEDINGS

In September 2009, the Company brought action against two prior law firms in New Jersey Superior Court, alleging that their failure to timely provide legal services and make or authorize required filings caused the Company to lose valuable Japanese and U.S. patent rights. In March 2010, the Company voluntarily dismissed one of the law firms from the action. In August 2010, the remaining law firm filed a counterclaim for alleged unpaid legal fees owed to it by the Company. The defendant attempted to remove the matter to U.S. District Court, but in it was remanded back to the New Jersey Superior Court. The defendant appealed the remand decision, but in 2012 the Federal Circuit dismissed the defendants appeal. In January of 2013 the exchanged an executed Settlement Agreement and Mutual Release as well as a Stipulation dismissing all claims against each other with prejudice.

On October 26, 2012, the Federal Trade Commission Regulation and Matters and the Company entered into a proposed consent order with the staff of the Federal Trade Commission with regard to a previously reported investigation. The pending consent order does not include any fine and/or economic redress. The order is subject to approval by the full Commission.

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

In November 2012, we were sued in the Circuit Court for the 11th Judicial Circuit in and for Miami – Dade County, Florida by a former consultant, alleging breach of contract and unjust enrichment. In the first quarter of 2013 the Company filed motions to dismiss the complaint. The Complaint was dismissed in January and an Amended Complaint was filed which was dismissed on May 9, 2013.   Plaintiff has 10 days to file an additional Amended Complaint.  Although we believe that the amount in dispute is likely to be less than $25,000, we are unable at this time to determine the amount alleged to be owed by us to the former consultant.

ITEM 1A – RISK FACTORS

None.

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3 – DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4 – (REMOVED AND RESERVED)

ITEM 5 – OTHER INFORMATION

Not Applicable.

GENELINK, INC. AND SUBSIDIARIES

EXHIBITS

Exhibit No.	Description

31.1	Certification of the Chief Executive Officer and Interim Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer and Interim Chief Financial Officer pursuant to Section 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* * * * * *

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GENELINK, INC.

(Registrant)

Date: May 13, 2013	By:	s/ Bernard L. Kasten, Jr., M.D.
Bernard L. Kasten, Jr., M.D., Chief Executive Officer and Interim Chief Financial Officer

