Form 10-Q
period 2013-06-30
GENELINK INC
filed 2013-08-14
CIK 941020

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

Number of Shares of Common Stock Outstanding on August 14, 2013	262,518,689

GENELINK, INC. AND SUBSIDIARIES

PART I – FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS	Page

Condensed Consolidated Balance Sheets (unaudited) at June 30, 2013 and December 31, 2012	3-4

Condensed Consolidated Statements of Operations (unaudited) for the three and six months ended June 30, 2013 and the three and six months and ended June 30, 2012	5

Condensed Consolidated Statements of Cash Flow (unaudited) for the six months ended June 30, 2013 and the six months ended June 30, 2012	6

Notes to Consolidated Financial Statements	7-13

GENELINK, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

ASSETS

	June 30, 2013	December 31, 2012
CURRENT ASSETS
Cash and Cash Equivalents	$1,443	$158,468
Accounts Receivable	214,633	77,966
Inventory	293,465	393,588
Prepaid Expenses	104,407	50,258
Current portion of Prepaid Sales Incentive	92,000	92,000
TOTAL CURRENT ASSETS	705,948	772,280
Property, plant and equipment	219,892	257,769
Prepaid Sales Incentives	245,328	291,330
Intangible Assets	48,055	54,905
Loan Costs, net of accumulated amortization of $178,492 and $154,100	34,311	58,703
Other Assets	19,814	19,814
TOTAL ASSETS	$1,273,348	$1,454,801

See Notes to Condensed Consolidated Financial Statements

GENELINK, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

LIABILITIES AND STOCKHOLDERS’ DEFICIT

	June 30, 2013	December 31, 2012
CURRENT LIABILITIES
Accounts payable	$1,215,428	$1,019,372
Accrued interest	541,191	463,815
Accrued compensation	28,310	34,698
Other accrued expenses	145,742	139,827
Deferred revenue	23,227	21,352
Current portion of deferred revenue-license fees	150,000	150,000
Due to shareholder	10,000	10,000
TOTAL CURRENT LIABILITIES	2,113,898	1,839,064

Non-refundable advance deposit	710,146	725,043
Deferred revenue – license fees	387,500	462,500
Convertible notes payable, net of discounts	1,156,227	1,089,547
TOTAL LIABILITIES	$4,367,771	4,116,154

STOCKHOLDERS’ DEFICIT
Common Stock, par value $0.01 per share; authorized 500,000,000 shares issued: 262,711,181 and 257,711,181 shares; outstanding 258,352,022 and 253,352,022 shares	2,627,112	2,577,112
Additional Paid in capital	23,121,670	22,925,832
Accumulated deficit	(28,290,970)	(27,612,062)
Treasury stock, 4,359,159 shares, at cost	(552,235)	(552,235)
TOTAL STOCKHOLDERS’ DEFICIT	(3,094,423)	(2,661,353)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$1,273,348	$1,454,801

See Notes to Consolidated Financial Statements

GENELINK, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For The Three Months Ended June 30, 2013	For The Three Months Ended June 30, 2012	For The Six Months Ended June 30, 2013	For The Six Months Ended June 30, 2012
REVENUE	$621,922	$526,923	$1,021,818	$1,298,587
COST OF GOODS SOLD	312,932	388,503	620,472	726,706
GROSS PROFIT	308,990	138,420	401,346	571,881

EXPENSES
Selling, general and administrative	511,326	820,589	932,010	2,001,796
Research and development	24,699	61,488	39,238	77,925
Amortization and depreciation	13,222	22,076	27,778	46,361
	549,247	904,153	999,026	2,126,082

OPERATING LOSS	(240,257)	(765,733)	(597,680)	(1,554,201)

OTHER INCOME (EXPENSE)
Interest expense	(84,930)	(88,044)	(168,806)	(165,108)
Interest income	50	315	78	1,120
(Loss)/Gain on sale of subsidiary	-	(90,000)	-	669,054
Gain on settlement	-	-	87,500
Loss on disposal of assets	-	(19,168)	-	(19,168)
	(84,880)	(196,897)	(81,228)	485,898
NET LOSS	$(325,137)	$(962,630)	$(678,908)	$(1,068,303)

NET LOSS PER SHARE, BASIC AND DILUTED	$(0.01)	$(0.01)	$(0.01)	$(0.01)

Weighted average shares outstanding: basic and diluted	257,796,455	202,922,021	255,574,244	202,922,021

See Notes to Condensed Consolidated Financial Statements

GENELINK, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(678,908)	$(1,068,303)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	27,778	46,361
Depreciation included in cost of goods sold	16,949	5,257
Amortization of debt discounts	91,072	83,096
Common stock issued for services	-	74,261
Stock-based compensation	101,838	97,525
Amortization of fees and incentives	(43,895)	18,503
Gain on sale of subsidiary	-	(669,054)
Gain on settlement	87,500	-
Loss on disposal of fixed asset	-	19,168
Changes in assets and liabilities:
Accounts receivable	(136,667)	(179,659)
Inventory	100,123	(54,849)
Prepaid expenses	(54,149)	55,118
Other assets	-	9,500
Accounts payable and accrued expenses	191,847	135,632
Accrued compensation	(6,388)	12,115
Deferred revenue	1,875	(1,598)
Deferred revenues – license fees		437,500
NET CASH USED IN OPERATING ACTIVITIES	(301,025)	(979,427)

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	-	$(221,979)
Proceeds from sale of subsidiary	-	539,272
Long-term receivable related to sale of subsidiary	-	(164,358)
Collections on receivable from sale of subsidiary	-	68,900
NET CASH PROVIDED BY INVESTING ACTIVITIES	$0	$221,835

CASH FLOWS FROM FINANCING ACTIVITIES	-	-
Proceeds from issuance of common stock and warrants, net	144,000	82,800
NET CASH PROVIDED BY FINANCING ACTIVITIES	144,000	82,800

NET DECREASE IN CASH AND CASH EQUIVALENTS	(157,025)	(674,792)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	158,468	740,769
CASH AND CASH EQUIVALENTS, END OF PERIOD	$1,443	$65,977

SUPPLEMENTARY DISCLOSURES OF CASH FLOW INFORMATION
Cash payments for interest		279
Stock warrants issued for corporate services	416,667	9,000

See Notes to Condensed Consolidated Financial Statements

GENELINK, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The accompanying condensed consolidated financial statements (“Financials”) of GeneLink Inc., d/b/a GeneLink Biosciences, Inc. and subsidiaries (the “Company”) are unaudited. It is the opinion of the Company management that the Financials reflect all adjustments (consisting only of normal recurring adjustments) necessary to fairly state the Company’s financial position, results of operations, and cash flows as of and for the dates and periods presented. The Financials of the Company are prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information.

The Financials should be read in conjunction with the Company’s audited financial statements and footnotes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 filed with the Securities and Exchange Commission (SEC). The results of operations for the three month and six month periods ended June 30, 2013 are not necessarily indicative of the results that may be expected for the entire year ending December 31, 2013 or for any future period.

NOTE 1 – ORGANIZATION

The Company is a Pennsylvania corporation that became a publicly traded company in 1999. It is listed on the NASDAQ OTC Bulletin Board under the symbol “GNLK.” With corporate offices and manufacturing facilities located in Orlando, Florida, the Company is a leader in personalized, genetics-based health and wellness. The Company has developed targeted DNA assessments that measure some of an individual’s DNA variations. Certain gene variants, called SNP’s (“snips”), cause a gene to function differently from the norm by affecting biochemical pathways or altering the production of key proteins that regulate the way other processes in our bodies work. These SNPs may have a significant impact on overall wellness of an individual client or customer. The Company’s scientists use the information from the Company’s DNA assessments on each client to formulate customized products to address key areas of their health based on their individual DNA.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNT POLICIES

Principles of consolidation:

The condensed consolidated financial statements include the accounts of the Company and its wholly-owned Subsidiaries.  All significant intercompany accounts and transactions have been eliminated in consolidation.

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

Cash and cash equivalents:

Highly liquid instruments, purchased with a maturity of three months or less, are considered to be cash equivalents.  At times, cash and cash equivalents may exceed federally insured limits. The Company has not experienced any losses on such accounts.  All non-interest bearing cash balances were fully insured at June 30, 2013.

Accounts receivable:

Accounts receivable include amounts due from the Company’s market partners.

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

Long lived assets:

The Company reviews its long-lived assets and certain identifiable intangibles for impairment whenever events or changes indicate that the carrying amount of an asset may not be recoverable.  An impairment loss would be recognized when estimated future cash flows expected to result from the use of an asset and its eventual disposition is less than its carrying amount. The Company has not identified an impairment of any such assets for the six months ended June 30, 2013 or 2012.

Revenue recognition:

The Company recognizes revenues in the following methods:

•	For product sales, revenue is recognized upon shipment of those products
•	Licenses fees are recognized as earned and recorded based upon the terms of the underlying licensing agreements
•	Sales discounts are recognized as earned and recorded monthly based upon the terms of the underlying licensing agreements
•	Contingent revenue payments (earn-out as defined per the GeneWize sales agreement) are recognized upon receipt of payment.

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
The Company estimates the fair value of each option award issued under its stock option plans on the date of grant using a lattice option-pricing model that uses the assumptions noted below. The Company estimates the volatility of its common stock at the date of grant based on the historical volatility of its common stock for a period commensurate with the expected life. These historical periods may exclude portions of time when unusual transactions occurred. The Company determines the expected life based on historical experience with similar awards, giving consideration to the contractual terms, vesting schedules and post-vesting forfeitures. For shares that vest contingent upon achievement of certain performance criteria, an estimate of the probability of achievement is applied in the estimate of fair value. If the goals are not met, no compensation cost is recognized and any previously recognized compensation cost is reversed. The Company has never paid any cash dividends on its common stock and does not anticipate paying any cash dividends in the foreseeable future. In addition, the Company separates the grants into homogeneous groups by grant date and analyzes the assumptions for each group and computes the expense for each group utilizing these assumptions.

	Assumptions for Awards Granted for the Six Months Ended June 30,
	2013	2012
Expected volatility	-	180%
Risk-free interest rate	-	4.5%
Expected dividend yield	-	0%

The Company did not grant any stock options in either the six month periods ending June 30, 2013 or June 30, 2012.

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
The following common stock equivalents are excluded from the loss per share calculation as their effect would have been antidilutive:

	June 30,
	2013	2012

Options	21,980,833	20,255,833
Warrants	24,664,709	22,577,458
Debt conversion warrants	1,875,000	1,875,000

Income taxes:

The Company has not recorded current income tax expense or benefit due to the generation of net operating losses and the consideration that benefits of assets may not be realized. Deferred income taxes are accounted for using the balance sheet approach which requires recognition of deferred tax assets and liabilities for the expected future consequences of temporary differences between the financial reporting basis and the tax basis of assets and liabilities. A valuation allowance is provided when it is more likely than not that a deferred tax asset will not be realized.

The Company identifies and evaluates uncertain tax positions, if any, and recognizes the impact of uncertain tax positions for which there is a less than more-likely-than-not probability of the position being upheld when reviewed by the relevant taxing authority. Such positions are deemed to be unrecognized tax benefits and a corresponding liability is established on the balance sheet. The Company has not recognized a liability for uncertain tax positions. If there were an unrecognized tax benefit, the Company would recognize interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. The Company’s remaining open tax years subject to examination by the Internal Revenue Service include the years ended December 31, 2009 through December 31, 2012.

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

Beneficial Conversion and Warrant Valuation:

The Company recorded a beneficial conversion feature (“BCF”) related to the issuance of convertible debt instruments that have conversion features at fixed rates that were in-the-money when issued. The Company also records the fair value of warrants issued in connection with debt instruments. The BCF for the convertible instruments is recognized and measured by allocating a portion of the proceeds to warrants, based on their relative fair value, and as a reduction to the carrying amount of the convertible instrument equal to the intrinsic value of the conversion feature. The discounts recorded in connection with the BCF and warrant valuation are recognized for convertible debt as interest expense over the term of the debt using the effective interest method.

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of June 30, 2013. The Company uses the market approach to measure fair value of its Level 1 financial assets. The market approach uses prices and other relevant information generated by market transactions involving identical assets or liabilities.

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

NOTE 3 – SALE OF SUBSIDIARY AND LICENSING AGREEMENTS

On October 13, 2011, the Company entered into a Stock Purchase Agreement (the “Stock Purchase Agreement”) with Capsalus Corp. (“Capsalus”), pursuant to which the Company agreed to sell 100% of the stock of its wholly-owned subsidiary, GeneWize Life Sciences, Inc. (“GeneWize”). The Stock Purchase Agreement provided for a purchase price of $500,000 payable at the closing, plus an earn-out of between $1.5 million and $4.5 million, subject to the performance of GeneWize after the closing. The earn-out amount is calculated as the greater of $25,000 per month or 10% to 15% of GeneWize monthly gross revenues, payable monthly through April, 2017. The effective date of the closing was February 10, 2012 which was the date final documents were completed following approval of the transaction by the shareholders of the Company.  Due to continuing involvement with GeneWize subsequent to the sale, this transaction was not accounted for as a discontinued operation.

The Company recorded a gain on sale of subsidiary as of February 10, 2012.  Consideration for the sale included the $500,000 cash received from Capsalus and an additional $39,272 for working capital.  Additional consideration included the earn-out amount which was valued at $164,358, the Company’s estimate of net present value of probable cash collections under the agreement.   The total consideration of $703,630 was offset by net liabilities and related costs of sale resulting in a gain on sale of $669,054.

The Company, GeneWize and Capsalus also entered into an Interim Management Agreement dated October 13, 2011, pursuant to which Capsalus managed the operation of GeneWize until the closing date of February 10, 2012.
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

On October 13, 2011, the Company entered into a License and Distribution Agreement (the “LDA”) with Gene Elite LLC (“Gene Elite”) which expires in 2017 with successive five-year renewal options provided Gene Elite meets sales and performance criteria.  Pursuant to the LDA, the Company granted Gene Elite the exclusive right to sell certain skin care and nutrition products in the direct sales, multi- level marketing (MLM) and athletic formula channels. Pursuant to the LDA, the Company received $1,500,000 in license fees, of which $1,000,000 (the “Up-front fee”) was received during 2011 and $500,000 was received on February 10, 2012, the closing date of the sale of GeneWize. The LDA provides for $750,000 of the Up-front fee as a Nonrefundable Advance Deposit which accrues interest at 4% per year and will be paid through product credits or issuance of common stock at market price, at the discretion of Gene Elite. The remaining $750,000 of the license fees was recorded as “Deferred Revenue - License Fees” on the accompanying balance sheet, which will be recognized over the term of the LDA beginning on February 10, 2012.  As of June 30, 2013 the remaining balance in deferred revenue was $537,500 and $37,500 of the deferred revenue has been amortized into revenue during the second quarter of 2013.

In connection with the LDA, the Company and Gene Elite entered into a Warrant Purchase Agreement dated October 13, 2011 pursuant to which the Company granted Gene Elite warrants to purchase (i) 6,000,000 shares of common stock of the Company at an exercise price of $0.10 per share and (ii) 2,000,000 shares of common stock of the Company at an exercise price of $0.45 per share (collectively, the “non-performance warrants”). In addition, and, subject to certain performance requirements being satisfied, Gene Elite was granted warrants to purchase 6,000,000 shares of common stock of the Company at an exercise price of $0.20 per share (the “performance warrants”).   The 8,000,000 shares underlying the non-performance warrants, valued at $460,000 at issue date, are accounted for as “Prepaid Sales Incentives” on the accompanying balance sheet and will be amortized over the life of the licensing agreement.  As of June 30, 2013, $337,328 of the prepaid sales incentive remained on the balance sheet as an asset and $23,001 was amortized into expense during the second quarter of 2013.

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

On February 10, 2012, the Company, Gene Elite and GeneWize entered into a sub-licensing and distribution agreement (SLDA) which grants GeneWize the exclusive rights contained in the LDA to market and sell certain skin care and nutrition products in the direct sales, multi- level marketing (MLM) and athletic formula channels. The term of the SLDA is concurrent with the term of the LDA including the successive renewal options granted under the LDA.

During 2012, the Company received $165,000 of earn-out payments related to the sale of the GeneWize subsidiary. Due to our evaluation of Capsalus’ ability to pay additional earn-out amount in the future. During the quarter ended June 30, 2013, the Company received an additional $150,000 of earn-out payment and was recorded in the periods received. The Company is in continued discussions with Capsalus regarding a resolution to the earn-out deficiency.

NOTE 4 – RELATED PARTIES

Consulting Fees:

The Company has a consulting agreement with a shareholder, director, and officer of the Company for scientific advisory services. The agreement provides for annual payments of $36,000, payable $3,000 per month plus expenses. As of June 30, 2013 amounts owed to the shareholder were $17,523 and were included in accounts payable.

The Company has a consulting agreement with a shareholder and officer of the Company for medical advisory services. The agreement provides for annual payments of $24,000, payable $2,000 per month plus expenses. As of June 30, 2013, amounts owed to the shareholder were $12,000 and were included in accounts payable.

The Company also has a consulting agreement with a shareholder to provide strategic and business development assistance. In months where services are provided, the fee is $5,000 per month plus expenses for such services. At June 30, 2013, amounts owed to the shareholder for consulting fees were $60,734 and were included in accounts payable.

Due to Shareholder:

A shareholder advanced the Company $10,000 which was due as of June 30, 2013.  Such advance does not bear interest and is due upon demand.

NOTE 5 - CONTINGENCIES

On October 26, 2012, the Company entered into a proposed consent order with the staff of the Federal Trade Commission with regard to the previously reported investigation of certain advertising and sales practices. On May 22, 2013 and again on August 7, 2013, the Commission orally informed counsel for the Company that the Commission desired to modify certain provisions of the proposed agreement. After review of the proposed modified provisions, the Company signed modified Agreements Containing Consent Order on June 7, 2013 and again on August 8, 2013. The pending consent order does not include any fine and/or economic redress. The proposed agreement is subject to approval by the full Commission.

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

Previously, the Company reported on a claim pending in the Circuit Court for the 11th Judicial Circuit in and for Miami – Dade County, Florida by a former consultant, alleging breach of contract and unjust enrichment.  On May 9, 2013, the court granted our partial Motion to Dismiss their Amended Complaint (our second motion to dismiss). The court announced that the plaintiff had 10 days to file an amended complaint, and instructed the plaintiff to draft a proposed order to that effect. Notwithstanding the fact that no order had been entered, Healthy ROI filed its Second Amended Complaint on May 30, 2013.  Under the rules, Healthy ROI cannot file an amended complaint without leave of court. Since Healthy ROI did not send an order to the judge, we believe that the filing was unauthorized, and we are not required to respond to it.  Currently, the parties are participating in the discovery phase of the litigation. Although we believe that the amount in dispute is likely to be less than $25,000, we are unable at this time to determine the amount alleged to be owed by us to the former consultant.

NOTE 6 – GOING CONCERN AND MANAGEMENT’S PLANS

The opinions of the Company’s independent registered public accounting firm on the audited financial statements as of and for the years ended December 31, 2012 and 2011 contain an explanatory paragraph regarding substantial doubt about the Company’s ability to continue as a going concern.

The Company has a working capital deficit of $1,407,950 as of June 30, 2013. Although the Company continues to work on reducing a deficit, the Company also understands that there is still a deficit and many variables contribute to that deficit. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

To execute the Company's growth plans, it may need to seek additional funding through public or private financings, including debt or equity financings, and through other means, including collaborations and license agreements. Additional financing may not be available when needed, or, if available, the Company may not be able to obtain financing on favorable terms. The Company's ability to continue as a going concern is dependent upon the achievement of its marketing plans to enhance sales and its ability to raise capital.  Management continues to work with existing market partners as well as pursuing additional distribution opportunities.  Management also believes it has the opportunities before it to increase sales which will provide a foundation for raising additional capital. The Company’s financial statements have been prepared on the basis that it is a going concern, which assumes continuity of operations and the realization of assets and satisfaction of liabilities in the ordinary course of business. The financial statements do not include any adjustments that might result if the Company was forced to discontinue its operations.

NOTE 7 – SUBSEQUENT EVENTS

From July 1, 2013 through the date of this filing, the Company sold an additional 4,166,667 shares of restricted Common Stock of the Company at a price of $0.03 per share pursuant to an Amended and Restated Confidential Private Offering Memorandum, and received an aggregate amount of $125,000. In connection with the above offering, the Company incurred a total of $5,000 in placement fees and expenses and issued warrants to acquire 208,333 shares of Common Stock at an exercise price of $0.03 per share to First Equity Capital Securities, Inc. (“First Equity”), as placement agent, in connection with the sale of these units.

Kenneth R. Levine, a holder of more than five percent of the equity securities of the Company, is the President and owner of First Equity.  First Equity has been engaged by the Company to perform investment banking services since 2003, including capital formation, for which First Equity has, from time to time, acted as a Placement Agent for compensation.

On July 1, 2013, Dr. Douglas M. Boyle and Mr. James A. Monton resigned as directors of GeneLink, Inc. (the “Company”). Mr. Monton was the Chair of the Company’s Compensation Committee. In connection with their resignations, Dr. Boyle and Mr. Monton and the Company entered into mutual releases and the Company has agreed to allow all options held by Dr. Boyle and Mr. Monton to continue in effect through the remainder of their respective terms.

On July 1, 2013, the company issued a total of 2,600,000 stock options.

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
Operating results for the three-month and six month periods ended June 30, 2013 are not necessarily indicative of the results that may be expected for the full fiscal year.

MANAGEMENT OVERVIEW

Genomic science took a formal and important step forward in 1990 with the establishment of the Human Genome Project. This enormous undertaking was the combined effort between the United States Department of Energy and the National Institutes of Health. The project was based on the mission of pursuing a greater understanding of individual health risks. The Human Genome Project showed that our physical uniqueness is largely due to variations in our DNA called single nucleotide polymorphisms or SNPs. The DNA between any two humans is about 99.1% identical. Except for identical twins, variations in just a small fraction of our DNA account for the major ways in which one human is different from another. Scientists have identified about 1.4 million locations where single-base DNA differences occur in humans.

Founded in 1994, the Company initially was a developmental stage company engaged in the development of genetics-based assessments for pharmaceutical applications and DNA storage (banking) for that purpose. Beginning in 1999, the Company expanded its focus to include non-medical, consumer-oriented applications of its proprietary genetic assessments. The Company filed a series of patents starting in 2001 which support the Company’s proprietary position in genetic-based assessments and products. The Company determined that the better business model was to provide products to customers that provided quality, user-level assessment capabilities and nutrition-based and topical-based solutions from resulting DNA-based findings.

The Company’s innovations have led the Company to develop a proprietary mass-customization product manufacturing system for nutritional supplements and skin care product delivery. This mass-customization is the process of manufacturing “one at a time” formulations based on an individual’s DNA.

The Company is an industry game-changer, well-positioned in a market searching for solutions to soaring healthcare costs. It is truly a wellness company in a sea of disease-treatment companies. In its simplest form, the Company delivers a new generation of nutrition and skin care products in personally-customized forms, manufactured specifically to key elements of the individual’s DNA.

In doing so, the Company utilizes some of the most significant, highest quality and most scientifically supported ingredients available. In the case of nutrition, the current DNA-customized nutritional supplement product may utilize up to 89 ingredients. The Company skin serum currently contains up to 16 naturally-derived plant-based ingredients. Each user gets what he or she needs, avoids ingredients he or she may not need, and can now know what could work best for his or her individual body - saving cost, eliminating guesswork, and providing peace of mind. The Company’s history since 2008 of providing genetically customized nutrition and skin care solutions to more than 30,000 people is compelling evidence of the marketplace viability of the Company’s approach to personalized health and wellness.

In layman’s terms, over time the Company should be able to see deeper and deeper into the layers of health issues revealed by genetic information - then deliver more and more finely-tuned formulations. Aside from a continual expansion of its initial product offering, this process will result in the ultimate goal of “condition specific” nutraceuticals - much like the vast array of pharmaceutical medicines we are familiar with today, but with targeted accuracy and without the effects of synthesized chemicals that often have severe and unwanted side effects.

As of June 30, 2013, the Company continued to be a leading solution provider in the genetically customized nutritional and personal care marketplace. In 2012, the Company shifted its focus to become a wholesale provider of science, technology, and DNA personalized products. Approximately one year after moving production in-house and fifteen months after completing the sale of GeneWize. The Company recorded significantly reduced losses. This was due in part to a combination of cost cutting and process improvement programs which were implemented, resulting with significantly lower expense. More details are provided below in Results of Operations.

In the quarter, the Company focused on supporting its two primary marketing partners, foru and geneME. These partners account for 88% and 11% of total revenues respectively. This included expanding development of new products as well as refinement of internal operations, including manufacturing, information technology, partner care, and compliance with the goal being to increase revenue and lower costs. The Company also concentrated on working with our marketing partners to refine their marketing materials and approach to support anticipated sales efforts and also to comply with the proposed consent orders with the Federal Trade Commission.

The Company also continued to pursue additional licensing agreements both in the US and internationally while aggressively working on initiatives to increase distribution of our Dermagenetics line of products.

RESULTS OF OPERATIONS

COMPARISON OF THE THREE MONTHS ENDED JUNE 30, 2013 AND THE THREE MONTHS ENDED JUNE 30, 2012

Revenues:

Revenues increased $94,999 or 18% for three months ended June 30, 2013 as compared to the same three months in 2012. There are four primary reasons for the increase in revenue:

•	Revenue from marketing partner foru was responsible for a $54,192 increase in revenues quarter over quarter. The receipt of $150,000 in earn-out payments were offset by a reduction of $83,309 in product revenue and a $12,500 reduction in license fees.

•	geneME product sales increased $29,826 or 304.6% for the second quarter over same period in 2012. The increase in sales is attributed to increased marketing efforts.

•	Dermagenetics saw sales slip $26,441 or 84% in the second quarter of 2013 compared to the same quarter in 2012 due to a change in the sales force and a restructuring of the business plan. Although future sales are uncertain, significant progress has been made for a re-launch of the brand in the third quarter of 2013.

•	Revenue from genetic assessments increased $31,523 or 73.1% as almost 1,200 DNA assessments were invoiced in the second quarter of 2013 compared to 700 in the same period in 2012. The number of DNA assessments invoiced is one of the many indicators of future growth in recurring product revenues.

Cost of Goods Sold:

Cost of Goods Sold (“COGS”) decreased $75,571 or 19.5% compared to the same quarter in 2012. As discussed above, although total revenues increased, $150,000 of the increase came from the earn-out payments which do not have any COGS associated with them. When combined with foru’s decrease in product sales, foru accounted for $79,355 of the decrease in COGS. Assessments ($20,751 or 36.6%) and geneME ($11,781 or 215.7%) saw an increase in COGS due to the increase in the volume of assessments and product orders. The final offset was that shipping COGS decreased ($13,763 or 16.4%).

Gross Profit:

Gross Profit increased $170,570 or 123.2%. As outlined above, this was due to the receipt of the foru earn-out payment offset by the reduced foru product revenue along with a decrease in COGS.

Expenses:

Total operating expenses were $354,906 or 39% lower in 2013 than the same period in 2012. The variances are broken down into several categories:

•	Legal – A decrease of $156,001 or 81.9% was realized because of the pending resolution of the investigation of the Company by the FTC.

•	Wages and Benefits – Reductions in staff accounted for the decrease of $109,384 or 42.3%.

•	Auditing and Corporate Fees – A decrease of 65,252 or 78.4% was due to larger fees in 2012 related to the unexpected resignation of the Company’s previous auditor, a re-audit of 2011, and the resulting restatement thereof driving up 2012 costs.

•	Research and Development – The decrease of $36,789 or 59.8% was due to having one fewer employee assigned to R&D in 2013. The Company continues to employ a full-time Genomic Scientist as well as support a 10 person scientific board.

•	Information Technology – Changes to the operations and ongoing cost cutting have afforded the opportunity for a decrease of $30,650 or 65.1% in IT related expenses.

Operating Losses:

The Company incurred an operating loss of $240,257 for the three months ended June 30, 2013, as compared to an operating loss of $765,733 for the three months ended June 30, 2012, a positive change of $525,476 or 68.6%. The Company made a concerted effort to support its marketing partners in achieving their goals while at the same time focusing on containing expenses.

Net Income Losses:

The Company incurred a net loss of $325,137 for the three months ended June 30, 2013 as compared to a net loss of $962,630 for the three months ended June 30, 2012, a decrease of $637,493 or 66%. The net loss in the second quarter of 2012 included a $90,000 additional charge related to the sale of GeneWize.

COMPARISON OF THE SIX MONTHS ENDED JUNE 30, 2013 AND THE SIX MONTHS ENDED JUNE 30, 2012

Revenues:

Revenues decreased $276,769 or 21.3% for six months ended June 30, 2013 as compared to the same six months in 2012. There are four primary reasons for the decrease in revenue:

•	As previously discussed, the sale of GeneWize was complete in the first quarter of 2012. Revenue from GeneWize while still owned by the Company and marketing partner foru decreased $366,726 or 33.4%. $426,546 of the decrease is attributed to the sale of GeneWize and change in business model. This decrease coupled with approximately $90,000 in fewer product sales were offset by $150,000 in earn-out payments received in the second quarter of 2013.

•	geneME product sales increased $57,968 or 592.1% over the same six month period in 2012. The increase in sales is attributed to increased marketing efforts.

•	Dermagenetics saw sales slip $21,442 or 68.1% in the first six months of 2013 compared to the same period in 2012 due to a change in the sales force and a restructuring of the business plan. Although future sales are uncertain, significant progress has been made for a re-launch of the brand in the third quarter of 2013.

•	Revenue from genetic assessments increased $49,994 or 73.9% as almost 1,900 DNA assessments were invoiced in the first six months of 2013 compared to 1,100 in the same period in 2012. The number of DNA assessments invoiced is one of the many indicators of future growth in recurring product revenues.

Cost of Goods Sold:

Cost of Goods Sold (“COGS”) decreased $106,234 or 14.6% compared to the same period in 2012. With foru’s decrease in product sales along with bringing manufacturing in-house, foru accounted for $98,008 or 26.1% of the decrease in COGS. Assessments ($35,452 or 54.6%), geneME ($33,598 or 615.1%), and overhead ($64,954 or 124.9%) saw an increase in COGS due to the increase in the volume of assessments, product orders, and the allocation of overhead as a result of the conversion to in-house manufacturing. The final offset was that shipping COGS decreased ($101,647 or 54.6%) as a result of the sale of GeneWize.

Gross Profit:

Gross Profit decreased $170,535 or 29.8%. As outlined above, this was due to the receipt of the foru earn-out payment offset by the reduced foru product revenue along with the sale of GeneWize and a decrease in COGS.

Expenses:

Total operating expenses were $1,127,056 or 53% lower in 2013 than the same period in 2012. The variances are broken down into several categories:

•	GeneWize Affiliates – $498,513 of expenses were recorded in 2012 for GeneWize affiliates. Since the sale of GeneWize, the Company no longer has affiliate expenses.

•	Wages and Benefits – Reductions in staff including fewer employees as a result of the sale of GeneWize accounted for the decrease of $287,515 or 48.5%.

•	Legal – A decrease of $218,800 or 81.0% was realized because of the pending resolution of the investigation of the Company by the FTC.

•	Consultants – A decrease of $91,160 or 47.2% was a result of reducing the number of consultants engaged in 2013 as compared to 2012. Additionally, consultants were used during the first quarter of 2012 to assist in the sale of GeneWize and those services were not needed in 2013.

•	Information Technology – Changes to the operations and ongoing cost cutting have afforded the opportunity for a decrease of $83,148 or 67.6% in IT related expenses.

•	Auditing and Corporate Fees – A decrease of $42,122 or 41.3% was due to larger fees in 2012 related to the unexpected resignation of the Company’s previous auditor, a re-audit of 2011, and the resulting restatement thereof driving up 2012 costs.

•	Research and Development – The decrease of $38,687 or 49.6% was due to having one fewer employee assigned to R&D in 2013. The Company continues to employ a full-time Genomic Scientist as well as support a 10 person scientific board.

•	Dermagenetics – An increase of $53,146 or 177.2% was spent in an effort to re-launch the product offerings.

•	Facility Expenses – As a result of moving production in-house, the Company experienced $35,858 or an 82.8% increase in costs.

Operating Losses:

The Company incurred an operating loss of $597,680 for the six months ended June 30, 2013, as compared to an operating loss of $1,554,201 for the six months ended June 30, 2012, a positive change of $956,521 or 61.5%. The Company made a concerted effort to support its marketing partners in achieving their goals while at the same time focusing on containing expenses.

Net Income Losses:

The Company incurred a net loss of $678,908 for the six months ended June 30, 2013 as compared to a net loss of $1,068,303 for the six months ended June 30, 2012, a decrease of $389,395 or 36.5%. The additional variance came from realizing $669,054 gain on the sale of GeneWize in 2012 while receiving a settlement of $87,500 in 2013 for an insurance claim settlement.

Pro Forma:

Actual results for the six months ended June 30, 2013 compared to pro forma results for six months ended June 30, 2012 (excluding GeneWize through February 10, 2012):

	Six Months Ended June 30, 2013	Six Months Ended June 30, 2012 (excluding GeneWize through February 10, 2012)
Revenues	$1,021,818	$778,489
Gross Profit	401,346	221,564
Net Operating Loss	(597,680)	(1,477,972)

Consistent with the change to the wholesale business model, the pro forma results show a reduction in operating losses of $880,292 or a 60% improvement.

LIQUIDITY AND CAPITAL RESOURCES

For the six months ended June 30, 2013, the Company’s primary liquidity requirements have been the funding of its corporate overhead, including the payment of staff compensation, operating expenses, and accounts payable.

Cash and cash equivalents at June 30, 2013 amounted to $1,443 as compared to $158,468 at December 31, 2012, a decrease of $157,025. The Company’s operating activities utilized $301,025 of cash in the first six months of 2013 as compared to $979,427 in the first six months of 2012, a decrease of $678,402 or 69% in cash needs.  This decrease in cash and cash equivalents needed is primarily related to the details outlined above describing the operating losses.

Investing activities provided $0 in proceeds for the six month period ended June 30, 2013 as compared to $221,835 provided for the three month period ended June 30, 2012. The financing activities provided $144,000 in proceeds related to sales of stock for the six month period ended June 30, 2013 as compared to $82,800 in proceeds provided for the six month period ended June 30, 2012.

The Company continues to monitor all aspects of the business. The immediate priority of the Company is to achieve a level where cash flow from operating activities is at worst break-even. The Company is evaluating if additional funds are needed to further implement its sales and marketing strategy, enhancements to manufacturing, for research and development, and for other working capital needs. If the Company determines it needs additional funding and is not able to secure such additional funding, it will continue to realize negative cash flow and losses and may not be able to continue operations.

FINANCIAL CONDITION

Assets of the Company decreased from $1,454,801 at December 31, 2012 to $1,273,348 at June 30, 2013, a decrease of $181,453. The lower cash at the end of the first quarter of 2013 accounted for $157,025 of the decrease with the remaining variance being attributed to inventory and accounts receivable.

Accounts receivable was up $136,667 for invoices to our market partners while inventory was reduced $100,123 as operations made some efficiency gains and accounted for some expired inventory.

Liabilities increased to $4,367,771 at June 30, 2013 from $4,116,154 on December 31, 2012, an increase of $251,617 or 6.1%. Accounts payable increased $196,056.

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

There are a number of factors that affect the Company’s business and the result of its operations. These factors include economic, business, and regulatory conditions; the financial health and success of the Company’s existing marketing partners; the level of acceptance of the Company’s products and services; the rate and commercial applicability of advancements and discoveries in the genetics field; and the Company’s ability to enter into strategic alliances with companies in the consumer products and genetics industry.

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable

ITEM 4 – CONTROLS AND PROCEDURES

Dr. Bernard Kasten, the Company’s Chief Executive Officer and Interim Chief Financial Officer has concluded, based on an evaluation of the Company’s disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15€ and 15d-15€), that such disclosure controls and procedures were effective as of the end of the period covered by this report.

There has been no change in the Company’s internal controls over financial reporting during the three months ended June 30, 2013 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

THE COMPANY, INC. AND SUBSIDIARIES

PART II - OTHER INFORMATION

ITEM 1 – LEGAL PROCEEDINGS

In September 2009, the Company brought action against two prior law firms in New Jersey Superior Court, alleging that their failure to timely provide legal services and make or authorize required filings caused the Company to lose valuable Japanese and U.S. patent rights. In March 2010, the Company voluntarily dismissed one of the law firms from the action. In August 2010, the remaining law firm filed a counterclaim for alleged unpaid legal fees owed to it by the Company. The defendant attempted to remove the matter to U.S. District Court, but in it was remanded back to the New Jersey Superior Court. The defendant appealed the remand decision, but in 2012 the Federal Circuit dismissed the defendants appeal.  In January of 2013 the parties exchanged an executed Settlement Agreement and Mutual Releases as well as a Stipulation dismissing all claims against each other with prejudice.

On October 26, 2012, the Company entered into a proposed consent order with the staff of the Federal Trade Commission with regard to the previously reported investigation of certain advertising and sales practices. On May 22, 2013 and again on August 7, 2013, the Commission orally informed counsel for the Company that the Commission desired to modify certain provisions of the proposed agreement. After review of the proposed modified provisions, the Company signed modified Agreements Containing Consent Order on June 7, 2013 and again on August 8, 2013. The pending consent order does not include any fine and/or economic redress. The proposed agreement is subject to approval by the full Commission.

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

Previously, the Company reported on a claim pending in the Circuit Court for the 11th Judicial Circuit in and for Miami – Dade County, Florida by a former consultant, alleging breach of contract and unjust enrichment.  On May 9, 2013, the court granted our partial Motion to Dismiss their Amended Complaint (our second motion to dismiss). The court announced that the plaintiff had 10 days to file an amended complaint, and instructed the plaintiff to draft a proposed order to that effect. Notwithstanding the fact that no order had been entered, Healthy ROI filed its Second Amended Complaint on May 30, 2013.  Under the rules, Healthy ROI cannot file an amended complaint without leave of court. Since Healthy ROI did not send an order to the judge, we believe that the filing was unauthorized, and we are not required to respond to it.  Currently, the parties are participating in the discovery phase of the litigation. Although we believe that the amount in dispute is likely to be less than $25,000, we are unable at this time to determine the amount alleged to be owed by us to the former consultant.

ITEM 1A – RISK FACTORS

None.

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In the quarter ended June 30, 2013, the Company sold an aggregate of 5,000,000 shares of Common Stock at a price of $0.03 per share pursuant to a Confidential Private Offering Memorandum and received gross proceeds of $150,000 from two investors as described below.

In connection with the above offering, the Company incurred a total of $6,000 in placement fees and expenses and issued warrants to acquire 416,667 shares of Common Stock at an exercise price of $0.03 per share to First Equity Capital Securities, Inc., as placement agent, in connection with the sale of these units.

Date	$ of Investment	Number of Shares Issued	Number of Investors
4/08/2013	$50,000	1,666,667	1
4/16/2013	$100,000	3,333,333	1

First Equity has been engaged by the Company to perform investment banking services since 2003, including capital formation, for which First Equity has, from time to time, acted as a Placement Agent for compensation.   Although First Equity receives a stipend of $5,000 per month for such services, payment is reviewed monthly by the Company’s Chairman, Dr. Bernard Kasten, who will decide whether any payment is due and whether such payment should be released or accrued. In 2012, First Equity was compensated in the amount of $80,000 for services provided to the Company in relation to the Company’s transactions in relation to the sale of its wholly owned subsidiary, GeneWize, Inc. and the development of various licenses and agreements related thereto.  At the invitation of Dr. Kasten, Mr. Levine may attend Board of Directors and Audit Committee meetings on behalf of First Equity as a non-voting observer. Mr. Levine is also a member of the Company’s Scientific Advisory Board.

ITEM 3 – DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4 – (REMOVED AND RESERVED)

ITEM 5 – OTHER INFORMATION

On June 3, 2013, GeneLink, Inc. ("GeneLink") held its Annual Meeting of Shareholders (the "Meeting") in Orlando Florida. Of the shares of common stock outstanding and entitled to vote as of the record date, sixty nine percent (69%) of such shares were present or represented by proxy at the Meeting, representing a quorum.  GeneLink's shareholders approved all of the nominees and proposals, specifically (1) the election of Geoff Haar, Ofer Fridfertig, Douglas M. Boyle, Bernard L. Kasten, Jr., M.D., James A. Monton and Robert P. Ricciardi, Ph.D. as directors to hold office until the 2014 Annual Meeting of Shareholders or until their successors are elected, (2) the amendments to GeneLink's Articles of Incorporation, (3) a non-binding, advisory vote on executive compensation, and (4) a non-binding, advisory vote on the frequency of which to hold future advisory votes on executive compensation.

On July 1, 2013, Dr. Douglas M. Boyle and Mr. James A. Monton resigned as directors of GeneLink, Inc. (the “Company”). Mr. Monton was the Chair of the Company’s Compensation Committee. In connection with their resignations, Dr. Boyle and Mr. Monton and the Company entered into mutual releases and the Company has agreed to allow all options held by Dr. Boyle and Mr. Monton to continue in effect through the remainder of their respective terms.

THE COMPANY, INC. AND SUBSIDIARIES

EXHIBITS

Exhibit No.	Description

31	Certification of the Chief Executive Officer and Interim Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of the Chief Executive Officer and Interim Chief Financial Officer pursuant to Section 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* * * * * *
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE COMPANY, INC.
(Registrant)

Date: August 14, 2013	By:	/s/ Bernard L. Kasten, Jr., M.D.
Bernard L. Kasten, Jr., M.D.,
Chief Executive Officer and
Interim Chief Financial Officer