Form 10-Q
period 2013-09-30
GENELINK INC
filed 2013-11-14
CIK 941020

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

Number of Shares of Common Stock Outstanding on November 8, 2013	265,018,689

GENELINK, INC. AND SUBSIDIARIES

PART I – FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS	Page

Condensed Consolidated Balance Sheets (unaudited) at September 30, 2013 and December 31, 2012	3-4

Condensed Consolidated Statements of Operations (unaudited) for the three and nine months ended September 30, 2013 and the three and nine months and ended September 30, 2012	5

Condensed Consolidated Statements of Cash Flow (unaudited) for the nine months ended September 30, 2013 and the nine months ended September 30, 2012	6

Notes to Consolidated Financial Statements	7-13

GENELINK, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

ASSETS

	September 30, 2013	December 31, 2012
CURRENT ASSETS
Cash and Cash Equivalents	$127,559	$158,468
Accounts Receivable	146,350	77,966
Inventory	337,582	393,588
Prepaid Expenses	68,191	50,258
Current portion of Prepaid Sales Incentive	92,000	92,000
TOTAL CURRENT ASSETS	771,682	772,280
Property, plant and equipment	203,439	257,769
Prepaid Sales Incentives	222,327	291,330
Intangible Assets	45,530	54,905
Loan Costs, net of accumulated amortization of $191,113 and $154,100	21,690	58,703
Other Assets	19,814	19,814
TOTAL ASSETS	$1,284,482	$1,454,801

See Notes to Condensed Consolidated Financial Statements

GENELINK, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

LIABILITIES AND STOCKHOLDERS’ DEFICIT

	September 30, 2013	December 31, 2012
CURRENT LIABILITIES
Accounts payable	$1,313,014	$1,019,372
Accrued interest	580,003	463,815
Accrued compensation	13,494	34,698
Other accrued expenses	154,627	139,827
Deferred revenue	21,855	21,352
Current portion of deferred revenue-license fees	150,000	150,000
Due to shareholder	10,000	10,000
TOTAL CURRENT LIABILITIES	2,242,993	1,839,064

Non-refundable advance deposit	704,195	725,043
Deferred revenue – license fees	350,000	462,500
Convertible notes payable, net of discounts	1,190,730	1,089,547
TOTAL LIABILITIES	$4,487,918	4,116,154

STOCKHOLDERS’ DEFICIT
Common Stock, par value $0.01 per share; authorized 500,000,000 shares; issued: 269,377,848 and 257,711,181 shares; outstanding 265,018,689 and 253,352,022 shares.	2,693,779	2,577,112
Additional Paid in capital	23,485,281	22,925,832
Accumulated deficit	(28,830,261)	(27,612,062)
Treasury stock, 4,359,159 shares, at cost	(552,235)	(552,235)
TOTAL STOCKHOLDERS’ DEFICIT	(3,203,436)	(2,661,353)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$1,284,482	$1,454,801

See Notes to Consolidated Financial Statements

GENELINK, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For The Three Months Ended September 30, 2013	For The Three Months Ended September 30, 2012	For The Nine Months Ended September 30, 2013	For The Nine Months Ended September 30, 2012
REVENUE	$294,739	$425,073	$1,166,557	$1,723,660
COST OF GOODS SOLD	222,233	514,822	842,706	1,241,528
GROSS PROFIT	72,506	(89,749)	323,851	482,132

EXPENSES
Selling, general and administrative	635,527	723,698	1,567,537	2,725,494
Research and development	27,444	72,237	66,682	150,162
Amortization and depreciation	12,852	6,356	40,630	52,717
	675,823	802,291	1,674,849	2,928,373

OPERATING LOSS	(603,317)	(892,040)	(1,350,998)	(2,446,241)

OTHER INCOME (EXPENSE)
Interest expense	(86,008)	(82,437)	(254,813)	(247,545)
Interest income	33	91	112	1,212
(Loss)/Gain on sale of subsidiary	150,000	-	300,000	669,054
Gain on settlement	-	-	87,500
Loss on disposal of assets	-	-	-	(19,168)
	64,025	(82,346)	132,799	403,552
NET LOSS	$(539,292)	$(974,386)	$(1,218,199)	$(2,042,689)
NET LOSS PER SHARE, BASIC AND DILUTED	$(0.00)	$(0.00)	$(0.00)	$(0.01)
Weighted average shares outstanding: basic and diluted	263,352,022	207,721,823	258,166,837	202,766,054

See Notes to Condensed Consolidated Financial Statements

GENELINK, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,218,199)	$(2,042,689)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	40,630	52,717
Depreciation included in cost of goods sold	23,075	21,589
Amortization of debt discounts	138,196	126,093
Common stock issued for services	-	74,862
Stock-based compensation	340,116	248,150
Amortization of fees and incentives	(64,345)	(64,798)
Gain on sale of subsidiary	-	(669,054)
Loss on disposal of fixed asset	-	19,168
Changes in assets and liabilities:
Accounts receivable	(68,384)	(145,026)
Inventory	56,006	137,658
Prepaid expenses	(17,933)	23,141
Other assets	-	9,529
Accounts payable and accrued expenses	424,630	126,008
Accrued compensation	(21,204)	(21,394)
Deferred revenue	503	(15,078)
Deferred revenues – license fees	-	500,000
NET CASH USED IN OPERATING ACTIVITIES	(366,909)	(1,619,124)
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	-	$(237,461)
Proceeds from sale of subsidiary	-	539,272
Long-term receivable related to sale of subsidiary	-	(164,358)
Collections on receivable from sale of subsidiary	-	164,358
NET CASH PROVIDED BY INVESTING ACTIVITIES	-	$301,811

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock and warrants, net	336,000	304,000
Proceeds from common stock subscriptions, pending acceptance	-	1,250,000
NET CASH PROVIDED BY FINANCING ACTIVITIES	336,000	1,554,000

NET DECREASE IN CASH AND CASH EQUIVALENTS	(30,909)	236,687
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	158,468	740,769
CASH AND CASH EQUIVALENTS, END OF PERIOD	$127,559	$977,456

SUPPLEMENTARY DISCLOSURES OF CASH FLOW INFORMATION
Cash payments for interest	$430	$909

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

The Financials should be read in conjunction with the Company’s audited financial statements and footnotes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 filed with the Securities and Exchange Commission (SEC). The results of operations for the three month and nine month periods ended September 30, 2013 are not necessarily indicative of the results that may be expected for the entire year ending December 31, 2013 or for any future period.

NOTE 1 – ORGANIZATION

The Company is a Pennsylvania corporation that became a publicly traded company in 1999. It is listed on the OTC Exchange under the symbol “GNLK.” With corporate offices and manufacturing facilities located in Orlando, Florida, the Company is a leader in personalized, genetics-based health and wellness. The Company has developed targeted DNA assessments that measure some of an individual’s DNA variations. Certain gene variants, called SNP’s (“snips”), cause a gene to function differently from the norm by affecting biochemical pathways or altering the production of key proteins that regulate the way other processes in our bodies work. These SNPs may have a significant impact on overall wellness of an individual client or customer. The Company’s scientists use the information from the Company’s DNA assessments on each client to formulate customized products to address key areas of their health based on their individual DNA.

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

Cash and cash equivalents:

Highly liquid instruments, purchased with a maturity of three months or less, are considered to be cash equivalents.  At times, cash and cash equivalents may exceed federally insured limits. The Company has not experienced any losses on such accounts.  All non-interest bearing cash balances were fully insured at September 30, 2013.

Accounts receivable:

Accounts receivable includes amounts due from the Company’s market partners, foru and geneME.

Inventory:

Inventory consists primarily of raw materials for the custom nutritional and skincare products sold by the Company.  Inventory is valued at the lower of cost (using the first-in, first-out method).

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

Intangible assets:

Intangible assets include costs incurred to apply and obtain patents for its products. Patents are amortized over the estimated useful life of the asset, on a straight-line basis.

Deferred loan costs:

Loan acquisition costs are amortized over the term of the debt using the effective interest method.

Long lived assets:

The Company reviews its long-lived assets and certain identifiable intangibles for impairment whenever events or changes indicate that the carrying amount of an asset may not be recoverable.  An impairment loss would be recognized when estimated future cash flows expected to result from the use of an asset and its eventual disposition is less than its carrying amount. The Company has not identified an impairment of any such assets for the nine months ended September 30, 2013 or the nine months ended September 30, 2012.

Revenue recognition:

The Company recognizes revenues in the following methods:

•	For product sales, revenue is recognized upon shipment of those products.
•	Licenses fees are recognized as earned and recorded based upon the terms of the underlying licensing agreements. Sales discounts are recognized and recorded based upon the terms of the underlying licensing agreements.

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

The Company estimates the fair value of each option award issued under its stock option plans on the date of grant using a Black-Scholes valuation model that uses the assumptions noted below. The Company estimates the volatility of its common stock at the date of grant based on the historical volatility of its common stock for a period commensurate with the expected life. These historical periods may exclude portions of time when unusual transactions occurred. The Company determines the expected life based on historical experience with similar awards, giving consideration to the contractual terms, vesting schedules and post-vesting forfeitures. For shares that vest contingent upon achievement of certain performance criteria, an estimate of the probability of achievement is applied in the estimate of fair value. If the goals are not met, no compensation cost is recognized and any previously recognized compensation cost is reversed. The Company has never paid any cash dividends on its common stock and does not anticipate paying any cash dividends in the foreseeable future. In addition, the Company separates the grants into homogeneous groups by grant date and analyzes the assumptions for each group and computes the expense for each group utilizing these assumptions.

	Assumptions for Awards Granted for the Nine Months Ended September 30,
	2013	2012
Expected volatility	205%	180%
Risk-free interest rate	2.5%	4.5%
Expected dividend yield	0%	0%

On July 1, 2013, the company issued a total of 2,600,000 stock options. Of those options issued, 1,250,000 options vested immediately. Such options were valued at $0.01 cents per option using a Black Scholes valuation model and the following assumptions, a risk free rate of 2.5%, a dividend rate of zero, annualized volatility of 205%, exercise price of $0.03, market price of $0.01 and an expected term of five years.  The total expense associated with this option issuance was $9,886.

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

The following common stock equivalents are excluded from the loss per share calculation as their effect would have been antidilutive:

	September 30,
	2013	2012

Options	24,580,833	20,255,833
Warrants	24,998,042	22,577,458
Debt conversion warrants	1,875,000	1,875,000

Income taxes:

The Company has not recorded current income tax expense or benefit due to the generation of net operating losses and the consideration that the benefits of assets may not be realized. Deferred income taxes are accounted for using the balance sheet approach which requires recognition of deferred tax assets and liabilities for the expected future consequences of temporary differences between the financial reporting basis and the tax basis of assets and liabilities. A valuation allowance is provided when it is more likely than not that a deferred tax asset will not be realized.

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of September 30, 2013. The Company uses the market approach to measure fair value of its Level 1 financial assets. The market approach uses prices and other relevant information generated by market transactions involving identical assets or liabilities.

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

On October 13, 2011, the Company entered into a License and Distribution Agreement (the “LDA”) with Gene Elite LLC (“Gene Elite”) which expires in 2017 with successive five-year renewal options provided Gene Elite meets sales and performance criteria.  Pursuant to the LDA, the Company granted Gene Elite the exclusive right to sell certain skin care and nutrition products in the direct sales, multi- level marketing (MLM) and athletic formula channels. Pursuant to the LDA, the Company received $1,500,000 in license fees, of which $1,000,000 (the “Up-front fee”) was received during 2011 and $500,000 was received on February 10, 2012, the closing date of the sale of GeneWize. The LDA provides for $750,000 of the Up-front fee as a Nonrefundable Advance Deposit which accrues interest at 4% per year and will be paid through product credits or issuance of common stock at market price, at the discretion of Gene Elite. The remaining $750,000 of the license fees was recorded as “Deferred Revenue - License Fees” on the accompanying balance sheet, which will be recognized over the term of the LDA beginning on February 10, 2012.    As of September 30, 2013 the remaining balance in deferred revenue was $500,000 and $37,500 of the deferred revenue has been amortized into revenue during the third quarter of 2013.

In connection with the LDA, the Company and Gene Elite entered into a Warrant Purchase Agreement dated October 13, 2011 pursuant to which the Company granted Gene Elite warrants to purchase (i) 6,000,000 shares of common stock of the Company at an exercise price of $0.10 per share and (ii) 2,000,000 shares of common stock of the Company at an exercise price of $0.45 per share (collectively, the “non-performance warrants”). In addition, and, subject to certain performance requirements being satisfied, Gene Elite was granted warrants to purchase 6,000,000 shares of common stock of the Company at an exercise price of $0.20 per share (the “performance warrants”).   The 8,000,000 shares underlying the non-performance warrants, valued at $460,000 at issue date, are accounted for as “Prepaid Sales Incentives” on the accompanying balance sheet and will be amortized over the life of the licensing agreement.  As of September 30, 2013, $314,327 of the prepaid sales incentive remained on the balance sheet as an asset and $23,001 was amortized into expense during the third quarter of 2013.

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

During 2012, the Company received $165,000 of earn-out payments related to the sale of the GeneWize subsidiary. During the quarter ended September 30, 2013, the Company received an additional $150,000 of earn-out payment which was recorded in the gain on sale of subsidiary in other income in the periods received as the amount is deemed to be additional purchase price consideration. Additionally, earn-out of $150,000 for the quarter ended June 30, 2013 was reported in revenue for the second quarter but has since been reclassified and recorded in gain on sale of subsidiary in other income for the nine month period ending September 30, 2013, consistent with the third quarter presentation and bringing the total earn-out paid year-to-date September 30, 2013 to $300,000.

NOTE 4 – RELATED PARTIES

Consulting Fees:

The Company has a consulting agreement with a shareholder, director, and officer of the Company for scientific advisory services. The agreement provides for annual payments of $36,000, payable $3,000 per month plus expenses. As of September 30, 2013 amounts owed to the shareholder were $26,090 and were included in accounts payable.

The Company has a consulting agreement with a shareholder and officer of the Company for medical advisory services. The agreement provides for annual payments of $24,000, payable $2,000 per month plus expenses. As of September 30, 2013, amounts owed to the shareholder were $18,000 and were included in accounts payable.

The Company also has a consulting agreement with a shareholder to provide strategic and business development assistance. In months where services are provided, the fee is $5,000 per month plus expenses for such services. At September 30, 2013, amounts owed to the shareholder for consulting fees were $78,196 and were included in accounts payable.  In connection with the stock offerings during the nine months ended September 30, 2013, the Company also issued warrants to acquire 750,000 shares of Common Stock at an exercise price of $0.03 per share to First Equity Capital Securities, Inc. (“First Equity”), as placement agent.  Such warrants were valued at $0.009 cents per warrant using a Black Scholes valuation model and the following assumptions, a risk free rate of 2%, a dividend rate of zero, annualized volatility of 221%, exercise price of $0.03, market price of $0.01 and an expected term of three years.  The total expense associated with the transaction was $6,320

Due to Shareholder:

A shareholder had previously advanced the Company $10,000.  Such advance does not bear interest and is due upon demand.

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

Previously, the Company reported on a claim pending in the Circuit Court of the 11th Judicial Circuit in and for Miami – Dade County, Florida by a former consultant, alleging breach of contract and unjust enrichment.  On October 31, 2013, the court denied our Motion to Dismiss their Second Amended Complaint (our third motion to dismiss). The court announced that we had 20 days to file our answer and affirmative defenses.  Currently, the parties are participating in the discovery phase of the litigation. Although we believe that the amount in dispute is likely to be less than $25,000, we are unable at this time to determine the amount alleged to be owed by us to the former consultant.

NOTE 6 – GOING CONCERN AND MANAGEMENT’S PLANS

The opinions of the Company’s independent registered public accounting firm on the audited financial statements as of and for the years ended December 31, 2012 and 2011 contain an explanatory paragraph regarding substantial doubt about the Company’s ability to continue as a going concern.

The Company has a working capital deficit of $1,471,311 as of September 30, 2013. Although the Company continues to work on reducing a deficit, the Company also understands that there is still a deficit and many variables contribute to that deficit. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

The Company also has a concern about the ability of the purchaser and operator of GeneWize to pay the earn-out related to the purchase.  As of the date of this document, it is estimated that GeneLink is owed over $500,000 in earn out.

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

NOTE 7 – SUBSEQUENT EVENTS

Effective November 12, 2013, the Board of Directors of the Company appointed Michael G. Smith the Chief Operating Officer and Interim Chief Financial Officer. Prior to that, Michael G. Smith held the title of Sr. Vice President of Operations for the Company since September 1, 2012.

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

Operating results for the three-month and nine month periods ended September 30, 2013 are not necessarily indicative of the results that may be expected for the full fiscal year.

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

In doing so, the Company utilizes some of the most significant, highest quality and most scientifically supported ingredients available. In the case of nutrition, the current DNA-customized nutritional supplement product may utilize up to 89 ingredients. The Company skin serum currently contains up to 16 naturally-derived plant-based ingredients. Each user gets what he or she needs, avoids ingredients he or she may not need, and can now know what could work best for his or her individual body - saving cost, eliminating guesswork, and providing peace of mind. The Company’s history since 2008 of providing genetically customized nutrition and skin care solutions to more than 40,000 people is compelling evidence of the marketplace viability of the Company’s approach to personalized health and wellness.

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

As of September 30, 2013, the Company continued to be a leading solution provider in the genetically customized nutritional and personal care marketplace. In 2012, the Company shifted its focus to become a wholesale provider of science, technology, and DNA personalized products. Approximately one year after moving production in-house and fifteen months after completing the sale of GeneWize. The Company recorded significantly reduced losses. This was due in part to a combination of cost cutting and process improvement programs which were implemented, resulting with significantly lower expense. More details are provided below in Results of Operations.

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

RESULTS OF OPERATIONS

COMPARISON OF THE THREE MONTHS ENDED SEPTEMBER 30, 2013 AND THE THREE MONTHS ENDED SEPTEMBER 30, 2012

Revenues:

Revenues decreased $130,334 or 31% for three months ended September 30, 2013 as compared to the same three months in 2012. There are four primary reasons for the decrease in revenue:

•	Revenue from marketing partner foru was responsible for an $88,650 or 35% decrease in revenues in the quarter over the same period in 2012. Management changes at foru and a move from the GeneWize brand to foru slowed the sales efforts of the field. Additionally, delays and lost orders due to failure of foru to make the required payments contributed to the decline in revenue.

•	geneME product sales increased $23,541 for the quarter over same period in 2012. The increase in sales is attributed to increased marketing efforts.

•	Dermagenetics saw sales decrease $6,986 or 61% in the quarter over the same period in 2012. The decrease was a result to a change in the sales force and a restructuring of the business plan. Although future sales are uncertain, significant progress continues to be made for the re-launch of the brand.

•	Revenue from genetic assessments and shipping for the quarter decreased $17,005 or 31% and $33,734 or 43%, respectively, over the same period in 2012. foru’s decrease in new orders attributed to the variance.

Cost of Goods Sold:

Cost of Goods Sold (“COGS”) decreased $292,589 or 57% in the third quarter of 2013 compared to the same period in 2012. foru accounted for $90,261 or 47% of the decrease in COGS that coincided with their decreased unit sales. The cost of goods associated with geneME increased $12,417 or 380% relative to the increase in revenue for the quarter. Assessments accounted for $53,894 or 60% of the reduction. In 2012, the Company incurred additional costs associated with processing the assessments due to low volumes. A $123,983 inventory adjustment was recorded in the third quarter of 2012. The adjustment was due to reconciliation of inventory after moving inventory from a third-party to in-house. Shipping was $16,530 or 33% lower in the third quarter of 2013 compared to the same period in 2012 as a result of lower volume of orders.

Gross Profit:

Gross Profit decreased $162,255 or 33%. The reduction in COGS mentioned above more than offsets the reduction in revenue decreasing the variance for the third quarter of 2013 as compared to the same period in 2012.

Expenses:

Total operating expenses were $126,468 or 16% lower in the third quarter of 2013 than the same period in 2012. The variances are broken down into several categories:

•	Legal – A decrease of $45,585 or 59% was realized due to the lower demand of legal services primarily as a result of pending resolution of the investigation of the Company by the FTC.

•	Wages and Benefits – Reductions in staff accounted for the decrease of $40,934 or 22%.

•	Consultants – The same trend continued as fewer consultants were utilized resulting in $95,491 or 76% in decreased expenses.

•	Research and Development – The decrease of $44,793 or 62% was due to having one fewer employee assigned to R&D in 2013. The Company continues to employ a full-time Genomic Scientist as well as support a 10 person scientific board and outside consultants to work on genetic research and formulations of new products.

•	Information Technology – IT related costs continued to drop as compared to 2012 resulting in a decrease of $23,757 or 61%.

•	Stock Based Compensation - $87,654 or 58% additional stock based compensation was recorded.

Operating Losses:

The Company incurred an operating loss of $603,317 for the three months ended September 30, 2013, as compared to an operating loss of $892,040 for the three months ended September 30, 2012, a positive change of $288,723 or 32%. The Company made a concerted effort to support its marketing partners in achieving their goals while at the same time focusing on containing expenses. Although revenues declined in the third quarter of 2013 as compared to the same period in 2012, the ability to contain COGS and expenses enabled the positive change.

Net Income Losses:

The Company incurred a net loss of $539,292 for the three months ended September 30, 2013 as compared to a net loss of $974,386 for the three months ended September 30, 2012, a decrease of $435,094 or 45%. The net loss in the third quarter of 2013 was reduced by $150,000 due to receipt of earn-out payments as a result of the sale of GeneWize.

COMPARISON OF THE NINE MONTHS ENDED SEPTEMBER 30, 2013 AND THE NINE MONTHS ENDED SEPTEMBER 30, 2012

Revenues:

Revenues decreased $557,103 or 32% for nine months ended September 30, 2013 as compared to the same period in 2012. The reason for the decrease is as follows:

•	As previously discussed, the sale of GeneWize was complete in the first quarter of 2012. Revenue from GeneWize while still owned by the Company and marketing partner foru decreased $609,055 or 48%. $426,546 of the decrease is attributed to the sale of GeneWize and change in business model. The remaining decrease was attributed to lower sales.

•	geneME product sales increased $81,509 over the same nine month period in 2012. The increase in sales is attributed to increased marketing efforts.

Cost of Goods Sold:

Cost of Goods Sold (“COGS”) decreased $398,823 or 32% in the third quarter of 2013 compared to the same period in 2012. foru accounted for $188,629 or 33% of the decrease in COGS that coincided with their decreased revenues and converting to the wholesale business model. $123,983 inventory adjustment was recorded in the third quarter of 2012. The adjustment was due to reconciliation of inventory after moving inventory from a third-party to in-house. Shipping was $118,177 or 50% lower in the third quarter of 2013 compared to the same period in 2012 as a result of lower volume of orders and converting to the wholesale business model.

Gross Profit:

Gross Profit decreased $158,281 or 33%. $353,083 of the gross profit variance is attributed to the sale of GeneWize. The pro forma below details the Revenue, COGS, and Net Loss without the sale of GeneWize.

Expenses:

Total operating expenses were $1,253,524 or 43% lower in 2013 than the same period in 2012. The variances are broken down into several categories:

•	GeneWize Affiliates – $498,513 of expenses were recorded in 2012 for GeneWize affiliates. Since the sale of GeneWize, the Company no longer has affiliate expenses.

•	Wages and Benefits – Reductions in staff as a result of attrition and employee cut backs as a result of the sale of GeneWize and internal reorganization accounted for the decrease of $328,449 or 42%.

•	Legal – A decrease of $264,385 or 76% was realized primarily because of the pending resolution of the investigation of the Company by the FTC.

•	Consultants – A decrease of $186,651 or 58% was a result of reducing the number of consultants engaged in 2013 as compared to 2012. Additionally, consultants were used during the first quarter of 2012 to assist in the sale of GeneWize and those services were not needed in 2013.

•	Information Technology – Changes to the operations and ongoing cost cutting resulted in a decrease of $106,305 or 66% in IT related expenses.

•	Research and Development – The decrease of $83,480 or 56% was due to having one fewer employee assigned to R&D in 2013. The Company continues to employ a full-time Genomic Scientist as well as support a 10 person scientific board.

•	Dermagenetics – An increase of $58,551 or 71% was due to an increased effort to re-launch the product offerings.

•	Facility Expenses – As a result of moving production in-house, the Company experienced $38,720 or a 45% increase in costs.

•	Stock Based Compensation - $134,492 or 64% additional stock based compensation was recorded.

Operating Losses:

The Company incurred an operating loss of $1,350,998 for the nine months ended September 30, 2013, as compared to an operating loss of $2,446,241 for the nine months ended September 30, 2012, a positive change of $1,095,243 or 45%. The Company made a concerted effort to support its marketing partners in achieving their goals while at the same time focusing on containing expenses. This effort coupled with the sale of GeneWize and move to a wholesale business model accounting for the variance.

Net Income Losses:

The Company incurred a net loss of $1,218,199 for the nine months ended September 30, 2013 as compared to a net loss of $2,042,689 for the nine months ended September 30, 2012, a decrease of $824,490 or 40%. The additional variance came from realizing $669,054 gain on the sale of GeneWize in 2012 while receiving $300,000 in earn-out payments.  Additionally, the Company received a settlement of $87,500 in 2013 for a claim against its former auditors.

Pro Forma:

Actual results for the nine months ended September 30, 2013 compared to pro forma results for nine months ended September 30, 2012 (excluding GeneWize through February 10, 2012):

	Nine Months Ended September 30, 2013	Nine Months Ended September 30, 2012 (excluding GeneWize through February 10, 2012)
Revenues	$1,166,557	$1,203,562
Gross Profit	323,851	131,746
Net Operating Loss	(1,350,998)	(2,370,012)

Consistent with the change to the wholesale business model, the pro forma results show a reduction in operating losses of $1,019,014 or a 43% improvement.

LIQUIDITY AND CAPITAL RESOURCES

For the nine months ended September 30, 2013, the Company’s primary liquidity requirements have been the funding of its corporate overhead, including the payment of staff compensation, operating expenses, and accounts payable.

Cash and cash equivalents at September 30, 2013 amounted to $127,559 as compared to $158,468 at December 31, 2012, a decrease of $30,909. The Company’s operating activities utilized $366,909 of cash in the first nine months of 2013 as compared to $1,619,124 in the first nine months of 2012, a decrease of $1,252,215 or 77%.  This decrease in cash and cash equivalents needed is primarily related to the details outlined above describing the operating losses.

Investing activities in 2012 included $539,272 in proceeds from the sale of GeneWize being offset by $237,461 in capital expenditures to move the production facility in-house.

The Company continues to monitor all aspects of the business. The immediate priority of the Company is to achieve a level where cash flow from operating activities is at worst break-even. The Company is evaluating if additional funds are needed to further implement its sales and marketing strategy, enhancements to manufacturing, research and development, and for other working capital needs. If the Company determines it needs additional funding and is not able to secure such additional funding, it will continue to realize negative cash flow and losses and may not be able to continue operations.

FINANCIAL CONDITION

Assets of the Company decreased from $1,454,801 at December 31, 2012 to $1,284,482 at September 30, 2013, a decrease of $170,319 or 12%. All variances described below compare the financial condition of the company on September 30, 2013 to December 31, 2012. The primary reason for the variance is as follows:

•	Cash and cash equivalents decreased from $158,468 to $127,559. A variance of $30,909 or 20%.

•	Accounts receivable increased from $77,966 to $146,350. A variance of $68,384 or 88%. We are in continuous discussion with our market partners to ensure timely payment of invoices.

•	Inventory decreased $56,006 or 14%. $36,380 of that variance was due to expired inventory being written off in the first two quarters of 2013.

•	Property and plant depreciation accounted for a $54,330 or 21% decrease and the assets are being depreciated.

•	Prepaid sales incentive decreased $69,003 or 24% as the non-performance warrants are being amortized.

•	Loan costs amortization decreased $37,013 or 63%.

Liabilities increased $371,764 or 9% for the nine months ended 2013 as compared to the same period in 2012. The primary reason for the variance is as follows:

•	Accounts payable was up $293,642 or 29%. $92,000 was due to legal expenses as related to the FTC investigation. $62,000 was due to accruing expenses for the consultants mentioned in Related Party Transactions in Note 4 of this filing. $71,000 of the increase was due to the Company’s lab supplier in 2012 accruing penalties for failing to reach required minimums and $49,000 of the increase in accounts payable was due to the Company’s new lab.

•	Accrued interest was up $116,188 or 25% due to interest accruing on the convertible note.

•	License fees being received and amortized over the life of the agreement to sell GeneWize accounted for a $112,500 or 24% decrease in liabilities.

•	Notes payable increased $101,183 or 9% as the beneficial conversion and warrant discount is being amortized over the term.

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

As part of ongoing negotiations, inter alia, GeneLink has agreed, for a limited period of time. to provide foru with certain discounts on wholesale product pricing in exchange for timely payment of the monthly earn out. The Company remains concerned about the ability of the purchaser and operator of GeneWize to pay the earn-out related to the purchase.  As of the date of this document, it is estimated that GeneLink is owed over $500,000.  If these payments cannot be made, then this will raise substantial doubt about the Company’s ability to continue as a going concern.

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.

ITEM 4 – CONTROLS AND PROCEDURES

Dr. Bernard L Kasten, Jr., the Company’s Chief Executive Officer and Michael G. Smith, the Company’s Interim Chief Financial Officer has concluded, based on an evaluation of the Company’s disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15€ and 15d-15€), that such disclosure controls and procedures were effective as of the end of the period covered by this report.

There has been no change in the Company’s internal controls over financial reporting during the three months ended September 30, 2013 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Previously, the Company reported on a claim pending in the Circuit Court of the 11th Judicial Circuit in and for Miami – Dade County, Florida by a former consultant, alleging breach of contract and unjust enrichment.  On October 31, 2013, the court denied our Motion to Dismiss their Second Amended Complaint (our third motion to dismiss). The court announced that we had 20 days to file our answer and affirmative defenses.  Currently, the parties are participating in the discovery phase of the litigation. Although we believe that the amount in dispute is likely to be less than $25,000, we are unable at this time to determine the amount alleged to be owed by us to the former consultant.

ITEM 1A – RISK FACTORS

None.

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In the quarter ended September 30, 2013, the Company sold an aggregate of 6,666,667 shares of Common Stock at a price of $0.03 per share pursuant to a Confidential Private Offering Memorandum and received gross proceeds of $200,000 from an investor as described below.

In connection with the above offering, the Company incurred a total of $8,000 in placement fees and expenses and issued warrants to acquire 333,333 shares of Common Stock at an exercise price of $0.03 per share to First Equity Capital Securities, Inc., as placement agent, in connection with the sale of these units.

Date	$ of Investment	Number of Shares Issued	Number of Investors
07/02/2013	$125,000	4,166,667	1
08/29/2013	$75,000	2,500,000	1

ITEM 3 – DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4 – (REMOVED AND RESERVED)

ITEM 5 – OTHER INFORMATION

None.

THE COMPANY, INC. AND SUBSIDIARIES

EXHIBITS

Exhibit No.	Description

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Interim Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to Section 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Interim Chief Financial Officer pursuant to Section 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

* * * * * *
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE COMPANY, INC.
(Registrant)

Date: November 14, 2013	By:	/s/ Bernard L. Kasten, Jr., M.D.
Bernard L. Kasten, Jr., M.D.,
Chief Executive Officer