Form 10-K/A
period 2012-12-31
GENELINK INC
filed 2013-11-27
CIK 941020

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10‑K/A
(Amendment No.1)

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

Yes ☐   No ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A or any amendment to this Form 10-K/A.

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

Explanatory Note

GeneLink, Inc. (the "Company") is filing this Amendment No. 1 to Annual Report on Form 10-K/A (the "Amended Filing") to our Annual Report on Form 10-K for the year ended December 31, 2012, originally filed with the Securities and Exchange Commission (the "SEC") on April 1, 2014 (the "Original Filing"), in response to comment letters received from the SEC (the "SEC Comment Letters"). This Amended Filing sets forth the Original Filing, as modified and superseded where necessary, as follows

1)	To provide the name of our auditor, Hancock Askew &Co., LLP,which was inadvertently left off the prior audit report. There is not a change in the audit report except for the signature of that firm.

2)	To provide additional information in Footnote 6. related to the fair value of equity instruments.

3)	To provide additional information in Footnote 11. related to detail analysis of the gain on sale of subsidiary.

4)	To add additional information to management's discussion and analysis of the financial statements including a detailed variance analysis for Cost of Goods Sold, Operating Losses, Net Losses, and a detailed explanation of the Valuation of intangible and other long-lived assets.

Except for the foregoing amended information or where otherwise noted, this Form 10-K/A does not reflect events that occurred after the Original Filing or modify or update those disclosures affected by subsequent events.

This Amended Filing should be read in conjunction with the Original Filing and the Company's other filings made with the SEC subsequent to the filing of the Original Filing.

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

The Science Behind GeneLink

Genomic science formally began in 1990 with the establishment of the Human Genome Project., a project, a project that used a form of technology which a member of the GeneLink Scientific Advisory Board created for mapping genes of the human genome from both a physical and functional standpoint. This enormous undertaking was the combined effort between the United States Department of Energy and the National Institutes of Health. The project was based on the mission of pursuing a greater understanding of individual health risks.

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

Nutragenetics and Dermagenetics are combinations of the science of genetics with nutrition and skin care that reveal personalized information regarding an individual’s status.  These provide the basis for selecting dietary, nutritional and skin care programs.  Nutragenetics and Dermagenetics use SNP assessments to identify areas of an individual’s genetic make-up that could benefit from the use of dietary supplements to help achieve and maintain optimal health by  assisting in the choice of  desirable combinations of nutrients, vitamins and topical key ingredients matched to his or her unique genetic make-up.  This new and revolutionary SNP science is making it possible to personalize and tailor wellness and skin care products.

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

GeneLink’s Market Positioning

GeneLink is a pioneer in genetically-guided personal care products.  Its Scientific Advisory Board is comprised of world-recognized scientists and researchers in the fields of biotechnology, genomics, molecular biology, chemistry, medicine, clinical laboratory medicine and nutritional sciences. As a group they have over 600 peer reviewed publications and abstracts, numerous awards, dozens of patents and distinguished careers with some of the world’s foremost public and private biosciences corporations and universities. GeneLink possesses five (5) patents and has seven  (7) patents pending.  Twenty-one (21) trademarks have been registered to date.1.The first area is that of mass market consumers.  The Company’s recently divested direct selling subsidiary, ForU International (“ForU”), formerly GeneWize Life Sciences, Inc. (“GeneWize”), continues to market the Company’s nutritional supplement and skin care products. Pursuant to a licensing and distribution agreement, geneMe, LLC markets GeneLink products direct to consumers  via internet and direct response marketing channels and additional mass market opportunities are planned domestically and internationally.

2.	The second area will be a targeted application of GeneLink products into specialty vocational markets such as physicians, fitness, sports and athletes. This will be achieved through GeneLink’s own distribution efforts and brands as well as in conjunction with outside market partners currently serving the target audiences. GeneLink is currently pursuing the medical practitioner channel through its own Dermagenetics® branded products and distribution subsidiary.

3.	The third area is private label and licensing applications of GeneLink genetic assessments and various product formulations into existing and new sales channels worldwide such as large health-care networks that require their own branding.

4.	The fourth area of development is a research effort focused on developing genetic assessments linked to medical or “pharmacogenomics” applications to specific conditions. This area of GeneLink’s developmental pipeline incorporates important research areas such as genetic assessments on matters such as Alzheimer’s and Dementia, cardiovascular disease, bone density loss and ADHD. These developments, if resulting in products, would be subject to FDA review.

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

GeneLink’s patented Dermagenetics® Skin Health Assessment is the foundation of skin health: Genetic assessment results drive a proprietary formula that generates a skin health report linked to an individual "titration matrix" or “recipe” for each person’s skin-care formulation. Next, the genetically-guided ingredients called SNPBoost® (natural nutrient compounds which have been shown to help compensate for genetic deficiencies) are infused into the individual skin care or cosmetic product.

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

Bernard L. Kasten, Jr., M.D.

Effective December 30, 2010, Dr. Kasten was appointed the Chief Executive Officer of the Company.  Dr. Kasten is also the Executive Chairman of the Board of Directors of the Company. Dr. Kasten has been a scientific advisor to the Company since 1999 and a member of the Company's Advisory Committee since 2001.  Dr. Kasten is a graduate of Miami University (Oxford Ohio), BA Chemistry 1967, and the Ohio State University College of Medicine, MD 1971. His residency was served at the University of Miami, Florida and fellowships at the National Institutes of Health Clinical Center and National Cancer Institute, Bethesda, Maryland. Dr. Kasten is a Diplomat of the American Board of Pathology with Certification in Anatomic and Clinical Pathology with sub-specialty certification in Medical Microbiology. Dr. Kasten is an author of "Infectious Disease Handbook" 1st through 5th Editions 1994-2003 and the "Laboratory Test Handbook" 1st through 4th Editions 1984-1996 published by Lexi-Comp Inc., Hudson, Ohio. Dr. Kasten has been active with the College of American Pathologists (CAP) serving as Chairman of its Publication Committee from 1985-1993, its Management Resources Committee from 1993-1998 and its Chairman Internet Editorial Board from 1999-2003. Dr. Kasten received the College of American Pathologists Presidents Medal Awarded for Outstanding Service in 1989 and the College of American Pathologists Frank W. Hartman Award, in 1993 for Meritorious Service to the College (Founding CAP Today) the organization's highly successful monthly tabloid magazine. Dr. Kasten's professional staff appointments have included the Cleveland Clinic, Northeastern Ohio Universities College of Medicine, the Bethesda Hospitals and Quest Diagnostics. Dr. Kasten served eight years, 1996-2004, at Quest Diagnostics Incorporated [NYSE-DGX], where he was Chief Laboratory Officer; Vice-President of Business Development for Science and Medicine and Vice-President of Medical Affairs of a Quest Diagnostics wholly-owned subsidiary, MedPlus Inc. Dr. Kasten joined SIGA Technologies, Inc. [NASDAQ-SIGA] as a Board of Directors member in May 2003, and accepted the appointment as SIGA's Chief Executive Officer in July of 2004, serving through April 2006. Dr. Kasten is Chairman of the Board of Cleveland Bio Labs Inc. [NASDAQ-CBLI], and also serves on the Board of Directors of CytoLogic Inc, Lexi-Comp Inc, Riggs-Heinrich Media Inc, Highway Composites LLC, Monroeville Industrial Molding Inc, PIPO Inc and Cleveland Bio Labs Inc.

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

In February and March 2009, the company issued an aggregate of $1,250,000 principal amount of convertible notes which are due on February 26, 2014.  Interest accrued on the convertible notes at the rate of eight percent (8%) per year through February 26, 2011 and thereafter accrue interest at the rate of ten percent (10%) per year until maturity.  The convertible notes will automatically convert into shares of our common stock at a price of $0.10 per share if the closing price of the shares of our common stock is at least $0.50 per share for thirty (30) consecutive trading days.  Based on the recent closing price of our common stock, it is unlikely that the requirements for mandatory conversion provisions will be met and accordingly we will owe the holders of the convertible notes an aggregate of $1,698,208 ($1,250,000 of principal plus $448,208 of accrued interest) with respect to the convertible notes on February 26, 2014.  Unless our cash flow from operations between now and the February 26, 2014 maturity date are sufficient to meet this obligation, we will be required to raise additional capital to meet these obligations.  If we cannot raise sufficient capital, we will default on our obligations under the convertible notes and the holders of the convertible notes will be entitled to all of the remedies set forth therein including obtaining a judgment against the Company.  If we are unable to pay the amounts due on the convertible notes upon maturity and the holders of the convertible notes are able to obtain a judgment against us, it likely would either prevent or make it more difficult for us to obtain additional funding in the future, and if we are unable to obtain sufficient funding we may be required to cease our operations.

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

As noted above in Item 1, Federal Trade Commission Regulation and Matters, on October 26, 2012, the Company entered into a proposed consent order with the staff of the Federal Trade Commission with regard to an ongoing investigation. The order is subject to approval by the full Commission.

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

1

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

Cost of Goods Sold

Cost of goods sold decreased from $1,734,831 in 2011 to $1,671,459 in 2012, a decrease of $63,372 or 4%.  Five major categories account for the variance:

•	Moving production in-house resulted in $178,509 of expenses and included depreciation expense of $38,041, production labor of $68,955, facilities expense of $45,230, and equipment and supplies expense of $26,283.
•	Our inventory count at the end of the year resulted in a $55,291 inventory adjustment.
•	The Company’s DNA Testing COGS increased $213,110 in 2012 as compared to 2011. $200,000 of this is due to charges by the lab for failing to meet contract minimums.
•	$36,027 of costs was attributed to the launch of Dermagenetics.
•	These increases in COGS were offset by a $544,129 decrease as a result of the GeneWize sale and shifting the business model being a wholesale provider of the Company’s product lines. Of the decrease, $117,855 was due to lower shipping costs while $91,506 was due to reduced marketing materials. The remaining decrease of approximately $334,000 was due the decrease in sales in 2012 as compared to 2011.

Gross Margin

Gross margin decreased from $2,949,746 in 2011 to $464,683 in 2012 due to the reduction to wholesale product pricing combined with the increased cost of sales from lab tests and start-up on in-house manufacturing.

Operating Expenses

Operating expenses decreased from $6,516,361 in 2011 to $3,933,680 in 2012, a reduction of $2,582,680 or 40%.  With the sale of GeneWize and subsequent move to a wholesale business model, the company was able to reduce expenses. Because the Company was no longer responsible for GeneWize sales, marketing, or commissions, the savings were significant. The most relevant expense reductions included $1,429,130 in reduced commissions, $396,883 in reduced salaries and benefits, $205,403 in reduced IT and software related expenses, a reduction $175,708 in credit card transaction fees from 2011 to 2012, and $127,002 in reduced event promotion expense. Legal costs fees related to the costs of complying with requests by regulatory authorities, while still significant, decreased $377,250 in 2012. A large decrease of $316,281 was due to fewer consultants being utilized in 2012 as compared to 2011. Moving facilities and bring production in-house accounted for $157,848 in additional expenses in 2012 as compared to 2011 which offset those decreases noted previously. These expenses included facilities, equipment, IT and utilities. Also, by bringing production in house, depreciation and amortization for new equipment and the additional facilities increased $40,216 or 30%. Research and Development increased in $116,308 as a result of adding a full-time employee and developing the Dermagenetics product line. Accounting and auditing fees were $77,567 higher in 2012 due to the unexpected resignation of the Company’s previous auditor, a re-audit of 2011, and the resulting restatement thereof. The final factor affecting operating losses was a $65,517 adjustment for the abandonment of patents. The Company initially pursued legal action against legal counsel in relation to the failure to process certain patent applications but eventually the cost of such litigation caused the Company to discontinue legal proceedings resulting in the abandonment of certain European Union patents which the company felt would most likely not be utilized in the future by the Company’s current sales partners

Losses

The Company continued to incur operating losses from unsupported corporate overhead costs of GeneLink. The Company had net operating losses in 2012 in the amount of $3,468,997, a decrease of $ 97,618 or 3% from 2011 operating losses. $292,525 and $ 356,925 resulted from non-cash charges relating to the granting of options in 2012 and 2011, respectively. Net losses in 2012 were $3,051,747, a decrease of $778,449 or 20% as compared to 2011. This was due to gains on the sale of GeneWize of $669,054, settlement of a lawsuit with the Company’s previous intellectual property law firm for $77,742, and $65,271 in additional interest expense as a result of the advanced purchase order of $750,000 from GeneWize.

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

The following table sets forth certain financial information for our segments for the years ended December 31, 2012 and December 31, 2011.

	GeneLink	GeneWize	Inter- Segment	Total
Year Ended December 31, 2012
Revenue	$1,785,346	$520,098	$(169,302)	$2,136,142
Less: Intersegment revenue	(169,302)		169,302	-
Revenue from external customers	$1,616,044	$520,098	-	$2,136,142

Net Loss	$(2,975,518)	$(76,229)	-	$(3,051,747)

Depreciation and amortization	$169,048	$5,945	-	$174,993

Capital expenditures	$241,966	-	-	$241,966

Segment Assets at 12/31/2012	$1,454,801	-	-	$1,454,801
Year Ended December 31, 2011
Revenue	$1,879,441	$4,661,886	$(1,856,749)	$4,684,577
Less: Intersegment revenue	(1,856,749)		$1,856,749	-
Revenue from external customers	$22,692	$4,661,886	-	$4,684,577

Net Loss	$(3,153,389)	$(676,807)	-	$(3,830,196)

Depreciation and amortization	$51,104	$83,673	-	$134,777

Capital expenditures	$41,327	-	-	$41,327

Segment Assets at 12/31/2011	$2,304,929	$585,692	-	$2,779,665

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

REPORT OF INDEPENDENT REGISTERED CERTIFIED PUBLIC ACCOUNTING FIRM

Board of Directors
GeneLink, Inc.
Orlando, FL

We have audited the accompanying consolidated balance sheets of GeneLink, Inc., (“the Company”) as of December 31, 2012 and 2011, and the related consolidated statements of operations, changes in stockholders’ deficit, and cash flows for each of the two years in the period ended December 31, 2012. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

Respectfully submitted,

/s/ Hancock Askew & Co., LLP
Savannah, GA
March 29, 2013

GENELINK, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

ASSETS

	December 31,
	2012	2011
CURRENT ASSETS
Cash and cash equivalents	$158,468	$740,769
Accounts Receivable, net	77,966	235,458
Inventory	393,588	562,191
Prepaid Expenses	50,258	244,248
Current portion of Prepaid Sales Incentive	92,000	76,667
Total Current Assets	772,280	1,859,333

Property and Equipment	257,769	167,812
Prepaid Sales Incentives	291,330	383,333
Intangible Assets	54,905	235,587
Loan Costs, net of accumulated amortization of $154,100 and $108,544	58,703	104,257
Other Assets	19,814	29,343

Total Assets	$1,454,801	$2,779,665

LIABILITIES AND SHAREHOLDERS DEFICIT
CURRENT LIABILITIES
Accounts payable	$1,019,372	$1,370,849
Accrued interest	463,815	304,457
Accrued compensation	34,698	94,188
Other accrued expenses	139,827	103,370
Deferred revenue	21,352	208,279
Advances from purchaser of subsidiary	-	204,500
Current portion of deferred revenue-license fees	150,000	-
Due to shareholder	10,000	10,000
Total current liabilities	1,839,064	2,295,643

Non-refundable advance deposit for licensing agreement	725,043	750,000
Deferred revenue – license fees	462,500	250,000
Convertible notes payable, net of discounts – related parties	1,089,547	965,015

Total Liabilities	4,116,154	4,260,658

STOCKHOLDERS’ DEFICIT
Common stock, par value $0.01 per share; authorized 350,000,000 shares; issued: 257,711,181 and 204,944,485 shares; outstanding: 253,352,022 and 200,585,326 shares	2,577,112	2,049,448
Additional paid in capital	22,925,832	21,582,109
Accumulated deficit	(27,612,062)	(24,560,315)
Treasury stock, 4,359,159 shares, at cost	(552,235)	(552,235)
Total stockholders’ deficit	(2,661,353)	(1,480,993)

Total liabilities and stockholders’ deficit	$1,454,801	$2,779,665

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

See Notes to Consolidated Financial Statements

GENELINK, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(3,051,747)	$(3,830,196)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	174,993	134,777
Depreciation included in cost of goods sold	38,003	-
Amortization of debt discounts	124,533	113,649
Amortization of loan origination costs	45,554	41,565
Common stock issued for services	74,862	22,745
Gain on sale of subsidiary	(669,054)	-
Gain on settlement of lawsuit	(77,742)	-
Loss on abandonment of patents	65,517
Amortization of prepaid sales incentives	76,670
Amortization of customer deposit	(24,957)
Amortization of deferred license fees	(137,500)
Stock-based compensation	292,525	356,925
Changes in assets and liabilities:
Accounts receivable	(74,789)	70,166
Inventory	170,770	(338,495)
Prepaid expenses	128,836	(157,693)
Other assets	9,536	4,100
Accounts payable and accrued expenses	34,345	492,404
Accrued compensation	(3,781)	(113,652)
Deferred revenue	(80,181)	52,612
Deferred revenues – license fees	500,000	250,000

Net cash used in operating activities	(2,383,607)	(2,901,093)

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(241,966)	(41,327)
Proceeds from sale of subsidiary, net of cash transferred	539,272	-
Long-term receivable related to sale of subsidiary, net	(164,358)	-
Collections on receivable from sale of subsidiary	164,358	-
Net cash provided (used) in investing activities	297,306	(41,327)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from advances from purchaser	0	204,500
Proceeds from issuance of common stock and warrants, net	1,504,000	2,299,320
Proceeds from exercise of stock options	0	70
Proceeds from non-refundable advance deposit	0	750,000

Net cash provided by financing activities	1,504,000	3,253,890

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(582,301)	311,470
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	740,769	429,299

CASH AND CASH EQUIVALENTS, END OF PERIOD	$158,468	$740,769

SUPPLEMENTARY DISCLOSURES OF CASH FLOW INFORMATION
Cash payments for interest	$1,642	$4,752
Conversion of accrued consulting fees to common stock	$0	$90,000
Issuance of warrants in exchange for prepaid sales incentives	$0	$460,000

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

In 2009, the Company issued Convertible Notes and warrants to a group of accredited investors (see Note 8). The Company engaged a third party to complete a valuation of the warrants issued to the placement agent and note holders and the conversion feature under the Convertible Notes which are recorded as debt costs and debt discounts on the accompanying balance sheets. The valuation was completed using Level 2 inputs.

During 2011, the Company issued warrants in connection with a license and distribution agreement (see Note 11) and engaged a third party to complete a valuation of those warrants which were recorded as Prepaid Sales Incentive on the accompanying balance sheet. The valuation was completed using Level 2 inputs.

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

Recent accounting pronouncements

In July 2012, the Financial Accounting Standards Board completed an accounting standards update entitled "ASU 2012-02, Intangibles - Goodwill and Other" that revises the requirements around how entities test indefinite-lived intangible assets, other than goodwill, for impairment. The guidance will allow entities to first assess qualitative factors to determine whether it is necessary to perform a quantitative impairment test. If entities determine, on the basis of qualitative factors, that the fair value of the indefinite-lived intangible asset is more likely than not greater than the carrying amount, a quantitative calculation would not be needed. The Company will adopt this standard in the first quarter of 2013 and does not expect the adoption of this standard to have an impact on its consolidated financial statements.

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
factors, including future earnings

Components of deferred tax assets (liabilities) are as follows:

	December 31,
	2012	2011
Stock compensation	$856,000	$713,900
Other components	148,000	137,200
Net operating loss carryforwards	6,778,000	7,826,700
	7,782,000	8,677,800
Valuation Allowance	(7,782,000)	(8,677,800)
	$-	$-

The reconciliation of income tax attributable to operations computed at the United States federal statutory rate and the actual tax provision of zero results primarily from the change in the valuation allowance.

As of December 31, 2012, the Company had net operating loss carry forwards for federal and state income tax purposes of approximately $17,958,000 which expire in various amounts between 2014 and 2031. A portion of the net operating loss carryforwards may be subject to certain limitations of the Internal Revenue Code section 382 which would restrict the annual utilization in future periods due to changes in ownership in prior periods.  The Company has evaluated its ability to realize the deferred tax assets on its balance sheet and has established a valuation allowance at December 31, 2011and 2012.  The valuation allowance decreased by $895,800 during 2012 due to the sale of GeneWize and its related tax loss carryforward.

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

The Company issued 1,497,226 shares of common stock for services rendered during the year ended December 31, 2012. The fair value per share was based upon market transactions in our stock and was determined to be $.05 per share which resulted in an expense charge of ,$74,862  in aggregate.

The Company issued 300,000 shares of common stock for services rendered, valued at $22,745 or $0.075  per share on November 1, 2011 which was the only grant for services for the year ended December 31, 2011. The fair value per share was based upon market transactions in our stock.

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

Of the 21,980,833 options outstanding at December 31, 2012, 15,980,625 are vested and exercisable. At December 31, 2012, the weighted average exercise price of vested options outstanding was $0.11, the weighted average remaining contractual term (in years) was 6.44 and the aggregate intrinsic value was $0.

A summary of the non-vested shares as of December 31, 2012 and changes during the year ending December 31, 2012 and 2011 is presented below:

	Non-Vested Shares	Weighted Average Grant-Date Fair Value
Non-vested at January 1, 2011	5,820,333	$0.19
Granted	4,900,000	0.08
Vested	(3,412,000)	0.16
Non-vested at January 1, 2012	7,308,333	$0.14
Granted	3,060,000	0.04
Vested	(4,118,125)	0.07
Cancelled	(250,000)	0.08
Non-vested at December 31, 2012	6,000,208	$0.07

As of December 31, 2012, the total future compensation cost related to non-vested awards expected to vest is estimated to be approximately $234,200, $126,200 and $52,950 for the years ending December 31, 2013, 2014, and 2015 respectively.

The total fair value of shares vested during the years ended December 31, 2012 and 2011 was approximately $292,525 and $356,925, respectively.

No tax benefit was recognized related to share-based compensation expense since the Company has never reported taxable income and has established a full valuation allowance to offset all of the potential tax benefits associated with its deferred tax assets.

Note 7.	Leases

The Company leases its office space and manufacturing facility under various operating leases which have terms expiring on various dates from 2013 through 2017.

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

Placement Agent Fees

As discussed in Note 6, in connection with private placement offerings of its common stock during 2012 and 2011, the Company paid its placement agent, a company owned by a more than 5% stockholder and officer of the Company, $71,000 and $78,720, respectively.  In addition, during 2011 this placement agent was issued warrants to purchase 3,104,500 shares of Common Stock at an exercise price of $0.05 per share and during 2012 warrants to purchase 5,041,667 shares of Common Stock at an exercise price of $0.03 per share.

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

In 2011 and 2012, the Company distinguished its two main operating segments by entity and the types of products they sell. GeneLink develops and manufactures genetically customized supplements and skin care products for sale in a variety of market channels. GeneWize was the marketing subsidiary which sells GeneLink’s products in the multi-level direct selling channel. As noted in Note 11, GeneWize was sold on February 10, 2012.  Subsequent to the sale of GeneWize, the company only operates in one reporting segment. The following table sets forth the net revenues, operating expenses and net losses of our segments for the years ended December 31, 2012 and 2011

	GeneLink	GeneWize*	Inter-Segment	Total
Year Ended December 31, 2012
Revenue	$1,785,346	$520,098	$(169,302)	$2,136,142
Less: Intersegment revenue	(169,302)		169,302	-
Revenue from external customers	$1,616,044	$520,098	-	$2,136,142

Net Loss	$(2,975,518)	$(76,229)	-	$(3,051,747)

Depreciation and amortization	$169,048	$5,945	-	$174,993

Capital expenditures	$241,966	-	-	$241,966

Segment Assets at December 31, 2012	$1,454,801	-	-	$1,454,801

Year Ended December 31, 2011
Revenue	$1,879,441	$4,661,886	$(1,856,749)	$4,684,577
Less: Intersegment revenue	(1,856,749)		$1,856,749	-
Revenue from external customers	$22,692	$4,661,886	-	$4,684,577

Net Loss	$(3,153,389)	$(676,807)	-	$(3,830,196)

Depreciation and amortization	$51,104	$83,673	-	$134,777

Capital expenditures	$41,327	-	-	$41,327
Segment Assets at December 31, 2011	$2,304,929	$585,692	-	$2,779,665
*2012 amounts are for the period from January 1, 2012 through the sale on February 10, 2012

Note 11:	Sale of Subsidiary and Licensing Agreements

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

The table below provides a detail of the calculation of the Gain on Sale.

Consideration Paid
Cash paid at closing	500,000
Working Capital settlement items	39,272
Present Value of earn-out deemed collectible	164,358
Total Consideration	703,630

Carrying Amount of Assets less Liabilities of GeneWize
Assets	498,148
Liabilities	(793,815)
Total Carrying Amount	(295,667)
Transaction Expenses	240,243
Net Gain on Sale Recorded in Q1	759,054
Working Capital settlement items noted in Q2	90,000

Gain on sale for 2012	669,054

The assets and liabilities sold were accounted for at our carrying amounts for such items on the February 10, 2012 date of sale.  Assets consisted of Cash $90,000, Accounts Receivable $254,000, Prepaid expenses $101,000, and fixed assets of $53,000.  Liabilities consisted of debt of $374,000, trade payables of $324,000, accrued wages and commissions of $40,000 and accrued sales taxes and other expenses of $55,000.   GeneLink, GeneWize and Capsalus also entered into an Interim Management Agreement dated October 13, 2011, pursuant to which Capsalus managed the operation of GeneWize until the closing date of February 10, 2012.  Pursuant to the Interim Management Agreement, Capsalus was responsible for all expenses and received all revenues of GeneWize from October 1, 2011 through the date of closing.   Capsalus advanced $204,500 to GeneWize prior to December 31, 2011 to fund operations which was recorded as “Advances from Purchaser” on the accompanying balance sheet at December 31, 2011 and an additional $75,000 was advanced to GeneWize by Capsalus prior to the closing of the sale of GeneWize.  This amount was assumed by GeneWize in February 2012 upon the closing of the sale of GeneWize.

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

Dr. Boyle is currently a director of the Company.  Dr.. Boyle is the Accounting Department Chair and a Professor at the University of Scranton. He has over 25 years of professional experience in the areas of finance, operations, corporate governance and business turnarounds, including over 18 years of experience in the healthcare field as a financial and operational executive.  He has served in executive roles in start-up, middle market and Fortune 500 companies, where he has held the titles of Chief Executive Officer, President, Chief Operations Officer and Chief Financial Officer, prior to which he worked as a Senior Auditor for KPMG Peat Marwick.  Dr. Boyle also led the national financial revenue operations for Quest Diagnostics Incorporated, and was Chief Financial Officer for Doylestown Hospital and Health Care System and MediMax Incorporated.  Dr. Boyle also serves on the board of directors for Allied Services Healthcare System and Chiliad, Incorporated. He holds a DBA from Kennesaw State University. an MBA from Columbia University and a BS in Accounting from the University of Scranton.

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

            The Compensation Committee has approved a compensation structure for the named executive officers, determined on an individual basis, which incorporates three key components: base salary , stock options and other benefits.

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

COMPENSATION COMMITTEE

James Monton (Chair) Dr. Douglas M. Boyle

EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE
Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Bernard L. Kasten Jr.,	2012	15,954	-	-	71,938			7,768	95,660
M.D. Chief Executive Officer (1)	2011	15,152	-	-	201,563	-	-	8,229	224,944
John A. Webb,	2012	99,130	-	-	27,750	-	-	5,989	132,869
CFO/ Vice President of Operations (2)	2011	110,000	19,250	-	69,813	-	-	11,543	210,606
Susan Hunt, Interim CFO (3)	2012	71,193	-	-	3,000			3,287	77,480

NOTE:  SOME LINE ITEMS DELETED AT END OF TABLE

1 Dr. Kasten was appointed Chief Executive Officer on December 30, 2010. Dr. Kasten’s compensation as CEO is presently set at minimum wage, and includes health care benefits. No employment contract exists for Dr. Kasten. Because of the late appointment in 2010, all compensation for that year relates to service as Chairman of the Board of Directors for that year.

2 Mr. Webb was appointed Chief Financial Officer on June 1, 2011. His employment provides for a base salary of $110,000 plus healthcare and vacation benefits.  The agreement also allows for certain bonus, separation and termination provisions. Mr. Webb received a bonus of $19,250 in 2011. Mr. Webb’s employment ended on July 13, 2012.  Separation compensation of $27,500 is included in base pay amounts.

3Ms. Hunt was appointed Interim Chief Financial Officer on July 13, 2012.  Her base salary is $75,000 plus healthcare and vacation benefits.

NOTE: FOOTNOTE 5 DELETED.

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

NOTE:  SOME LINE ITEMS DELETED AT END OF TABLE

DIRECTOR COMPENSATION

Directors do not receive any cash compensation for their service as directors of the Company or for attending any meetings.

DIRECTOR COMPENSATION
Name (a)	Fees Earned ($) (b)	Stock Awards ($) (c)	Options Awards ($) (d)	Non-Equity Incentive Plan Compensation ($) (e)	Change in Pension Value and Nonqualified Deferred Compensation ($) (f)	All Other Compensation ($) (g)	Total ($) (h)
Douglas M. Boyle , DBA(1)			15,000				15,000
James A. Monton (2)			3,000				3,000
Robert P. Ricciardi, Ph.D. (3)	30,000		3,000				33,000
Bernard L. Kasten, M.D. (4)			3,000				48,000

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

The following table sets forth certain information as of March 3, 2013 regarding the ownership of Common Stock (i) be each person known by the Company to be the beneficial owner of more than 5% of the outstanding Common Stock, (ii) by each current officer and director of the Company, (iii) by each nominee for director, and (iv) by all current officers and directors of the Company as a group.

The beneficial owners and amount of securities beneficially owned have been determined in accordance with Rule 13d-3 under the Exchange Act and, in accordance therewith, includes all shares of the Company’s Common Stock that may be acquired by such beneficial owners within 60 days of March 3, 2013 upon the exercise or conversion of any options, warrants or other convertible securities.  This table has been prepared based on  253,352,022 shares of Common Stock outstanding on March 3, 2013.  Unless otherwise indicated, each person or entity named below has sole voting and investment power with respect to all Common Stock beneficially owned by that person or entity, subject to matters set forth in the footnotes to the table below.

Name	Number of Shares Beneficially Owned	Approximate Percentage Of Stock Outstanding
John A. Marshall 3330 Willowfork Place Katy, TX 77494	41,666,667	16.3%
Kenneth R. Levine 2 Oaklawn Road Short Hills, NJ 07078	26,130,706(1)	9.7%
Robert Trussell 167 W. Main Street Suite 1500 Lexington, KY 40507	16,166,667(2)	6.3%
Gene Elite, LLC 1481 North Ocean Boulevard Pompano Beach, FL 33062	14,000,000(3)	5.3%
Chesed Congregation of America One State Street Plaza, 29th Floor New York, NY 10004	13,958,334(4)	5.2%
Bernard L. Kasten, Jr. M.D. 4380 27th Court S.W., Apt. 104 Naples, FL 34116	13,084,894(5)	5.0%
Robert P. Ricciardi, Ph.D. 831 Newhall Road Kennett Square, PA 19348	6,635,000(6)	2.6%
James Monton 11489 Grandstone Lane Cincinnati, Ohio 45249	1,337,500(7)	*
Douglas M. Boyle, DBA 111 Weatherly Street Dalton, PA 18414	925,000(8)	*
Michael Smith 3732 Winding Lake Cir Orlando, FL 32835	125,000(9)	*
Directors, Officers and Management as a Group	22,107,394(5)(6)(7)(8)(9)	8.4%

(1)	Includes 10,566,219 shares and currently exercisable options to acquire 643,750 shares of Common stock and 350,000 shares of Common Stock held by a retirement plan for Mr. Levine. Also includes 1,300,000 shares and currently exercisable warrants to acquire 13,270,737 shares of Common Stock held by First Equity Capital Securities, Inc. (FECS) of which Mr. Levine is president and owner.
(2)	Includes 16,166,667 shares and currently exercisable warrants to acquire 875,000 shares of Common Stock.
(3)	Includes 6,000,000 shares and currently exercisable warrants to acquire 8,000,000 shares of Common Stock.
(4)	Includes 13,333,334 shares of Common Stock issuable upon the conversion of convertible notes as of February 28, 2013. Chesed holds $1,000,000 principal balance of convertible notes, which have accrued $333,334 of interest through February 28, 2013 and convert at an exercise price of $.10 per share.
(5)	Includes 9,169,269 shares and currently exercisable options to acquire 3,916,625 shares of Common Stock.
(6)	Includes 4,510,000 shares and currently exercisable options and warrants to acquire 2,125,000 shares of Common Stock.
(7)	Includes 775,000 shares and currently exercisable options and warrants to acquire 512,500 shares of Common Stock.
(8)	Includes 925,000 currently exercisable options and warrants to acquire 550,000 shares of Common Stock.
(9)	Includes 125,000 currently exercisable options to acquire 125,000 shares of Common Stock

*less than1%

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

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

ITEM 15.	EXHIBITS

(1)	Financial Statements. The financial statements required to be filed are presented beginning on page 44.

(2)	Exhibits. The following Exhibits have been filed pursuant to Item 601 of Regulation S-K.

Exhibit Number	Description

21	Subsidiaries of the Registrant

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

NOTE:  ITEM 31.1 DELETED

SIGNATURES

In accordance with Section 12 of the Securities Exchange Act of 1934, the registrant caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

GENELINK, INC.
Registrant

Date: November 14, 2013	/s/Bernard L. Kasten, Jr., M.D.
Bernard L. Kasten, Jr., M.D.
Chief Executive Officer

In accordance with the Exchange Act this report has been signed below by the following persons on behalf of the registrant and in the capacities and the dates indicated.

Signatures	Capacity	Date

/s/ Bernard L. Kasten, Jr., M.D.	Director	November 14, 2013
Bernard L. Kasten, Jr., M.D.	Principal Executive Officer

/s/ Ofer Fridfertig	Director	November 14, 2013
Ofer Fridfertig

/s/ Geoffrey Haar	Director	November 14, 2013
Geoffrey Haar

/s/ Robert P. Ricciardi	Director	November 14, 2013
Robert P. Ricciardi, Ph.D.

/s/ Michael G. Smith	Principal Financial Officer	November 14, 2013
Michael G. Smith