Form 10-K/A
period 2012-12-31
GENELINK INC
filed 2013-12-17
CIK 941020

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10‑K/A
(Amendment No.2)

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

GENELINK, INC.
Registrant

Date: November 27, 2013	/s/Bernard L. Kasten, Jr., M.D.
Bernard L. Kasten, Jr., M.D.
Chief Executive Officer

In accordance with the Exchange Act this report has been signed below by the following persons on behalf of the registrant and in the capacities and the dates indicated.

Signatures	Capacity	Date

/s/ Bernard L. Kasten, Jr., M.D.	Director	November 27, 2013
Bernard L. Kasten, Jr., M.D.	Principal Executive Officer

/s/ Ofer Fridfertig	Director	November 27, 2013
Ofer Fridfertig

/s/ Geoffrey Haar	Director	November 27, 2013
Geoffrey Haar

/s/ Robert P. Ricciardi	Director	November 27, 2013
Robert P. Ricciardi, Ph.D.

/s/ Michael G. Smith	Principal Financial Officer	November 27, 2013
Michael G. Smith